Form 10-Q/A
period 1996-03-31
HART BREWING INC
filed 1996-05-14
CIK 1001917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q
                         ------------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      FOR THE QUARTER ENDED MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE TRANSITION PERIOD FROM      TO     .

                         COMMISSION FILE NUMBER 0-20355

                         ------------------------------

                               HART BREWING, INC.
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                    91-1258355
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                           91 SO. ROYAL BROUGHAM WAY,
                                SEATTLE, WA 98134
               (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code: (206) 682-8322, ext. 214

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

   Common Stock, par value of $.01 per share: 8,200,000 shares of Common Stock outstanding as of March 31, 1996.

                   Pages 1 of 13 sequentially numbered pages.

                               HART BREWING, INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                               TABLE OF CONTENTS

                                                                       PAGE


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
                 -- March 31, 1996 and December 31, 1995...............   3

         Statements of Income
                 -- Three Months Ended March 31, 1996 and 1995..........  4

         Statements of Cash Flows
                 -- Three Months Ended March 31, 1996 and 1995..........  5

         Notes to Financial Statements..................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................  7

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................... 10

SIGNATURES.............................................................. 11

EXHIBIT INDEX

         Exhibit 11..................................................... 12




                                       2

PART I.
        ITEM 1 FINANCIAL STATEMENTS

                               HART BREWING, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

                                                           MARCH 31     DECEMBER 31
                                                         -----------   -----------
                                                            1996          1995
                                                         -----------   -----------
                                     ASSETS
CURRENT ASSETS:
  Cash ...............................................   $ 5,865,093   $12,503,850
  Investments ........................................    18,896,715    17,772,199
  Accounts receivable ................................     2,002,258     2,166,893
  Inventories ........................................       709,943       681,979
  Prepaid expenses and other .........................       366,923       234,717
                                                         -----------   -----------
     Total current assets ............................    27,840,932    33,359,638
Fixed Assets, net ....................................    11,114,857     9,541,215
Other ................................................        83,333        80,732
                                                         -----------   -----------
          Total assets ...............................   $39,039,122   $42,981,585
                                                         ===========   ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...................................   $ 1,177,764   $ 1,238,349
  Accrued expenses ...................................       947,483       828,361
  Refundable deposits ................................       422,535       396,275
  Income taxes payable ...............................       164,468       101,087
  Notes payable to stockholders ......................          --       4,689,866
                                                          ----------   -----------
     Total current liabilities .......................     2,712,250     7,253,938
Long-Term Debt, net of current portion ...............          --            --
Deferred Rent ........................................       118,927       114,832
Deferred Income Taxes ................................       401,894       369,561
                                                         -----------   -----------
          Total liabilities ..........................     3,233,071     7,738,331
                                                         -----------   -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized, none
    issued...........................................           --            --
  Common stock, $.01 par value; 40,000,000 shares
    authorized, 8,200,000 shares issued and
    outstanding ......................................        82,000        82,000
  Additional paid-in capital .........................    35,107,084    35,107,084
  Retained earnings ..................................       616,967        54,170
                                                         -----------   -----------
          Total stockholders' equity .................    35,806,051    35,243,254
                                                         -----------   -----------
          Total liabilities and stockholders' equity .   $39,039,122   $42,981,585
                                                         ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               HART BREWING, INC.

                              STATEMENTS OF INCOME
                                  (Unaudited)

                                         QUARTER ENDED MARCH 31
                                       --------------------------
                                           1996          1995
                                       -----------    -----------
Gross Sales ........................   $ 5,752,920    $ 4,268,599
Less Excise Taxes ..................       463,408        333,516
                                       -----------    -----------
Net Sales ..........................     5,289,512      3,935,083
Cost of Sales ......................     3,306,737      2,261,543
                                       -----------    -----------

          Gross Margin .............     1,982,775      1,673,540
Selling, General and Administrative
  Expenses .........................     1,482,175        723,680
                                       -----------    -----------
Operating Income ...................       500,600        949,860
Interest Expense ...................        34,460         41,365
Other Expense (Income), Net ........      (283,171)        (1,782)
                                       -----------    -----------
Income Before Income Taxes .........       749,311        910,277
Provision (Benefit) for Income Taxes       186,514        317,687(1)
                                       -----------    -----------
Net Income .........................   $   562,797    $   592,590(1)
                                       ===========    ===========
Net Income Per Share ...............   $      0.07    $      0.09(1)
                                       ===========    ===========
Shares Outstanding .................     8,200,000      6,734,000(1)
                                       ===========    ===========
Barrels Shipped ....................        27,780         21,500
                                       ===========    ===========

   The accompanying notes are an integral part of these financial statements.

(1)     Pro forma amounts presented, see Notes 3 and 4 below.

                               HART BREWING, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               QUARTER ENDED MARCH 31
                                                             ---------------------------
                                                                 1996            1995
                                                             ------------    -----------
OPERATING ACTIVITIES:
  Net income .............................................   $    562,797    $   592,590
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization .......................        275,223        131,291
     (Gain) Loss on sale of fixed assets .................           (758)         1,376
     Deferred income taxes ...............................         32,333           --
     Deferred rent .......................................          4,095           --
  Changes in operating assets and liabilities:
     Accounts receivable .................................        164,635        (22,079)
     Inventories .........................................        (27,964)        83,523
     Prepaid expenses and other ..........................       (174,697)      (135,734)
     Accounts payable and accrued expenses ...............        121,918       (369,842)
     Refundable deposits .................................         26,260         50,406
                                                             ------------    -----------
          Net cash provided by operating
            activities ...................................        983,842        331,531
                                                             ------------    -----------
INVESTING ACTIVITIES:
  Acquisitions of fixed assets ...........................     (1,811,195)    (1,968,080)
  Proceeds from sales of fixed assets ....................          2,978           --
  Sales of investments ...................................     (1,124,516)          --
                                                             ------------    -----------
          Net cash used in investing activities ..........     (2,932,733)    (1,968,080)
                                                             ------------    -----------
FINANCING ACTIVITIES:
  Net borrowings on line of credit .......................           --          750,000
  Proceeds from issuance of long-term debt ...............           --          600,000
  Principal payments on long-term debt ...................           --          (49,290)
  Distributions to stockholders ..........................           --         (125,000)
  Borrowings from related parties ........................           --          200,000
  (Repayments) to related parties ........................     (4,689,866)          --
                                                             ------------    -----------
          Net cash provided by (used in)
            financing activities .........................     (4,689,866)     1,375,710
                                                             ------------    -----------
Decrease in cash and cash equivalents ....................     (6,638,757)      (260,839)
Cash and cash equivalents at beginning of period .........     12,503,850        261,921
                                                             ------------    -----------
Cash and cash equivalents at end of period ...............   $  5,865,093    $     1,082
                                                             ============    ===========


   The accompanying notes are an integral part of these financial statements.

                               HART BREWING, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

        Hart Brewing, Inc. (the "Company") was incorporated in 1984 and is engaged in the brewing, marketing and serving of craft beers, under the brand names: "Pyramid" and "Thomas Kemper." The products are sold primarily in Washington, Oregon and Northern California.

         The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2.  INVENTORIES

        Inventories consist of the following:

                                        March 31,        December 31,
                                          1996               1995
                                        ---------        ------------
           Finished goods.............   $558,567          $525,135
           Raw materials..............    151,376           156,844
                                        ---------        ------------
                                         $709,943          $681,979
                                        =========        ============

        Finished goods include beer held in fermentation prior to the filtration and packaging process.


3.  INCOME TAXES

        The financial statements of the Company for periods prior to the public offering, December 13, 1995, did not include a provision for income taxes because the Company was a Subchapter S corporation under the provisions of the Internal Revenue Code. Accordingly, any tax liability or benefit associated with the Company's income or loss flowed directly to its shareholders. For comparative purposes, the statement of income for the quarter ended March 31, 1995 includes a pro forma income tax provision using an effective rate of 34.9%, which rate approximates the federal and state tax rates.


4.  EARNINGS PER SHARE

        For the quarter ended March 31, 1995, earnings per share are presented on a pro forma basis to allow for comparison to the first quarter of 1996. Pro forma earnings per share is computed by dividing pro forma net income plus interest expense, net of tax, on debt that was assumed to be retired with the proceeds of its initial public offering, by the pro forma number of shares of common stock outstanding during the quarter.



5.  INITIAL PUBLIC OFFERING

        On December 13, 1995, the Company completed an initial public offering and sold 2,000,000 shares of its Common Stock for $19 per share in an underwritten offering, which resulted in net proceeds to the Company of $34,150,000, after deducting underwriting discounts and other offering costs.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA


                                             QUARTER ENDED MARCH 31,
                                      -----------------------------------------------
                                                     % OF                     % OF
                                         1996      NET SALES      1995      NET SALES
                                      ----------   ---------   ----------   ---------
Gross Sales.......................    $5,752,920               $4,268,599
Less Excise Taxes.................       463,408                  333,516
                                      ----------               ----------
Net Sales.........................     5,289,512    100.0       3,935,083    100.0
Cost of Sales.....................     3,306,737     62.5       2,261,543     57.5
                                      ----------    -----      ----------    -----
Gross Margin......................     1,982,775     37.5       1,673,540     42.5
Selling, General and Administrative    1,482,175     28.0         723,680     18.4
                                      ----------    -----      ----------    -----
Operating Income..................       500,600      9.5         949,860     24.1
Interest Expense..................        34,460      0.7          41,365      1.0
Other (Income), Net...............      (283,171)    (5.4)         (1,782)      -
                                      ----------    -----      ----------    -----
Income Before Income Taxes........       749,311     14.2         910,277     23.1
Income Tax Provision..............       186,514      3.6         317,687      8.0
                                      ----------    -----      ----------    -----
Net Income........................    $  562,797     10.6      $  592,590     15.1
                                      ==========    =====      ==========    =====


Net Income per Share..............    $      .07               $      .09
                                      ==========               ==========


Shares Outstanding................     8,200,000                6,734,000
                                      ==========               ==========
OPERATING DATA (IN BARRELS):
Barrels Shipped...................        27,780                   21,500
                                      ==========               ==========
Production Capacity at
  Period End......................       170,000                  170,000
                                      ==========               ==========


QUARTER  ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

    Gross Sales. Gross sales increased by 35% to $5.8 million in the first quarter ended March 31, 1996 from $4.3 million in the first quarter of 1995. The increase was primarily the result of a 29% increase in barrels shipped to 27,780 barrels in the first quarter of 1996 from 21,500 barrels in the first quarter of the 1995. The remainder of the increase was attributable to an increase in the Company's retail operations, including sales of food, beer, branded goods and related items. Selling price changes were not a material factor in the increase in gross sales.

    Excise Taxes. Excise taxes increased to 8.8% of net sales in the first quarter of 1996 from 8.5% of net sales in the same quarter of the prior year. The increase in excise taxes as a percentage of net sales was due to the increased excise tax rate applicable to annual production in excess of 60,000 barrels.

    Gross Margin. Gross margin increased by 18.4% to $2.0 million in the first quarter of 1996 from $1.7 million in the same quarter of 1995. Gross margin as a percentage of net sales declined by 5.0% to 37.5% in the first quarter of 1996 from 42.5% in the same quarter of 1995. This decrease as a percentage of sales was due to greater fixed and semi-fixed costs, associated with the operation of the Seattle Brewery and the lower gross margin associated with the increase in sales of beer, food and branded merchandise at the Company's pubs. Retail sales increased to 15.5% of gross sales in the first quarter of 1996 from 12.7% of gross sales in the same period of 1995, due primarily to growth in the Company's retail operations at the Seattle pub, which opened in February 1995. Changes in the cost of raw materials and packaging did not, in the aggregate, have a significant impact on gross margin during either period.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 104.1% to $1.5 million, 28.0% of net sales, in the first quarter of 1996 from $724,000, 18.4 % of net sales, in the same quarter of 1995. This increase was primarily attributable to the accelerated pace of new market entry. The number of sales personnel doubled over the same period of the prior year, and increased promotional and marketing expenses were incurred in connection with the Company's expansion into new markets.

    Other Income. Other income increased to $283,171 in the first quarter of 1996 from $1,782 in the first quarter of 1995. The increase in other income was due primarily to interest income earned from investing the net proceeds for the initial public stock offering, which proceeds were primarily invested in tax exempt bonds.

     Net Income. Net income decreased by 5.0% to $562,797 for the first quarter of 1996, or 10.6% of net sales, from $592,590, or 15.1% of net sales, in the same quarter of the 1995.

LIQUIDITY AND CAPITAL RESOURCES

    On December 13, 1995, the Company, in its initial public offering (the "Offering"), sold 2,000,000 shares of Common Stock at $19 per share, generating net proceeds of approximately $34,150,000. Prior to the offering, the Company had funded its operations and capital requirements through cash generated from operations, and bank borrowings. Net cash provided by operating activities in the first quarter of 1996 was $983,842 compared to $331,531 for the same quarter of the prior year. Net cash provided by operating activities was primarily generated by net income.

    At March 31, 1996, the Company had working capital of $25.1 million compared to $26.1 million at December 31, 1995. As of March 31, 1996 and December 31, 1995, the working capital balance resulted primarily from the net proceeds of the Offering.

    Net cash used in investing activities in the first quarter of 1996 and 1995 were $2.9 million and $2.0 million, respectively. The increase in cash used in investing activities in 1996 was primarily to pay for the Company's brewery expansion in Seattle and purchasing equipment for the Company's brewery and pub under construction in Berkeley, California.

    The Company commenced construction of its Berkeley Brewery in January, 1996 and expects to complete construction in late 1996. Estimated construction costs for the Berkeley Brewery are $8.5 million, which will be financed with the proceeds of the Offering or from the proceeds of an Industrial Development Bond, or from a combination of these sources.

    The Company also has a $15.0 million line of credit (the "Line of Credit") with a commercial lender. The Line of Credit revolves through December 31, 1997, during which time the required payments are interest only. At that date, the outstanding balance is converted into a term note that will fully amortize no later than four years from such expiration date. Borrowings under the Line of Credit accrue interest, at the Company's option, at either the bank's prime rate plus 0% to 0.5%, depending on the Company's ratio of debt to tangible net worth, or, if at least $250,000 in borrowings are drawn, at LIBOR plus 1.0% to 1.5%, depending on the Company's ratio of debt to tangible net worth. The Line of Credit includes provisions that require the Company to maintain certain financial ratios and a minimum tangible net worth. The Line of Credit expires on December 31, 2001. The Company has not borrowed funds under this Line of Credit.

    On December 1, 1995, the Company issued $6.0 million of unsecured notes ("Stockholder Notes") to its stockholders in payment of a dividend of undistributed S corporation earnings. The balance due under the Stockholder Notes of $4.7 million was fully paid on February 16, 1996.

    The Company had cash and cash equivalents of $5.9 million and $12.5 million as of March 31, 1996 and 1995, respectively. The Company believes that net cash flow from operations and bank borrowings under the Line of Credit will be sufficient to meet short-term liquidity requirements. Cash flow from operations and the net proceeds from the Offering will be used to repay existing bank borrowings and to finance the construction and equipment of new brewing facilities.

    The costs associated with future brewing facilities may vary substantially from those of the Kalama and Seattle facilities. Capital requirements may vary depending on such factors as real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. The Company intends to construct two additional breweries in 1997. Estimated costs to complete these breweries are approximately $11.0 to $14.0 million. The Company believes that the net proceeds of the Offering, together with cash from operations, and borrowings under the Line of Credit, will be sufficient to construct additional breweries.

    The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash flow from operations and, to the extent required and available, additional bank borrowings, industrial development bonds, and offerings of debt or equity securities.

PART II. -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

        The following exhibits are filed as part of this report.

                                                                          Page

11.1    Computation of Earnings Per share ...............................  12




(B)  REPORTS ON FORM 8-K

        None filed during the quarter ended MARCH 31, 1996.


Items 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 14, 1996.

                                        HART BREWING, INC.

                                        By: /s/ Don Burdick
                                           ------------------------------
                                           Don Burdick Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)



DATE:  May 14, 1996

                                 EXHIBIT INDEX


Exhibit
  No.                        Description
- -------                      -----------
  11.1     Computation of Earnings Per Share
  27       Financial Data Schedule