Form 10-Q
period 1996-06-30
PYRAMID BREWERIES INC
filed 1996-08-14
CIK 1001917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                         ------------------------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE QUARTER ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM _________ TO _________ .

                         COMMISSION FILE NUMBER 0-20355

                         ------------------------------

                             PYRAMID BREWERIES INC.
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                   Common Stock, par value of $.01 per share:
        8,200,000 shares of Common Stock outstanding as of June 30, 1996.

                   Pages 1 of 13 sequentially numbered pages.

                             PYRAMID BREWERIES INC.

                                    FORM 10-Q

            FOR THE QUARTERLY AND SIX MONTH PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I:          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -- June 30, 1996 and December 31, 1995...................       3
                 Statements of Income -- Three Month and Six Month period ended
                 June 30, 1996 and 1995..................................................       4
                 Statements of Cash Flows -- Three Month and Six Month period ended
                 June 30, 1996 and 1995..................................................       5
                 Notes to Financial Statements...........................................       6
Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...................................................       7

PART II:         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K........................................      10
SIGNATURES       ........................................................................      11
EXHIBIT INDEX

                 Exhibit 11.1............................................................      13

PART I.

ITEM 1.   FINANCIAL STATEMENTS

                             PYRAMID BREWERIES INC.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1996            1995
                                                                                    ------------    ------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                              $  3,041,315    $ 12,503,850
  Investments                                                                         20,467,142      17,772,199
  Accounts receivable                                                                  2,454,010       2,166,893
  Inventories                                                                            828,414         681,979
  Prepaid expenses and other                                                             479,005         234,717
                                                                                    ------------    ------------
    Total current assets                                                              27,269,886      33,359,638
Fixed Assets, net                                                                     14,276,852       9,541,215
Other                                                                                     57,992          80,732
                                                                                    ------------    ------------
      Total assets                                                                  $ 41,604,730    $ 42,981,585
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                                  $  1,550,049    $  1,238,349
  Accrued expenses                                                                     1,668,914         828,361
  Refundable deposits                                                                    448,537         396,275
  Income taxes payable                                                                   453,909         101,087
  Notes payable to stockholders                                                             --         4,689,866
                                                                                    ------------    ------------
    Total current liabilities                                                          4,121,409       7,253,938

Deferred Rent                                                                            143,214         114,832
Deferred Income Taxes                                                                    452,322         369,561
                                                                                    ------------    ------------
      Total liabilities                                                                4,716,945       7,738,331
                                                                                    ------------    ------------

STOCKHOLDERS' EQUITY:

  Preferred stock, 10,000,000 shares authorized, none issued                                --              --
  Common stock, $.01 par value; 40,000,000 shares authorized,
    8,200,000 shares issued and outstanding                                               82,000          82,000
  Additional paid-in capital                                                          35,107,084      35,107,084
  Unrealized gain (loss) in investment                                                  (100,010)           --
  Retained earnings                                                                    1,798,711          54,170
                                                                                    ------------    ------------
      Total stockholders' equity                                                      36,887,785      35,243,254
                                                                                    ------------    ------------
      Total liabilities and stockholders' equity                                    $ 41,604,730    $ 42,981,585
                                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             PYRAMID BREWERIES INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                     June 30,
                                                         --------------------           ---------------------
                                                           1996        1995              1996         1995
Gross Sales......................................        7,720,735   6,727,932        13,473,656   10,996,531
Less Excise Taxes................................          650,661     487,219         1,114,069      820,735
                                                         ---------   ---------        ----------   ----------
Net Sales........................................        7,070,074   6,240,713        12,359,587   10,175,796
Cost of Sales....................................        4,074,028   3,481,112         7,380,767    5,742,655
                                                         ---------   ---------        ----------   ----------
      Gross Margin...............................        2,996,046   2,759,601         4,978,820    4,433,141
Selling, General and Administrative Expenses.....        1,488,141   1,004,790         2,970,316    1,728,470
                                                         ---------   ---------        ----------    ---------
Operating Income.................................        1,507,905   1,754,811         2,008,504    2,704,671
Interest Expense.................................               --      79,592            34,460      120,958
Other Expense (Income), Net......................         (227,709)    (13,391)         (510,880)     (15,174)
                                                         ---------   ---------        ----------   ----------
Income Before Income Taxes.......................        1,735,614   1,688,610         2,484,924    2,598,887
Provision (Benefit) for Income Taxes.............          553,868     589,325(1)        740,383      907,012(1)
                                                         ---------   ---------        ----------   ----------
Net Income.......................................        1,181,746   1,099,285(1)      1,744,541    1,691,875(1)
                                                         =========   =========        ==========    =========
Net Income Per Share.............................             $.14        $.17(1)           $.21         $.26(1)
                                                         =========   =========        ==========    =========
Shares Outstanding...............................        8,200,000   6,785,938(1)      8,200,000    6,760,156(1)
                                                         =========   =========        ==========    =========
Barrels Shipped..................................           38,300      32,700            66,000       54,200
                                                         =========   =========        ==========    =========


   The accompanying notes are an integral part of these financial statements.

(1)      Pro forma amounts presented, see Notes 3 and 4 below.

                             PYRAMID BREWERIES INC.

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                     SIX MONTHS ENDED JUNE 30
                                                   ----------------------------
                                                        1996            1995
                                                   ------------    ------------
OPERATING ACTIVITIES:
  Net income ...................................   $  1,744,541    $  2,598,887
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization .............        562,007         392,169
     Gain on sale of fixed assets ..............         (1,960)           (329)
     Deferred income taxes .....................         82,761            --
     Deferred rent .............................         28,382           7,215

  Changes in operating assets and liabilities:
     Accounts receivable .......................       (287,117)       (825,979)
     Inventories ...............................       (146,435)       (121,818)
     Prepaid expenses and other ................       (288,059)       (237,144)
     Accounts payable and accrued expenses .....      1,505,075         465,524
     Refundable deposits .......................         52,262          78,753
     Unrealized loss on investments ............       (100,010)           --
                                                   ------------    ------------
          Net cash provided by operating
            activities .........................      3,151,447       2,357,278
                                                   ------------    ------------

INVESTING ACTIVITIES:

  Acquisitions of fixed assets .................     (5,231,956)     (3,311,368)
  Proceeds from sales of fixed assets ..........          2,783          11,275
  Purchase of investments ......................     (2,694,943)           --
                                                   ------------    ------------
          Net cash used in investing activities      (7,924,116)     (3,300,093)
                                                   ------------    ------------

FINANCING ACTIVITIES:
  Increase in bank overdraft ...................           --            99,283
  Net borrowings on line of credit .............           --           675,000
  Proceeds from issuance of long-term debt .....           --         1,850,000
  Principal payments on long-term debt .........           --          (449,389)
  Distributions to stockholders ................           --        (1,694,000)
  Borrowings from related parties ..............           --           200,000
  Repayments to related parties ................     (4,689,866)           --
                                                   ------------    ------------
          Net cash provided by (used in)
            financing activities ...............     (4,689,866)        680,894
                                                   ------------    ------------
Decrease in cash and cash equivalents ..........     (9,462,535)       (261,921)

Cash and cash equivalents at beginning of period     12,503,850         261,921
                                                   ------------    ------------
Cash and cash equivalents at end of period .....   $  3,041,315    $       --
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                             PYRAMID BREWERIES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

    Pyramid Breweries Inc. (the "Company") was incorporated in 1984 and is engaged in the brewing, marketing and serving of craft beers, under the brand names "Pyramid" and "Thomas Kemper." The products are sold primarily in Washington, Oregon and Northern California.

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

2.  INVENTORIES

         Inventories consist of the following:

                                                  JUNE 30,         DECEMBER 31,
                                                     1996              1995
                                                  -----------------------------
Raw Materials                                     $616,403           $525,135
Finished Goods and Promotional Items               212,011            156,844
                                                  --------           --------
                                                  $828,414           $681,979
                                                  ========           ========

    Raw Materials include beer held in fermentation prior to the filtration and packaging process.

3.  INCOME TAXES

    The financial statements of the Company for periods prior to the public offering, December 13, 1995, did not include a provision for income taxes because the Company was a Subchapter S corporation under the provisions of the Internal Revenue Code. Accordingly, any tax liability or benefit associated with the Company's income or loss flowed directly to its shareholders. For comparative purposes, the statement of income for the quarter ended June 30, 1995 includes a pro forma income tax provision using an effective rate of 34.9%, which rate approximates the federal and state tax rates.

4.  EARNINGS PER SHARE

    For the quarter ended June 30, 1995, earnings per share are presented on a pro forma basis to allow for comparison to the second quarter of 1996. Pro forma earnings per share is computed by dividing pro forma net income plus interest expense, net of tax, on debt that was assumed to be retired with the proceeds of its initial public offering, by the pro forma number of shares of common stock outstanding during the quarter.

5.  INITIAL PUBLIC OFFERING

    On December 13, 1995, the Company completed an initial public offering and sold 2,000,000 shares of its Common Stock for $19 per share in an underwritten offering, which resulted in net proceeds to the Company of $34,150,000, after deducting underwriting discounts and other offering costs.

6.  LEGAL PROCEEDINGS

    On June 20, 1996 and August 1, 1996, Pyramid received a complaint in actions entitled Steckman et, al. v. Hart Brewing, Inc. et al., Case No. 96-1077, United States District Court, Southern District of California and Peters et. al. v. Pyramid Breweries Inc. et. al., Case No. 96-1190 United States District Court, Western District of Washington. The complaints allege a failure to disclose certain material information about the Company in connection with its prospectus dated December 13, 1995. Although the outcome of such litigation is uncertain and no assurance can be given as to the ultimate financial impact of such litigation on the Company, management believes that the allegations of the complaints are without merit and will vigorously defend against such allegations.

7.  STOCK OPTIONS

    Stock option activity during the six month period ending June 30, 1996 was as follows:

                                        Options        Price
                                        -------    -------------
Outstanding, December 31, 1995........  266,500         $19.00
Grants through June 30, 1996..........  122,000          10.75
                                        -------         ------
Outstanding, June 30, 1996............  388,500     $10.75-$19.00
                                        =======     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

                                        THREE MONTHS ENDED JUNE 30,
                         ---------------------------------------------------------
                                            % OF                         % OF
                             1996         NET SALES       1995         NET SALES
                         ------------  -------------  ------------   -------------
Gross Sales ..........   $  7,720,735                 $  6,727,932
Less Excise Taxes ....        650,661                      487,219
                         ------------                 ------------
Net Sales ............      7,070,074          100.0     6,240,713           100.0
Cost of Sales ........      4,074,028           57.6     3,481,112            55.8
                         ------------  -------------  ------------   -------------
Gross Margin .........      2,996,046           42.4     2,759,601            44.2
Selling, General and
 Administrative .......     1,488,141           21.1     1,004,790            16.1
                         ------------  -------------  ------------   -------------
Operating Income .....      1,507,905           21.3     1,754,811            28.1

Other, Net ...........        227,709            3.2       (66,201)           (1.0)
                         ------------  -------------  ------------   -------------
Income Before Income
 Taxes ...............      1,735,614           24.5     1,688,610            27.1
Income Tax Provision .        553,868            7.8       589,325             9.5
                         ------------  -------------  ------------   -------------
Net Income ...........   $  1,181,746           16.7  $  1,099,285            17.6
                         ============  =============  ============   =============

Net Income per Share .   $        .14                 $        .17
                         ============                 ============

Shares Outstanding ...      8,200,000                    6,785,938
                         ============                 ============

Barrels Shipped ......         38,300                       32,700
                         ============                 ============

                                         SIX MONTHS ENDED JUNE 30,
                         ---------------------------------------------------------
                                            % OF                         % OF
                             1996         NET SALES       1995         NET SALES
                         ------------  -------------  ------------   -------------
Gross Sales ..........   $ 13,473,656                 $ 10,996,531
Less Excise Taxes ....      1,114,069                      820,735
                         ------------                 ------------
Net Sales ............     12,359,587          100.0    10,175,796            100.0
Cost of Sales ........      7,380,767           59.7     5,742,655             56.4
                         ------------  -------------  ------------    -------------
Gross Margin .........      4,978,820           40.3     4,433,141             43.6
Selling, General and
Administrative .......      2,970,316           24.0     1,728,470             17.0
                         ------------  -------------  ------------    -------------
Operating Income .....      2,008,504           16.3     2,704,671             26.6

Other, Net ...........        476,420            3.8      (105,784)            (1.0)
                         ------------  -------------  ------------    -------------
Income Before Income
 Taxes ...............      2,484,924           20.1     2,598,887             25.6
Income Tax Provision .        740,383            6.0       907,012              9.0
                         ------------  -------------  ------------    -------------
Net Income ...........   $  1,744,541           14.1  $  1,691,875             16.6
                         ============  =============  ============   ==============
Net Income per Share .   $        .21                 $        .26
                         ============                 ============

Shares Outstanding ...      8,200,000                    6,760,156
                         ============                 ============

Barrels Shipped ......         66,000                       54,200
                         ============                 ============




QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

    Gross Sales. Gross sales increased by 14.9% to $7.7 million in the second quarter ended June 30, 1996 from $6.7 million in the second quarter of 1995. The increase was primarily the result of a 17.1% increase in barrels shipped to 38,300 barrels in the second quarter of 1996 from 32,700 barrels in the second quarter of 1995. Sales from retail operations were $1.0 million, an increase of 13.1% over the second quarter of 1995. Selling price changes were not a material factor in the increase in gross sales.

    Excise Taxes. Excise taxes increased to 9.2% of net sales in the second quarter of 1996 from 7.8% of net sales in the same quarter of the prior year. The increase in excise taxes as a percentage of net sales was due to the increased excise tax rate applicable to annual production in excess of 60,000 barrels.

    Gross Margin. Gross margin increased by 7.1% to $3.0 million in the second quarter of 1996 from $2.8 million in the same quarter of 1995. Gross margin as a percentage of net sales declined slightly to 42.4% in the second quarter of 1996 from 44.2% in the same quarter of 1995. This decrease as a percentage of sales was due to an increase in cost of sales, primarily due to higher malt prices, depreciation and freight.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 50.0% to $1.5 million, 21.1% of net sales, in the second quarter of 1996 from $1.0 million, 16.1 % of net sales, in the same quarter of 1995. This increase was primarily attributable to the accelerated pace of new market entry. New markets entered into during the second quarter were New Mexico, Massachusetts, Maryland, Virginia, Rhode
Island, Utah, Wisconsin, Georgia and New York. The number of sales and marketing personnel nearly doubled over the same period of the prior year, and increased promotional and marketing expenses were incurred in connection with the Company's expansion into new markets. Although it is difficult to predict, the Company expects that selling, general and administrative expenses will continue to be substantially greater than in prior years. Management believes these expenses are likely to adversely impact near term earnings, but feel these expenses are investments in the long-term national expansion and success of Pyramid Breweries.

    Other, net. Other non operating items increased to income of $227,709 in the second quarter of 1996 from an expense of $66,201 in the second quarter of 1995. The increase in other non operating items was due primarily to interest income earned from investing the net proceeds from the initial public stock offering, after repaying existing borrowings, primarily into tax exempt bonds.

    Net Income. Net income increased by 9.1% to $1.2 million for the second quarter of 1996, or 16.7% of net sales, from $1.1 million, or 17.6% of net sales, in the same quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

    Gross Sales. Gross sales increased by 22.7% to $13.5 million in the period ended June 30, 1996 from $11.0 million in the same period of 1995. The increase was primarily the result of a 21.8% increase in barrels shipped to 66,000 barrels in the period ended June 30, 1996 from 54,200 barrels in the same period of 1995. Sales from retail operations increased 26.7% to $1.9 million in the period ended June 30, 1996 from $1.5 million in the same period of the prior year. Selling price changes were not a material factor in the increase in gross sales.

    Excise Taxes. Excise taxes increased to 9.0% of net sales in the period ended June 30, 1996 from 8.1% of net sales in the same period of the prior year. The increase in excise taxes as a percentage of net sales was due to the increased excise tax rate applicable to annual production in excess of 60,000 barrels.

    Gross Margin. Gross margin increased by 13.6% to $5.0 million in the period ended June 30, 1996 from $4.4 million in the same period of 1995. Gross margin as a percentage of net sales declined by 3.3% to 40.3% in the period ended June 30, 1996 from 43.6% in the same period of 1995. This decrease as a percentage of sales was due to an increase in the cost of sales due to lower capacity utilization during the first three months of 1996, higher malt prices and greater fixed and semi-fixed costs, associated with the operation of the Seattle Brewery. Retail sales increased to 14.3% of gross sales in the period ended June 30, 1996 from 13.3% of gross sales in the same period of 1995, due primarily to growth in the Company's retail operations at the Seattle pub, which opened in February 1995.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 76.4% to $3.0 million, 24.0% of net sales, in the period ended June 30, 1996 from $1.7 million, 17.0 % of net sales, in the same period of 1995. This increase was primarily attributable to the accelerated pace of new market entry. The number of sales and marketing personnel nearly doubled over the same period of the prior year, and increased promotional and marketing expenses were incurred in connection with the Company's expansion into new markets. Although it is difficult to predict, the Company expects that selling, general and administrative expenses will continue to be substantially greater than in prior years. Management believes these expenses are likely to adversely impact near term earnings, but feel these expenses are investments in the long-term national expansion and success of Pyramid Breweries.

    Other, net. Other non operating items increased to income of $476,420 in the period ended June 30, 1996 from an expense of $105,784 in the period ended June 30, 1995. The increase in other non operating items was due primarily to interest income earned from investing the net proceeds for the initial public stock offering, after repaying existing borrowings, primarily into tax exempt bonds.

    Net Income. Net income remained consistent at $1.7 million comparable to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    On December 13, 1995, the Company, in its initial public offering (the "Offering"), sold 2,000,000 shares of Common Stock at $19 per share, generating net proceeds of approximately $34,150,000. Prior to the offering, the Company had funded its operations and capital requirements primarily through cash generated from operations, and bank borrowings. Net cash provided by operating activities in the period ended June 30, 1996 was $3.2 compared to $2.4 for the same period of the prior year. Net cash provided by operating activities was primarily generated by net income.

    At June 30, 1996, the Company had working capital of $23.1 million compared to $26.1 million at December 31, 1995. As of June 30, 1996 and December 31, 1995, the working capital balance resulted primarily from the net proceeds of the Offering.

    Net cash used in investing activities in the period ended June 30, 1996 and 1995 were $7.9 million and $3.3 million, respectively. The increase in cash used in investing activities in 1996 was primarily to pay for the Company's brewery expansion in Seattle and purchasing equipment for the Company's brewery and pub under construction in Berkeley, California.

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

    The Company had cash and cash equivalents of $3.0 million and $0 as of June 30, 1996 and 1995, respectively. The Company believes that net cash flow from operations and bank borrowings under the Line of Credit will be sufficient to meet short-term liquidity requirements. Cash flow from operations and the net proceeds from the Offering will be used to finance the construction and equipment of new brewing facilities.

    The costs associated with future brewing facilities may be substantially greater from those of the Kalama and Seattle facilities. Capital requirements may vary depending on such factors as real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. The Company intends to construct additional breweries in future years. The Company believes that the net proceeds of the Offering,together with cash from operations, and borrowings under the Line of Credit, will be sufficient to construct Berkeley and two additional breweries.

    The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash flow from operations and, to the extent required and available, additional bank borrowings, industrial development bonds, and offerings of debt or equity securities.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

    Certain statements contained herein are forward-looking statements that involve a number of risks, uncertainties and factors that may cause actual results to materially differ, including slow sales growth in new and existing markets, decreased selling prices, increased competition, expenses and uncertainties associated with construction and operation of new breweries and expansion of the distribution network, increases in raw material costs and the risk factors set forth in the Company's prospectus dated December 13, 1995.

PART II. -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 20, 1996 and August 1, 1996, Pyramid received complaints in actions entitled Steckman et al. v. Hart Brewing, Inc. et al., Case No.
96-1077, United States District Court, Southern District of California and Peters et. al. v. Pyramid Breweries Inc. et. al., Case No. 96-1190 United
States District Court, Western District of Washington. The complaints allege a failure to disclose certain material information about the Company in connection with its prospectus dated December 13, 1995. Although the outcome of such litigation is uncertain and no assurance can be given as to the ultimate financial impact of such litigation on the Company, management believes that the allegations of the complaints are without merit and will vigorously defend against such allegations.



ITEM 2.  NONE

ITEM 3.  NONE

ITEM 4.  NONE

ITEM 5.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

         The following exhibits are filed as part of this report.

                                                                            Page
                                                                            ----
11.1       Computation of Earnings Per share..........................       13

(B)  REPORTS ON FORM 8-K

         None filed during the quarter ended JUNE 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 14, 1996.

                              PYRAMID BREWERIES INC.

                              By:  /s/ Don Burdick
                                   ------------------------------------------
                                   Don Burdick
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting Officer)

DATE:  August 14, 1996

                                  EXHIBIT INDEX

      EXHIBIT
        NO.                DESCRIPTION
      -------              -----------
       11.1     Computation of Earnings Per Share
        27      Financial Data Schedule