Form 10-Q/A
period 1996-06-30
PYRAMID BREWERIES INC
filed 1996-11-08
CIK 1001917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q/A

                         ------------------------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE QUARTER ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM _________ TO _________ .

                         COMMISSION FILE NUMBER 0-27116

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

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I:          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -- June 30, 1996 and December 31, 1995...................       3
                 Statements of Income -- Three Month and Six Month period ended
                 June 30, 1996 and 1995..................................................       4
                 Statements of Cash Flows -- Three Month and Six Month period ended
                 June 30, 1996 and 1995..................................................       5
                 Notes to Financial Statements...........................................       6
Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...................................................       7

PART II:         OTHER INFORMATION

Item 4.          Submission of matters to a vote of security holders.....................      10
Item 6.          Exhibits and Reports on Form 8-K........................................      10
SIGNATURES       ........................................................................      11
EXHIBIT INDEX

                 Exhibit 11.1............................................................      13

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



ITEM 2.  NONE

ITEM 3.  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pyramid Breweries Inc. held its annual meeting of stockholders on May 16, 1996. The following items were voted upon at that time.

        1. To elect one Class I director, George Hancock, to serve a three year term ending at the 1999 Annual Meeting, and to elect one Class III director, George C. Textor, Jr. to serve until the 1998 Annual Meeting. The results of the vote were as follows:

Director                          For                  Withheld
--------                          ---                  --------
George Hancock                  6,021,974                7,069
George C. Textor, Jr.           6,020,649                8,394

Resolved: That George Hancock and George C. Textor, Jr. are hereby elected Class I and Class III directors, respectively, to hold office under the terms outlined above and until their successors are duly elected and qualified.

        2. To consider and approve the 1996 Employee Stock Purchase Plan. The results of the vote were as follows:

                                   For             Against         Withheld
                                   ---             -------         --------
Employee Stock Purchase Plan    5,125,508          128,258           8,846

Resolved: To approve the 1996 Employee Stock Purchase Plan.

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