Form 10-Q
period 1996-09-30
PYRAMID BREWERIES INC
filed 1996-11-14
CIK 1001917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

 (MARK ONE)

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM _________ TO _________ .

                         COMMISSION FILE NUMBER 0-27116
                               ----------------

                             PYRAMID BREWERIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                WASHINGTON                                 91-1258355
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)

  91 SO. ROYAL BROUGHAM WAY, SEATTLE, WA                      98134
 (Address of principal executive offices)                  (Zip Code)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 682-8322, EXT. 214

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

                   Common Stock, par value of $.01 per share:
     8,200,000 shares of Common Stock outstanding as of September 30, 1996.

                   PAGES 1 OF 14 SEQUENTIALLY NUMBERED PAGES.

                             PYRAMID BREWERIES INC.

                                    FORM 10-Q

        FOR THE QUARTERLY AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                                                  PAGE
PART I:       FINANCIAL INFORMATION
Item 1        Financial Statements
              Balance Sheets -- September 30, 1996 and December 31, 1995..................         3
              Statements of Income -- Three Months and Nine Months ended
                September 30, 1996 and 1995...............................................         4
              Statements of Cash Flows -- Nine Months ended September 30, 1996 and 1995...         5
              Notes to Financial Statements...............................................         6
Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................         7
PART II:      OTHER INFORMATION
Item 6.       Exhibits and Reports on Form 8-K............................................         11
SIGNATURE     ............................................................................         12
EXHIBIT INDEX
              Exhibit 11.1................................................................         14

PART I.

ITEM 1.       FINANCIAL STATEMENTS

                             PYRAMID BREWERIES INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                           1996                1995
                                                                       -------------       -------------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................        $   2,026,529       $  12,503,850
  Investments..................................................           15,934,127          17,772,199
  Accounts receivable..........................................            1,824,115           2,166,893
  Inventories..................................................            1,012,700             681,979
  Prepaid expenses and other...................................              759,332             234,717
                                                                       -------------       -------------
    Total current assets.......................................           21,556,803          33,359,638
Fixed Assets, net..............................................           20,534,743           9,541,215
Other..........................................................              225,948              80,732
                                                                       -------------       -------------
      Total assets.............................................        $  42,317,494       $  42,981,585
                                                                       =============       =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.............................................        $   1,986,635       $   1,238,349
  Accrued expenses.............................................            1,316,862             828,361
  Refundable deposits..........................................              438,931             396,275
  Income taxes payable.........................................               33,622             101,087
  Notes payable to stockholders................................                   --           4,689,866
                                                                       -------------       -------------
    Total current liabilities..................................            3,776,050           7,253,938
Deferred Rent..................................................              223,327             114,832
Deferred Income Taxes..........................................              579,107             369,561
                                                                       -------------       -------------
      Total liabilities........................................            4,578,484           7,738,331
                                                                       -------------       -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized, none issued...                   --                  --
  Common stock, $.01 par value; 40,000,000 shares authorized,
    8,200,000 shares issued and outstanding....................               82,000              82,000
  Additional paid-in capital...................................           35,107,084          35,107,084
  Unrealized loss in investments...............................             (179,579)                 --
  Retained earnings............................................            2,729,505              54,170
                                                                       -------------       -------------
      Total stockholders' equity...............................           37,739,010          35,243,254
                                                                       -------------       -------------
      Total liabilities and stockholders' equity...............        $  42,317,494       $  42,981,585
                                                                       =============       =============


   The accompanying notes are an integral part of these financial statements.

                             PYRAMID BREWERIES INC.

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                           THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------    -------------------------------
                                               1996              1995               1996              1995
                                           -----------       -----------        -----------       -----------
Gross Sales ............................   $ 7,172,565       $ 7,315,136        $20,646,220       $18,311,663
Less Excise Taxes ......................       510,150           546,519          1,624,219         1,367,255
                                           -----------       -----------        -----------       -----------
Net Sales ..............................     6,662,415         6,768,617         19,022,001        16,944,408
Cost of Sales ..........................     4,031,153         3,985,334         11,411,917         9,728,074
                                           -----------       -----------        -----------       -----------
      Gross Margin .....................     2,631,262         2,783,283          7,610,084         7,216,334
Selling, General and Administrative
  Expenses .............................     1,648,604         1,135,037          4,618,920         2,863,422
                                           -----------       -----------        -----------       -----------
Operating Income .......................       982,658         1,648,246          2,991,164         4,352,912
Other, Net .............................       310,632           (26,838)           787,052          (132,615)
                                           -----------       -----------        -----------       -----------
Income Before Income Taxes .............     1,293,290         1,621,408          3,778,216         4,220,297
Provision for Income Taxes .............       362,499           565,871 (1)      1,102,881         1,472,884 (1)
                                           -----------       -----------        -----------       -----------
Net Income .............................   $   930,791       $ 1,055,537 (1)    $ 2,675,335       $ 2,747,413 (1)
                                           ===========       ===========        ===========       ===========

Net Income Per Share ...................   $       .11       $       .16 (1)    $       .32       $       .42 (1)
                                           ===========       ===========        ===========       ===========

Shares Outstanding .....................     8,200,000         6,778,125 (1)      8,200,000         6,778,125 (1)
                                           ===========       ===========        ===========       ===========

Barrels Shipped ........................        35,700            34,900            101,800            89,100
                                           ===========       ===========        ===========       ===========


   The accompanying notes are an integral part of these financial statements.

------------

(1)  Pro forma amounts presented, see Notes 3 and 4.

                             PYRAMID BREWERIES INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                           1996                1995
                                                       ------------        ------------
OPERATING ACTIVITIES:
  Net income .......................................   $  2,675,335        $  4,220,297
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization .................        860,704             618,681
     Gain on sale of fixed assets ..................         (6,310)            (23,512)
     Deferred income taxes .........................        209,546                --
     Deferred rent .................................        108,495              10,056
     Realized loss on investments ..................         51,855                --
  Changes in operating assets and liabilities:
     Accounts receivable ...........................        342,778            (625,637)
     Inventories ...................................       (330,721)           (502,751)
     Prepaid expenses and other ....................       (740,182)           (217,946)
     Accounts payable and accrued expenses .........      1,169,322             633,622
     Refundable deposits ...........................         42,656             149,778
                                                       ------------        ------------
          Net cash provided by operating
            activities .............................      4,383,478           4,262,588
                                                       ------------        ------------
INVESTING ACTIVITIES:
  Acquisitions of fixed assets .....................    (11,787,024)         (4,319,847)
  Proceeds from sales of fixed assets ..............          9,453              43,605
  Sales and redemptions of investments .............     27,030,442                --
  Purchases of investments .........................    (25,423,804)               --
                                                       ------------        ------------
          Net cash used in investing activities ....    (10,170,933)         (4,276,242)
                                                       ------------        ------------
FINANCING ACTIVITIES:
  Deferred Offering Costs ..........................           --               (71,217)
  Proceeds from issuance of long-term debt .........           --             3,000,000
  Principal payments on long-term debt..............           --              (892,541)
  Distributions to stockholders ....................           --            (1,925,000)
  Borrowings from related parties ..................           --               200,000
  Repayments to related parties ....................     (4,689,866)           (200,000)
                                                       ------------        ------------
          Net cash provided by (used in)
            financing activities ...................     (4,689,866)            111,242
                                                       ------------        ------------
(Decrease) Increase in cash and cash equivalents        (10,477,321)             97,588
Cash and cash equivalents at beginning of period ...     12,503,850             261,921
                                                       ------------        ------------
Cash and cash equivalents at end of period .........   $  2,026,529        $    359,509
                                                       ============        ============


   The accompanying notes are an integral part of these financial statements.

                             PYRAMID BREWERIES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    Pyramid Breweries Inc. (the "Company") was incorporated in 1984 and is engaged in the brewing, marketing and serving of craft beers, under the brand names "Pyramid" and "Thomas Kemper." The products are sold primarily in Washington, Oregon and Northern California. The Company's craft beers were distributed in 27 states at September 30, 1996.

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

2.  INVENTORIES

    Inventories consist of the following:

                                          SEPTEMBER 30,     DECEMBER 31,
                                              1996             1995
                                           ----------       ----------
Raw Materials .........................    $  607,226       $  525,135
Finished Goods and Promotional Items ..       405,474          156,844
                                           ----------       ----------
                                           $1,012,700       $  681,979
                                           ==========       ==========


    Raw Materials include beer held in fermentation prior to the filtration and packaging process.

3.  INCOME TAXES

    The financial statements of the Company for periods prior to the public offering, December 13, 1995, did not include a provision for income taxes because the Company was a Subchapter S corporation under the provisions of the Internal Revenue Code. Accordingly, any tax liability or benefit associated with the Company's income or loss flowed directly to its shareholders. For comparative purposes, the statement of income for the quarter ended September 30, 1995 includes a pro forma income tax provision using an effective rate of 34.9%, which rate approximates the federal and state tax rates.

4.  EARNINGS PER SHARE

For the quarter and nine month period ended September 30, 1995, earnings per share is presented on a pro forma basis to allow for comparison to the quarter and nine month period ended September 30, 1996. Pro forma earnings per share is computed by dividing pro forma net income plus interest expense, net of tax, on debt that was assumed to be retired with the proceeds of the Company's initial public offering, by the pro forma number of shares of common stock outstanding during the periods presented.

5.  INITIAL PUBLIC OFFERING

    On December 13, 1995, the Company completed an initial public offering and sold 2,000,000 shares of its Common Stock for $19 per share in an underwritten offering, which resulted in net proceeds to the Company of $34,150,000, after deducting underwriting discounts and other offering costs.

6.  LEGAL PROCEEDINGS

The Company and certain of its officers and current and former directors have been named in several putative class actions alleging a failure to disclose certain material information in connection with its Prospectus dated December 13, 1995. These actions (collectively the "Lawsuits" ) are: Peters v. Pyramid Breweries Inc., et al., Case No. C96-1190C, United States District Court for the Western District of Washington ("Peters"); Steckman v. Hart Brewing , Inc., et al., Case No. C96-1077K(RBB), United States District Court for the Southern District of California ("Steckman"); Tishrei Trading, et al. v. Pyramid Breweries Inc., et al., Case No. 00703257, Superior Court for San Diego County, California ("Tishrei"). The Lawsuits assert claims under the Securities Act of 1933; the Tishrei action also asserts claims under the California Corporations Code.

On October 28, 1996, plaintiff's counsel in the Peters case filed an unopposed request that the Court dismiss the case. All defendants have moved to dismiss the Steckman complaint. A hearing is scheduled on the motions to dismiss for December 23, 1996. Although the outcome of the Lawsuits is uncertain and no assurance can be given as to the ultimate financial impact of the Lawsuits on the Company, management believes the Lawsuits are without merit and will vigorously defend them.


7.  STOCK OPTIONS

    Stock option activity during the nine month period ending September 30, 1996 was as follows:

                                                            OPTIONS          PRICE
                                                            -------      --------------
          Outstanding, December 31, 1995...............     266,500             $19.00
          Grants through September 30, 1996............     122,000              10.75
                                                            -------       -------------
          Outstanding, September 30, 1996..............     388,500       $10.75-$19.00
                                                            =======       =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------
                                                                  % OF                                 % OF
                                             1996               NET SALES          1995              NET SALES
                                          -----------         -------------     -----------        -------------
Gross Sales ..........................    $ 7,172,565                           $ 7,315,136
Less Excise Taxes ....................        510,150                               546,519
                                          -----------                           -----------
Net Sales ............................      6,662,415                 100.0       6,768,617                100.0
Cost of Sales ........................      4,031,153                  60.5       3,985,334                 58.9
                                          -----------         -------------     -----------        -------------
Gross Margin .........................      2,631,262                  39.5       2,783,283                 41.1
Selling, General and Administrative ..      1,648,604                  24.8       1,135,037                 16.7
                                          -----------         -------------     -----------        -------------
Operating Income .....................        982,658                  14.7       1,648,246                 24.4
Other, Net ...........................        310,632                   4.7         (26,838)                (0.4)
                                          -----------         -------------     -----------        -------------
Income Before Income Taxes ...........      1,293,290                  19.4       1,621,408                 24.0

Income Tax Provision...............           362,499                   5.4         565,871                  8.4
                                          -----------         -------------     -----------        -------------
Net Income ........................       $   930,791                  14.0     $ 1,055,537                 15.6
                                          ===========         =============     ===========        =============
Net Income per Share ..............       $       .11                           $       .16
                                          ===========                           ===========
Shares Outstanding ................         8,200,000                             6,778,125
                                          ===========                           ===========
Barrels Shipped ...................            35,700                                34,900
                                          ===========                           ===========


                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------------------------------------------------
                                                                  % OF                                    % OF
                                               1996             NET SALES             1995              NET SALES
                                          ------------       --------------       ------------        --------------
Gross Sales .........................     $ 20,646,220                            $ 18,311,663
Less Excise Taxes ...................        1,624,219                               1,367,255
                                          ------------                            ------------
Net Sales ...........................       19,022,001                100.0         16,944,408                 100.0
Cost of Sales .......................       11,411,917                 60.0          9,728,074                  57.4
                                          ------------       --------------       ------------        --------------
Gross Margin ........................        7,610,084                 40.0          7,216,334                  42.6
Selling, General and Administrative..        4,618,920                 24.3          2,863,422                  16.9
                                          ------------       --------------       ------------        --------------
Operating Income ....................        2,991,164                 15.7          4,352,912                  25.7
Other, Net ..........................          787,052                  4.2           (132,615)                 (0.8)
                                          ------------       --------------       ------------        --------------
Income Before Income Taxes ..........        3,778,216                 19.9          4,220,297                  24.9
Income Tax Provision ................        1,102,881                  5.8          1,472,884                   8.7
                                          ------------       --------------       ------------        --------------
Net Income ..........................     $  2,675,335                 14.1       $  2,747,413                  16.2
                                          ============       ==============       ============        ==============
Net Income per Share ................     $        .32                            $        .42
                                          ============                            ============
Shares Outstanding ..................        8,200,000                               6,778,125
                                          ============                            ============
Barrels Shipped .....................          101,800                                  89,100
                                          ============                            ============


QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

    Gross Sales. Gross sales decreased by 1.4% to $7.2 million in the third quarter ended September 30, 1996 from $7.3 million in the third quarter of 1995. The decrease was primarily the result of an increase in discounts. Sales from retail operations were $1.1 million, which is consistent with the third quarter of 1995. Selling price changes were not a material factor in the decrease in gross sales.

    Excise Taxes. Excise taxes decreased to 7.7% of net sales in the third quarter of 1996 from 8.1% of net sales in the same quarter of the prior year.

    Gross Margin. Gross margin decreased by 7.1% to $2.6 million in the third quarter of 1996 from $2.8 million in the same quarter of 1995. Gross margin as a percentage of net sales declined to 39.5% in the third quarter of 1996 from 41.1% in the same quarter of 1995. This decrease was the result of an increase in cost of sales due to an increase in depreciation and freight expenses, and the lower utilization of brewing capacity. Raw material and packaging expenses were not a material factor in the decrease in gross margin.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 45.5% to $1.6 million, 24.8% of net sales, in the third quarter of 1996 from $1.1 million, 16.7% of net sales, in the same quarter of 1995. This increase was primarily attributable to the accelerated pace of new market entry. New markets entered into during the third quarter were Maine, Michigan, Minnesota, New Hampshire, North Carolina, Pennsylvania and Washington, DC. The Company's sales and marketing staff doubled to 28, up from 14 at September 30, 1995. In addition, increased promotional and marketing expenses were incurred in connection with the Company's expansion into new markets. Although it is difficult to predict, the Company expects that selling, general and administrative expenses in future quarters will continue to be substantially greater than in prior years. Management believes these expenses are likely to adversely impact near term earnings, but that these costs are investments in the long-term national expansion of Pyramid Breweries.

    Other, net. Other non operating items increased to income of $310,632 in the third quarter of 1996 from an expense of $26,838 in the third quarter of 1995. The increase in other non operating items was due primarily to interest income earned from investing the net proceeds from the initial public stock offering, after repaying existing borrowings, primarily into tax exempt bonds.

    Net Income. Net income decreased by 15.4% to $930,791 for the third quarter of 1996, or 14.0% of net sales, from $1.1 million, or 15.6% of net sales, in the same quarter of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

    Gross Sales. Gross sales increased by 12.6% to $20.6 million in the period ended September 30, 1996 from $18.3 million in the same period of 1995. The increase was primarily the result of a 14.3% increase in barrels shipped to 101,800 barrels in the period ended September 30, 1996 from 89,100 barrels in the same period of 1995. Sales from retail operations increased 24.0% to $3.1 million in the period ended September 30, 1996 from $2.5 million in the same period of the prior year. Selling price changes were not a material factor in the increase in gross sales.

    Excise Taxes. Excise taxes increased to 8.5% of net sales in the period ended September 30, 1996 from 8.1% of net sales in the same period of the prior year. The increase in excise taxes as a percentage of net sales was due to the increased excise tax rate applicable to annual production in excess of 60,000 barrels.

    Gross Margin. Gross margin increased by 5.6% to $7.6 million in the period ended September 30, 1996 from $7.2 million in the same period of 1995. Gross margin as a percentage of net sales declined to 40.0% in the period ended September 30, 1996 from 42.6% in the same period of 1995. This decrease as a percentage of sales was the result of an increase in the cost of sales due to: lower utilization of brewing capacity; higher malt prices; greater fixed and semi-fixed costs associated with the operation of the Seattle Brewery; and increased freight expenses related to opening new markets. Retail sales increased to 14.8% of gross sales in the period ended September 30, 1996 from 13.8% of gross sales in the same period of 1995, due primarily to growth in the Company's retail operations at the Seattle pub, which opened in February 1995.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 58.6% to $4.6 million, 24.3% of net sales, in the period ended September 30, 1996 from $2.9 million, 16.9 % of net sales, in the same period of 1995. This increase was primarily attributable to the accelerated pace of new market entry. The number of sales and marketing personnel doubled over the same period of the prior year, and increased promotional and marketing expenses were incurred in connection with the Company's expansion into new markets. The Company's beers are now sold in 27 states in comparison to 11 states through the end of September 30, 1995. Although it is difficult to predict, the Company expects that selling, general and administrative expenses in future quarters will continue to be substantially greater than in prior years. Management believes these expenses are likely to adversely impact near term earnings, but that these costs are investments in the long-term national expansion of Pyramid Breweries.

    Other, net. Other non operating items increased to income of $787,052 in the period ended September 30, 1996 from an expense of $132,615 in the period ended September 30, 1995. The increase in other non operating items was due primarily to interest income earned from investing the net proceeds for the initial public stock offering, after repaying existing borrowings, primarily into tax exempt bonds.

    Net Income. Net income was $2.7 million comparable to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    On December 13, 1995, the Company, in its initial public offering (the "Offering"), sold 2,000,000 shares of Common Stock at $19 per share, generating net proceeds of approximately $34,150,000. Prior to the offering, the Company had funded its operations and capital requirements primarily through cash generated from operations, and bank borrowings. Net cash provided by operating activities in the period ended September 30, 1996 was $4.4 million compared to $4.3 million for the period ended September 30, 1995. Net cash provided by operating activities was primarily generated by net income.

    At September 30, 1996, the Company had working capital of $17.8 million compared to $26.1 million at December 31, 1995. As of September 30, 1996 and December 31, 1995, the working capital balance resulted primarily from the net proceeds of the Offering.

    Net cash used in investing activities in the period ended September 30, 1996 and 1995 were $10.2 million and $4.3 million, respectively. The increase in cash used in investing activities in 1996 was primarily to pay for brewery expansion in Seattle and the construction of the Company's new brewery and pub in Berkeley, California.

    The Company commenced construction of the Pyramid Brewery & Alehouse at Berkeley in January, 1996 and expects construction to be substantially completed by year end. Commercial brewing is expected to begin in January 1997 and the Alehouse grand opening will be in late January 1997. Management's current estimate of the total Berkeley investment is approximately $14.5 million, which is approximately $6 million more than the original estimate. There are two principal reasons for the increased cost: brewery construction and structural improvements to the leased building. The Company has accelerated brewery related construction expenditures needed to increase capacity to the maximum annual design capacity of 200,000 barrels which is an increase from an initial planned capacity of 160,000 barrels. This was done to minimize future production interruptions and to realize capital and operating efficiencies of brewery operations. The increased expenditures for structural improvements were also incurred to avoid future production interruption. Certain of the structural improvements are recoverable by the Company upon exercise of the purchase option in the Berkeley lease.

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

    The Company had cash and cash equivalents of $2.0 million and $359,509 as of September 30, 1996 and 1995, respectively. The Company believes that net cash flow from operations and bank borrowings under the Line of Credit will be sufficient to meet short-term liquidity requirements. Cash flow from operations and the net proceeds from the Offering will be used to finance the construction and equipment of new brewing facilities.

    Capital requirements of future brewing facilities may vary depending on such factors as real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. The Company intends to construct additional breweries in future years. The Company believes that the net proceeds of the Offering, together with cash from operations, and borrowings under the Line of Credit, will be sufficient to complete Berkeley brewery and pub and any additional capacity which may be required in the near term.

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

RISK FACTORS AND FORWARD LOOKING STATEMENTS

    Certain statements contained herein are forward-looking statements that involve a number of risks, uncertainties and factors that may cause actual results to materially differ, including: slow sales growth in new and existing markets; decreased selling prices; increased competition; expenses and uncertainties associated with construction and operation of new breweries and expansion of the distribution network; increases in raw material and packaging costs; and the risk factors set forth in the Company's prospectus dated December 13, 1995. PART II. -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its officers and current and former directors have been named in several putative class actions alleging a failure to disclose certain material information in connection with its Prospectus dated December 13, 1995. These actions (collectively the "Lawsuits" ) are: Peters v. Pyramid Breweries Inc., et al., Case No. C96-1190C, United States District Court for the Western District of Washington ("Peters"); Steckman v. Hart Brewing , Inc., et al., Case No. C96-1077K(RBB), United States District Court for the Southern District of California ("Steckman"); Tishrei Trading, et al. v. Pyramid Breweries Inc., et al., Case No. 00703257, Superior Court for San Diego County, California ("Tishrei"). The Lawsuits assert claims under the Securities Act of 1933; the Tishrei action also asserts claims under the California Corporations Code.

On October 28, 1996, plaintiff's counsel in the Peters case filed an unopposed request that the Court dismiss the case. All defendants have moved to dismiss the Steckman complaint. A hearing is scheduled on the motions to dismiss for December 23, 1996. Although the outcome of the Lawsuits is uncertain and no assurance can be given as to the ultimate financial impact of the Lawsuits on the Company, management believes the Lawsuits are without merit and will vigorously defend them.

ITEM 2.      NONE

ITEM 3.      NONE

ITEM 4.      NONE

ITEM 5.      NONE

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(A)          EXHIBITS

    The following exhibits are filed as part of this report.
                                                                     PAGE
11.1         Computation of Earnings Per share....................... 14

(B)          REPORTS ON FORM 8-K

    None filed during the quarter ended September 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 14, 1996

                             PYRAMID BREWERIES INC.

                                  By: /s/ Don Burdick
                                      ------------------------------------------
                                  Don Burdick Vice President and Chief Financial Officer (Principal Accounting Officer)

DATE:  November 14, 1996

                                  EXHIBIT INDEX

    EXHIBIT
    NO.                                    DESCRIPTION

    11.1                            Computation of Earnings Per Share
    27                              Financial Data Schedule