Form 10-K405
period 1996-12-31
PYRAMID BREWERIES INC
filed 1997-03-31
CIK 1001917

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      FOR THE YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-27116

                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 682-8322

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK $.01 PAR VALUE

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 1997, was $19,394,000.

     The number of shares outstanding of the registrant's common stock as of February 28, 1997, was 8,204,656.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 1997 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                             PYRAMID BREWERIES INC.

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                         PAGE
                                                                                         ----
PART I
Item 1.      Business................................................................       3
Item 2.      Properties..............................................................       6
Item 3.      Legal Proceedings.......................................................       6
Item 4.      Submission of Matters to a Vote of Security Holders.....................       7
Item 4A.     Executive Officers of the Registrant....................................       7

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...       8
Item 6.      Selected Financial Data.................................................      10
Item 7.      Management's Discussion and Analysis of Financial Condition and Results
               of Operations.........................................................      11
Item 8.      Financial Statements....................................................      17
Item 9.      Change in and Disagreements with Accountants on Accounting and Financial
               Disclosure............................................................      17

PART III
Item 10.     Directors and Executive Officers of the Registrant......................      17
Item 11.     Executive Compensation..................................................      17
Item 12.     Security Ownership of Certain Beneficial Owners and Management..........      17
Item 13.     Certain Relationships and Related Transactions..........................      17

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........      17

                                     PART I

ITEM 1 -- BUSINESS

     Pyramid Breweries Inc. (formerly Hart Brewing, Inc.) (the "Company") is one of the leading brewers in the expanding market for fresh, flavorful specialty beers, generally known as craft beers. Pyramid Breweries has been a leading innovator in the craft brewing renaissance producing and marketing more than twenty ales and lagers under the Pyramid and Thomas Kemper brands. The Company's two breweries in Washington, located in Seattle ("Seattle Brewery") and Kalama ("Kalama Brewery"), have an estimated maximum annual production design capacity of 193,000 barrels as of the end of 1996. In February 1997, Pyramid opened a brewery in Berkeley, California ("Berkeley Brewery"), which has an initial estimated maximum annual production design capacity of 80,000 barrels. In March 1997, Pyramid purchased the Thomas Kemper soda brand, adding root beer and other premium sodas to the Thomas Kemper brand. In November 1996, the Company closed its Poulsbo brewery, due to the improved brewing equipment and production capacity available at the Seattle Brewery. Upon ceasing the Poulsbo brewery operations, Pyramid was required by state law to close its Poulsbo pub.

     The Seattle Brewery with its alehouse and the Berkeley Brewery and its alehouse are formulas for other regional breweries which the Company plans to open and operate at highly visible locations within selected metropolitan areas. These breweries will produce high quality, full-flavored beers in small batches using traditional brewing techniques. The Company believes that these breweries with their alehouses will provide increased consumer awareness and loyalty for the Company's brands by increasing opportunities for sampling and local product promotion.

     Craft beers are a small segment of the $50 billion dollar brewing industry. The Company estimates that craft beers accounted for approximately 2.5% of the total 190 million barrels of beer shipped by domestic producers in 1996. Craft beers are distinguishable from other domestically produced beers by their fuller-flavor and adherence to traditional European styles and ingredients.

     The Company has been an innovator in the successful revival of traditional wheat beers which has been one of the fastest growing segments in the craft brewing industry. The Company has also successfully introduced fruit flavored beers to complement its more traditional ales and lagers. Pyramid Hefeweizen, Pyramid Apricot Ale and Pyramid Pale Ale are currently the Company's three best selling ales. Under the Thomas Kemper brand, the Company brews authentic German style lagers and also several adventurous styles popularized in other European countries. Thomas Kemper Weizenberry and Thomas Kemper Hefeweizen are currently the Company's two best selling lagers. In December 1996, Pyramid introduced Pyramid DPA, a draught pale ale dispensed like the Irish stouts. The Company brews its beers using only high quality hops, malted barley, wheat and other natural ingredients, and does not use less expensive substitutes such as rice, corn, sugar, or syrups.

     Craft beers generally sell for retail prices ranging from $4.99 to $7.49 per six pack; and the Company's retail prices are usually at the high end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass produced domestic beers. This price premium results in higher profit margins which motivate distributors and retailers to offer and promote craft beers. The Company's craft beers are sold primarily in Washington, Oregon and California, which accounted for approximately 81% of its 1996 beer sales.

     On March 7, 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of the Thomas Kemper Soda Company. This acquisition will supplement the Company's existing line of acclaimed craft beers with Thomas Kemper Soda's leading range of premium soft drinks. During 1996, Thomas Kemper Soda Company had sales of $3.6 million.

BUSINESS STRATEGY

     The Company is developing a network of company-owned and operated regional breweries producing a wide selection of high quality, full-flavored ales and lagers. The Company intends to implement this strategy through: (i) expansion in selected metropolitan areas of the United States by opening regional breweries that are generally modeled after the Seattle and Berkeley Breweries and their associated alehouses, (ii) producing a wide variety of craft beers under multiple brands, (iii) maintaining quality control of its beers by owning and operating its breweries, (iv) promoting its products primarily through consumer sampling and education, and (v) distributing its beers through an independent network of wholesale distributors.

  Expansion through Regional Breweries

     The Company plans to build a network of craft breweries in high traffic, high visibility commercial districts in or near selected metropolitan areas with populations of 2 million people or more. These breweries will be similar to the Company's Seattle and Berkeley Breweries. The Company does not expect to open another brewery in 1997. The Company may build or acquire and operate additional breweries in succeeding years, as demand for its craft beer grows. The Company's breweries and alehouses are visible focal points for the marketing and distribution of the Company's products. Management believes that the February 1997 opening of the Berkeley Brewery will create a greater awareness of the Company and its craft beers, which it expects will increase its sales in the Northern California market during 1997 and 1998. In addition, this network of regional breweries will (i) shorten delivery times and optimize product freshness, (ii) reduce freight costs, and (iii) reduce the investment in the number of kegs required to serve draft accounts.

  Wide Selection of Craft Beers under Multiple Brands

     The Company produces a wide range of craft beers to appeal to a variety of consumer tastes. The Company currently markets its products under two brands, Pyramid and Thomas Kemper. The Company will primarily focus on its Pyramid brand as it initially expands into new markets. The Pyramid brand accounted for approximately 75% of the Company's wholesale beer sales in 1996. The Company will also seek opportunities to develop other distinctive regional brands, similar to its existing Thomas Kemper line of lagers and sodas, many of which will be unique in the local market. Management believes that its multiple brand strategy coupled with its wide range of styles enables it to obtain better market penetration by encouraging retailers to allocate additional shelf space for its products. In addition, offering multiple brands encourages the on-premise draft market to allocate additional tap handles for the Company's products.

  Production in Company Owned and Operated Breweries

     The Company brews all of its beers in breweries which it has built, allowing the Company to maintain direct control of the entire production process. Management believes this provides significant long term operational and strategic advantages over those competitors who contract out their production to third parties. These advantages include greater flexibility to innovate and switch production of styles cost efficiently, the ability to effectively control quality, to control production costs and to minimize the risk that brewing capacity might become unavailable on short notice.

  Promotion Based on Local Awareness and Product Sampling

     The Company encourages people to visit its breweries and pubs so they can learn about and sample its craft beers. The Company's sales staff also emphasizes the draft beer market and uses tours of the breweries and meetings with the brewing staff to educate employees of distributors and retailers about craft beers and the special qualities of Pyramid Breweries' beers. These sampling opportunities combined with the Company's position as a local brewer are important factors in developing consumer awareness of the Company's products and in building customer loyalty.

     To further increase product awareness, the Company also seeks to have its beers sold at high visibility events, such as professional sports events, charitable fund-raisers and microbrew festivals. Local event sponsorships with targeted demographics are an important promotional tool and can build goodwill in the local community. The Company places significant emphasis on public relations efforts and has an award winning web site.

  Flexible Independent Distribution

     The Company distributes its products through a network of selected well organized independent distributors. The Company believes that this approach is a significant advantage because it allows the Company to select distributors who will focus the greatest attention on the Company's products and best promote its high quality craft beers. Additionally, management believes that the ability to terminate a distributor for inadequate performance is also an important factor in obtaining focus on the Company's products. Management believes that the Company's distributor termination rights might be severely restricted if its craft beers were distributed through an alliance with a major brewer, such as Anheuser-Busch, Incorporated. During 1996, Pyramid expanded distribution of its beers into 20 additional states and at year end distributed its craft beer in a total of 31 states. Management believes that it has secured quality distributors in these new market areas.

PRODUCTS

     The Company produces a variety of styles of full-flavored craft beers using traditional European brewing methods. Pyramid Breweries presently provides more than twenty different ales and lagers marketed under the Pyramid and Thomas Kemper brand names, eight of which are offered on a seasonal basis. The Company intends to market one seasonal beer under each brand name in each of the four seasons in the year. The Company believes that the continued success of craft brewers will increasingly depend on its ability to innovate by adding new distinctive craft beers and tailoring craft beers to consumer preferences. The Company's philosophy is to brew a wide variety of distinctive, full-flavored craft beers which are brewed with the highest quality ingredients. The Company brews its beers using only high quality hops, malted barley, wheat and other natural ingredients, and does not use any less expensive substitutes, such as rice, corn, sugar, or syrups. The Company's beers are marketed on the basis of freshness and distinctive flavor. To help maintain full flavor, the Company's products are not pasteurized. The Company distributes its products only in glass bottles and stainless steel kegs.

COMPETITION

     Competition within the domestic craft beer segment is based on product quality, taste, consistency and freshness, distribution, price, ability to differentiate products, promotional methods and product support. Over the past five years, the Company's sales growth has been achieved predominantly through increasing its market share in the states of Oregon and Washington, which the Company believes is one of the largest and most competitive craft beer markets in the United States in terms of number of specialty breweries, number of craft beers sold, and consumer awareness. During 1996, the Company's sales in Washington and Oregon declined by 13.9% primarily due to significant increases in the number of craft beers offered by existing craftbrewers and in the number of craftbrewers. The new craft beer introductions included increased competition in some of the Company's largest selling beer styles, including Hefeweizen and fruit beers. Craft beer sales for the top 20 craft brewers in the states of Washington and Oregon combined increased by approximately 19% from 1995 to 1996. The Company believes that price promotions by craftbrewers increased significantly during 1996. The Company anticipates that as the Oregon and Washington market matures, it may experience increased seasonality and that craft brewers will use lower pricing as a means of maintaining market share, which could adversely affect the Company's operating results.

     As the Company continues to expand its distribution network outside the states of Washington and Oregon, and as other craft brewers expand their distribution to the Pacific Northwest, Pyramid Breweries will encounter increasing competition from other regional specialty brewers, as well as from contract brewers. Management believes that the expansion of its distribution network will be likely to result in increased sales and promotional expenses during 1997. Although certain of these competitors distribute their products nationally and may have greater financial and sales or other resources than the Company, the Company believes that being a regional supplier of high quality, traditionally brewed ales and lagers will differentiate its products and promote continued sales growth.

     The Company also competes against producers of imported beers. Although imported beers currently account for a much greater share of the U.S. beer market than craft beers, the Company believes that regional craft brewers possess significant competitive advantages over certain importers, including lower transportation costs, no importation duties, proximity to and familiarity with local consumers, a higher degree of product freshness and eligibility for lower federal excise taxes.

     In response to the rapid growth of the craft beer segment, each of the major domestic brewers have introduced fuller-flavored beers, and others may be expected to do so in the future. The Company expects that certain of the major national brewers, with their greater financial resources, access to raw materials and established national distribution networks, will seek further participation in the continuing growth of the craft beer segment through investments in, or the formation of distribution alliances with, craft brewers. The increasing participation of the major national brewers will increase competition for market share and increase price competition within the craft beer segment. The Company believes that the national brewers' participation will increase consumer education and awareness of craft beers, and thus serve to further expand the existing market.

ITEM 2 -- PROPERTIES

     The Company currently owns and operates three breweries in Berkeley, California (opened in February, 1997), and in Seattle and Kalama, Washington. The estimated maximum annual design capacity of these breweries is 273,000 barrels.

     The Berkeley Brewery. Completed and opened in February 1997, the Berkeley Brewery and alehouse consists of approximately 122,000 square foot leased area with an estimated maximum annual design capacity of 80,000 barrels and a 260 seat alehouse. The Company has the opportunity to expand the Berkeley Brewery to an estimated annual design capacity in excess of 200,000 barrels. The building lease has a 15-year term, plus two, five year extensions. The Company also has the option at any time during the lease term to purchase the property and building at the Berkeley Brewery.

     The Seattle Brewery. In March, 1995, the Company opened the Seattle Brewery near downtown Seattle. This brewery and 250 seat alehouse consists of approximately 25,000 of leased building areas. The Seattle Brewery had an initial annual production capacity of approximately 40,000 barrels was expanded to approximately 98,000 barrels during 1996. The Seattle Brewery lease has a remaining term of eight years (expires 2004), plus three, five-year extensions. The Company has also leased approximately 12,000 square feet of warehouse space adjacent to the Seattle Brewery for a period of nine years (expires 2004).

     The Kalama Brewery. In 1991, the Company built the Kalama Brewery in a 11,000 square foot building and cooler leased from the Port of Kalama, which replaced the original brewery located on Main Street in Kalama. The lease agreement with the Port of Kalama expires on July 31, 2005, with the option to extend the lease for two additional five-year periods. Annual production capacity of the Kalama Brewery increased from approximately 10,000 barrels in 1991 to approximately 95,000 barrels in 1996.

ITEM 3 -- LEGAL PROCEEDINGS

     In June 1996, the Company, certain of its directors, former directors and officers, were named as defendants in a putative securities class action lawsuit, Steckman v. Hart Brewing, Inc., et al., Case No. 961077, U.S. District Court, Southern District of California. The lawsuit alleged that the prospectus for the Company's December 1995 initial public offering failed to disclose certain material information. In December 1996, the court entered an order and judgement dismissing this lawsuit. This dismissal was appealed.

     In two other 1996 putative securities class action lawsuits, Peters vs. Pyramid Breweries Inc., et al., Case No. C96-1109C, U.S. District Court for the Western District of Washington and Tishrei Trading et al., vs. Pyramid Breweries Inc., et al., Case No. 00703257, Superior Court for San Diego Country, California, the plaintiffs requested and were granted voluntary dismissals.

     The Company's insurance carrier, Genesis Indemnity and Insurance Co., has agreed to indemnify and defend the Company and each of the named defendants, (other than the underwriter) from the claims raised in the above lawsuits (or similar lawsuits).

     Although the ultimate outcome of such litigation is uncertain, management does not believe that the resolution of these lawsuits will have a material impact on the future financial results of the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting is scheduled for 10 a.m. on May 22, 1997 at the Hyatt Regency Bellevue at Bellevue Place, 900 Bellevue Way NE, Bellevue, Washington 98004. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age and position of each person who is an officer of the Company is as follows:

      NAME          AGE                        POSITION
-----------------   ---    -------------------------------------------------
George Hancock      52     Chief Executive Officer, President, and Director
John Stoddard       37     Chief Operating Officer, Chairman of the Board
Don Burdick         42     Chief Financial Officer, Vice President -- Finance,
                           General Counsel and Secretary
Anne Doherty        44     Vice President -- Retail Operations
Jack Schaller II    52     Vice President -- Purchasing
Brian V. Larson     38     Vice President -- Sales
George Arnold       45     Vice President -- Brewery Operations

     GEORGE HANCOCK has served as Chief Executive Officer since May 1992 and as President since July 1995. He acted as Chairman of the Board of the Company from July 1989 until July 1995 and has been a director since 1989. He was President of Penknife Computing, Inc., a computer software company, from 1988 to May 1992. Mr. Hancock was previously employed by the international accounting firm of Coopers & Lybrand, where he was primarily responsible for management consulting projects. Mr. Hancock was also the founder of two startup software companies in England and the United States. He was awarded a Masters Degree in Business Administration by Cranfield Institute of Technology, England in 1981. He qualified as an accountant in England in 1967.

     JOHN STODDARD has served as Chairman of the Board since July 1995 and as a director of the Company since 1989. In January 1997, he became Chief Operating Officer and is primarily responsible for brewery operations, sales and construction of new breweries for the Company. Mr. Stoddard owned and operated a winery, Paul Thomas Wines, Ltd. from July 1989 until the sale of the business to Associated Vintners in 1994. Mr. Stoddard has substantial experience in real estate development and construction. He was employed by Northwest Building Corporation, a company primarily in real estate investment, development, and management, as its Director of Construction from 1982 to 1989.

     DON BURDICK was appointed as Chief Financial Officer, Vice
President -- Finance and General Counsel in September 1995 and Secretary in December 1995. Prior to his appointment, Mr. Burdick was Vice President and Corporate Counsel to Costco Companies, a membership warehouse retailer, where he was primarily responsible for legal matters surrounding buying and commercial transactions, securities matters and litigation. Before joining Costco in 1992, Mr. Burdick was General Counsel and Secretary for Sabey Companies, a diversified company engaged primarily in real estate construction, development and management. Mr. Burdick was with the international accounting firm of Price Waterhouse for five years and an attorney with the regional law firm of Foster Pepper & Shefelman for four years. He qualified as a Certified Public Accountant in 1977 and has been a member of the Washington State Bar Association since 1985.

     ANNE DOHERTY has served as Vice President -- Retail Operations since February 1997. Ms. Doherty joined the company in 1994 and has been responsible for overall operations of the Seattle and Berkeley Alehouses, tour programs and retail stores. Prior to joining the Company, Ms. Doherty was employed from 1977 to 1993 by Restaurants Unlimited, a Seattle-based, full-service restaurant company. Ms. Doherty held several management positions in various restaurant concepts located in Washington, California and Hawaii during her employment with Restaurants Unlimited.

     JACK SCHALLER II has served as Vice President -- Purchasing since October 1996 and as Vice President -- Brewery Operations from August 1995 until September 1996. He joined the Company in 1991 as manager of the Kalama Brewery. Mr. Schaller is responsible for purchasing raw materials and packaging for the Company. Prior to joining the Company, Mr. Schaller was employed by Chicago Brewing Co., a company primarily engaged in brewing, as a Brewmaster from October 1988 to April 1991. He is a 1984 graduate of the Siebel Institute of Brewing Studies and has worked in the brewing industry for 13 years and previously worked in the wine industry.

     BRIAN V. LARSON has served as Vice President -- Sales since August 1995. Mr. Larson joined the Company as Sales Manager in May 1993. Prior to joining the Company, he was employed as Regional Sales Manager from September 1986 to May 1993 by Palace Brands Company, a company primarily engaged in the importation and distribution of fine wines, including the wines of Baron Phillipe de Rothschild. Mr. Larson received his B.A. degree in Economics from the University of Washington in 1980.

     GEORGE V. ARNOLD has served as Vice President -- Brewery Operations since September 1996. Mr. Arnold joined the Company in October 1995 to oversee the planning for the brewery operation at the Berkeley Brewery. He has held various positions in brewery operations, including 21 years at G. Heileman Brewing Company. Mr. Arnold earned a B.A. degree from the University of Wisconsin - La Crosse, a diploma from the Siebel Institute of Technology and a Masters of Brewing Science degree from the University of Birmingham, England.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Trading in Pyramid Breweries Inc.'s Common Stock began on December 14, 1995, and is quoted on the NASDAQ Stock Market's National Market under the ticker symbol "PMID."

     The following table sets forth the high and low sales prices of Pyramid Breweries Inc.'s Common Stock for the period December 14, 1995 through December 31, 1996. The quotations are as reported in published financial sources.

                                                                      PYRAMID COMMON
                                                                           STOCK
                                                                     -----------------
                                                                     HIGH         LOW
                                                                     -----       -----
        Calendar Quarters -- 1995
          Fourth Quarter (December 14 -- December 31)..............  22.50       14.00

        Calendar Quarters -- 1996
          First Quarter............................................  17.50       10.25
          Second Quarter...........................................  15.00       10.25
          Third Quarter............................................  10.75        6.25
          Fourth Quarter...........................................   6.63        3.50

On February 28, 1997, the Company had 234 stockholders of record. The last reported sale price per share on February 28, 1997, was $4.06. The Company had no sales of unregistered securities during 1996.

                                DIVIDEND POLICY

     The Company intends to retain all earnings to finance the development and expansion of its business and does not expect to pay cash dividends on the Common Stock in the foreseeable future. Any future declaration of dividends will depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's Board of Directors may in its discretion consider relevant. In addition, the Company is required to maintain a minimum tangible net worth under the Line of Credit, which may restrict the Company's ability to pay dividends. Except for S corporation distributions declared prior to the Company's initial public offering, the Company has not declared or paid cash dividends.

                     SELECTED FINANCIAL AND OPERATING DATA

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected income statement and balance sheet data for, and as of the years ended December 31, 1996, 1995 and 1994 are derived from the financial statements of the Company, which were audited by Arthur Andersen LLP, independent public accountants, and their report dated January 31, 1997, except for Note 19, as to which the date is March 7, 1997, which appears elsewhere herein. The selected income statement and balance sheet data for, and as of the end of, the years ended December 31, 1993 and 1992, are derived from the financial statements of the Company, which were audited by the Company's predecessor auditors.

                            SELECTED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                              1996        1995        1994        1993       1992
                                             -------     -------     -------     ------     ------
INCOME STATEMENT DATA:
Gross Sales................................  $25,913     $25,321     $13,509     $6,964     $2,912
Less Excise Taxes..........................    1,954       1,902         866        427        217
                                             -------     -------     -------     ------     ------
Net Sales..................................   23,959      23,419      12,643      6,537      2,695
Cost of Sales..............................   14,930      13,369       7,025      3,993      1,865
                                             -------     -------     -------     ------     ------
Gross Margin...............................    9,029      10,050       5,618      2,544        830
Selling, General and Administrative
  Expenses.................................    6,221       4,085       2,722      1,271        745
                                             -------     -------     -------     ------     ------
Operating Income...........................    2,808       5,965       2,896      1,273         85
Other Income (Expense), net................      934        (179)        489        (11)       (26)
                                             -------     -------     -------     ------     ------
Income Before Income Taxes.................    3,742       5,786       3,385      1,262         59
Provision (Benefit) for Income Taxes.......    1,050         471          --        (23)        20
                                             -------     -------     -------     ------     ------
Net Income.................................  $ 2,692     $ 5,315     $ 3,385     $1,285     $   39
                                             =======     =======     =======     ======     ======
Net Income per Share.......................  $  0.33     $    --     $    --     $   --     $   --
                                             =======     =======     =======     ======     ======
Weighted Average Shares Outstanding........    8,200     $    --     $    --     $   --     $   --
                                             =======     =======     =======     ======     ======
Pro Forma Data: (unaudited)
  Income Before Income Taxes, As
     Reported..............................  $    --     $ 5,786     $ 3,385     $1,262
  Pro Forma Income Tax Provision...........       --       2,019       1,181        439
                                             -------     -------     -------     ------
  Pro Forma Net Income.....................  $    --     $ 3,767     $ 2,204     $  823
                                             =======     =======     =======     ======
  Pro Forma Net Income per Share...........  $    --     $  0.55     $  0.34     $ 0.13
                                             =======     =======     =======     ======
  Pro Forma Shares Outstanding.............       --       6,823       6,646      6,599
                                             =======     =======     =======     ======
BALANCE SHEET DATA:
  Working Capital (deficit)................  $10,609     $26,106     $  (397)    $ (225)    $ (324)
  Property and Equipment, net..............   27,924       9,541       5,156      1,691        963
  Total Assets.............................   43,491      42,982       6,957      2,518      1,465
  Long-Term Debt, net of current portion...       --          --       1,000        142        340
  Stockholders' Equity.....................   37,768      35,243       3,696      1,350        270
Operating Data (bbls):
  Barrels shipped..........................  128,100     123,100      72,100     40,000     19,000
  Production capacity (End of Year)........  193,000     170,000      87,000     57,000     29,000

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Pyramid Breweries was incorporated in 1984 and is primarily engaged in the brewing and sale of craft beers. The Company currently sells its products primarily in Washington, Oregon and northern California under the brand names, Pyramid and Thomas Kemper. The Company's sales consist primarily of sales of beer to third-party distributors but also include sales of beer, food, apparel and other items in its on-site alehouses. For the years ended December 31, 1996 and 1995, approximately 86% and 85%, respectively, of the Company's gross sales were sales of beer to third-party distributors. The Company's sales volumes and selling prices are affected by several factors such as level of consumer demand in existing markets, sales in new distribution areas, and competitive factors, including the increase in the number of craft beers, new product introductions and promotional pricing. During 1996, management believes that the frequency of price promotions in the craft beer industry increased significantly. Sales in the craft beer industry generally reflect a degree of seasonality with the second and third calendar quarters reflecting stronger sales than in the first and fourth calendar quarters.

     The Company anticipates that its operating margin will fluctuate and may decline as a result of many factors, including (i) lower selling prices, (ii) depreciation and other fixed and semi-fixed operating costs during periods when the Company's breweries are producing below the maximum design capacity, (iii) sales seasonality and competition, (iv) increased raw material or packaging costs, and (v) changes in the sales mix. As a percentage of sales, the sales from retail operations, have a lower percentage gross margin than brewery sales. Increased selling and promotional costs incurred as the Company develops its business in new geographic areas, may also cause operating margins and operating income to decrease. In February 1997, the Company opened its Berkeley Brewery and Alehouse with its initial maximum annual production design capacity of 80,000 barrels. Management believes that the addition of the Berkeley Brewery is likely to result in a lower utilization of Pyramid's brewing capacity, which will negatively impact its gross margins during 1997.

     The Company sells its products in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on the Company's draft products are typically higher as a percentage. Changes in the proportion of sales of bottled and draft products therefore will affect the Company's gross margin. For 1996 and 1995, approximately 67% and 66%, respectively, of the Company's sales of craft beers were bottled products.

     The Company operated as an S corporation from January 1, 1993 until December 13, 1995. As a result, the Company's historical earnings from January 1, 1993 to December 13, 1995, were taxed directly to the Company's stockholders at their individual federal and state income tax rates, rather than to the Company. On December 13, 1995, the closing date of the Company's initial public offering, the Company terminated its S corporation status and became taxable as a C corporation for income tax purposes.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

                                                          YEARS ENDED DECEMBER 31
                                ---------------------------------------------------------------------------
                                                % OF                      % OF                      % OF
                                   1996       NET SALES      1995       NET SALES      1994       NET SALES
                                -----------   ---------   -----------   ---------   -----------   ---------
Gross Sales...................  $25,912,690               $25,320,571               $13,508,885
Less Excise Taxes.............    1,954,011                 1,901,910                   865,971
                                -----------     -----     -----------     -----     -----------     -----
Net Sales.....................   23,958,679     100.0      23,418,661     100.0      12,642,914     100.0
Cost of Sales.................   14,930,047      62.3      13,368,644      57.1       7,025,127      55.6
                                -----------     -----     -----------     -----     -----------     -----
Gross Margin..................    9,028,632      37.7      10,050,017      42.9       5,617,787      44.4
Selling, General and
  Administrative..............    6,220,516      26.0       4,084,977      17.4       2,721,413      21.5
                                -----------     -----     -----------     -----     -----------     -----
Operating Income..............    2,808,116      11.7       5,965,040      25.5       2,896,374      22.9
Other Income (Expense), net...      934,349       3.9        (178,919)     (0.8)        488,715       3.9
                                -----------     -----     -----------     -----     -----------     -----
Income Before Income Taxes....    3,742,465      15.6       5,786,121      24.7       3,385,089      26.8
Provision for Income Taxes....    1,050,817       4.4         470,648       2.0              --        --
                                -----------     -----     -----------     -----     -----------     -----
Net Income....................  $ 2,691,648      11.2     $ 5,315,473      22.7     $ 3,385,089      26.8
                                ===========     =====     ===========     =====     ===========     =====
Net Income per Share..........  $      0.33               $        --               $        --
                                ===========               ===========               ===========
Weighted Average Shares
  Outstanding.................    8,200,224                        --                        --
                                ===========               ===========               ===========

Pro Forma Data (Unaudited):
Income Before Income Taxes, As
  Reported....................  $        --               $ 5,786,121               $ 3,385,089
Pro Forma Income Tax
  Provision...................           --                 2,019,356                 1,181,396
                                -----------               -----------               -----------
Pro Forma Net Income..........  $        --               $ 3,766,765               $ 2,203,693
                                ===========               ===========               ===========
Pro Forma Net Income per
  Share.......................  $        --               $      0.55               $      0.34
                                ===========               ===========               ===========
Pro Forma Shares
  Outstanding.................           --                 6,822,979                 6,646,409
                                ===========               ===========               ===========
OPERATING DATA (IN BARRELS):
Barrels Shipped...............      128,100                   123,100                    72,100
                                ===========               ===========               ===========
Production Capacity at
  Year-End....................      193,000                   170,000                    87,000
                                ===========               ===========               ===========

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Gross Sales. Gross sales increased by 2.4% to $25.9 million in the year ended December 31, 1996 from $25.3 million for the 1995 year. The increase was primarily the result of a 4.1% increase in barrels shipped to 128,100 barrels in the year ended December 31, 1996 from 123,100 barrels in the prior year. Sales in Washington and Oregon declined by 13.9% in 1996 compared to 1995, and declined by 33.7% in these states during the fourth quarter of 1996 compared to the same quarter of 1995. Sales in Washington and Oregon accounted for 61% of the Company's 1996 beer sales. In addition, the Company experienced an increase in sales of food, beer, apparel and related items due to increased sales at the Seattle Alehouse. Selling prices decreased by 2.3% in the 1996 year compared to the 1995 year.

     Excise Taxes. Excise taxes were 8.2% and 8.1% of net sales in 1996 and 1995, respectively. The excise taxes rate remained relatively consistent between 1996 and 1995, due to comparable annual production in excess of 60,000 barrels in both years.

     Gross Margin. Gross margin decreased 10.9% to $9.0 million in the 1996 year from $10.1 million in the 1995 year. Gross margin as a percentage of net sales declined to 37.7% in the 1996 year from 42.9% in the 1995 year. The decrease in gross margin was due to greater raw material costs, increased fixed and semi-fixed costs including depreciation associated with operation of the Seattle Brewery and increased freight costs. As a percentage of sales, the sales from retail operations, primarily sales of food and merchandise at the Company's pubs have a lower percentage gross margin than wholesale beer sales. Sales at the on-site pubs increased to 14.8% of gross sales in the 1996 year from 13.7% of gross sales in the 1995 year, due primarily to increased sales at the Seattle Alehouse.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 51.2% to $6.2 million in the 1996 year from $4.1 million in the 1995 year. As a percentage of net sales, selling, general and administrative expenses increased to 26.0% of net sales in the year ended December 31, 1996 from 17.4% of net sales in the 1995 year. The increase in selling, general and administrative expenses was primarily due to the hiring of additional sales and marketing personnel and the acceleration of promotional activities incurred in connection the Company's expansion into new markets. At December 31, 1996, the total sales and marketing force was 32 employees, up from 17 at the end of 1995.

     Other Income, net. Other income increased to $934,000 in the year ended December 31, 1996 from a net expense of $179,000 in the prior year. The increase in other income was due to the investment of the net proceeds from the public stock offering, which was partially offset by approximately $250,000 of legal expenses associated with defense of the lawsuits. See Item 3 -- Legal Proceedings.

     Net Income. Net income decreased by 28.9% to $2.7 million for 1996 year from $3.8 million (on a pro forma basis) in the 1995 year. As a percentage of net sales, net income decreased to 11.2% for the 1996 year from 16.1% for the 1995 year.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Gross Sales. Gross sales increased by 87.4 % to $25.3 million in the year ended December 31, 1995 from $13.5 million for the 1994 year. The increase was primarily the result of a 70.7% increase in barrels shipped to 123,100 barrels in the year ended December 31, 1995 from 72,100 barrels in the prior year due to increased production capacity available upon opening of the Seattle Brewery in mid-March of 1995. In addition, the Company experienced an increase in sales of food, beer, apparel and related items due to the commencement of operations at the on-site pub at the Seattle Brewery. Selling price changes were not a material factor in the increase in gross sales.

     Excise Taxes. Excise taxes increased to 8.1% of net sales in the 1995 from 6.8% of net sales in the 1994 year. The increase in excise taxes as a percentage of net sales was due primarily to the increased excise tax rate applicable to annual production in excess of 60,000 barrels.

     Gross Margin. Gross margin increased 80.4% to $10.1 million in the 1995 year from $5.6 million in the 1994 year. Gross margin as a percentage of net sales declined to 42.9% in the 1995 year from 44.4% in the 1994 year. This decrease was due to greater fixed and semi-fixed costs, including depreciation, associated with operation of the Seattle Brewery and the lower gross margin associated with the increase in sales of food and merchandise at the Company's on-site pubs. Sales at the on-site pubs increased to 13.7% of gross sales in the 1995 year from 4.3% of gross sales in the 1994 year, due primarily to the February 1995 opening of the pub at the Seattle Brewery. Changes in the cost of raw materials and packaging did not have a significant impact on gross margin during either period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 51.9% to $4.1 million in the 1995 year from $2.7 million in the 1994 year. This increase was primarily attributable to hiring additional sales and marketing personnel and expanded promotional activities incurred in connection with the Company's expansion into the California market. As a percentage of net sales, selling, general and administrative expenses declined to 17.4% of net sales in the year ended December 31, 1995 from 21.5% of net sales in the prior year. The decline in selling, general and administrative expenses as a percentage of net sales was primarily a result of general and administrative expenses increasing less than the percentage increase in net sales, due to the semi-fixed nature of these expenses.

     Other Income (Expense), Net. Other income in 1994 included a gain of approximately $490,000 on the Sale of the Company's distribution division in November 1994. Interest expense in 1995 increased to $272,000 from $59,000 in the prior year. The increase in interest expense was due primarily to increased borrowing required to finance construction of the Seattle Brewery.

     Pro Forma Net Income. Pro forma net income increased by 72.7% to $3.8 million for 1995 from $2.2 million for 1994. As a percentage of net sales, pro forma net income decreased to 16.1% for 1995 from 17.4% for the prior year or 14.9% of net sales in 1994, after adjustment for a non-recurring after tax gain of $319,000 from the 1994 sale of the Company's distribution division in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

     On December 13, 1995, the Company, in its initial public offering (the "Offering"), issued 2,000,000 shares of Common Stock at $19 per share, generating net proceeds of approximately $34.1 million. Prior to the offering, the Company had funded its operations and capital requirements through cash generated from operations, and bank borrowings. Net cash provided by operating activities in 1996, 1995 and 1994 was $3.6 million, $6.0 million and $3.2 million, respectively. Net cash provided by operations was generated primarily by net income.

     At December 31, 1996, the Company had working capital of $10.6 million compared to $26.1 million at December 31, 1995 and a working capital deficit of $397,000 at December 31, 1994. As of December 31, 1996 and December 31, 1995, the working capital balance resulted primarily from the net unused proceeds of the Offering. The deficit in working capital at the 1994 year end resulted from the use of cash provided by operations and short-term borrowings to finance capital expenditures for brewery expansion.

     Net cash used in investing activities in 1996, 1995 and 1994 was $11.2 million, $23.6 million, and $2.5 million, respectively. Capital expenditures for 1996 totaled $19.5 million, which was used to finance construction of the Berkeley Brewery and expansion of the Seattle Brewery.

     The Company has a $15.0 million line of credit (the "Line of Credit"). The Line of Credit revolves through December 31, 1997, during which time the required payments are interest only. At that date, the outstanding balance is converted into a term note that will fully amortize no later than four years from such expiration date. Borrowings under the Line of Credit accrue interest, at the Company's option, at either the bank's prime rate plus 0% to 0.5%, depending on the Company's ratio of debt to tangible net worth, or, if at least $250,000 in borrowings are drawn, at LIBOR plus 1.0% to 1.5%, depending on the Company's ratio of debt to tangible net worth. The Line of Credit includes provisions that require the Company to maintain certain financial ratios and a minimum tangible net worth. The Line of Credit expires on December 31, 2001. There were no borrowings made in 1996 under the Line of Credit and no amount was outstanding at December 31, 1996.

     Future capital requirements may vary depending on such factors as real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expansion during 1997 is budgeted at approximately $4,000,000, and is expected to include the completion of the Berkeley Brewery, and the continued upgrading of brewery equipment and facilities in the Company's existing breweries. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that the net proceeds of the Offering, together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs during 1997.

     The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash on-hand, cash flow from operations and, to the extent required and available, additional bank borrowings, industrial development bonds, and offerings of debt or equity securities.

ADOPTION OF ACCOUNTING STANDARDS

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of." Statement No. 121 addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. This statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of Statement No. 121 had no effect on the Company's financial position and results of operations for the year ended December 31, 1996.

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 establishes the accounting and reporting standards for stock-based employee compensation plans, including stock options. This new standard defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. The Company elected to continue using the rules of APB Opinion No. 25 and made pro forma disclosures of net income and earning per share as if Statement No. 123 had been applied. The adoption of Statement No. 123 had no effect on the Company's financial position and results of operations for the year ended December 31, 1996.

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

     Pyramid Breweries Inc. does not provide forecasts of future financial performance. While management of Pyramid Breweries is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook. Forward-looking statements in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made by the Company. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings.

     Entry into New Markets. While the Company has experience entering new markets and obtaining gradual market acceptance of its products, consumer tastes and preferences may change over time or may vary in the new markets which the Company plans to enter. The Company has incurred in the past and expects it will incur in the future substantial capital and operating costs to enter those new markets and there is no assurance that the same level of sales and operating margins can be maintained in existing markets or achieved in new markets.

     Increasing Competition. The domestic market in which the Company's craft beers compete is highly competitive for many reasons, including the continuing proliferation of new craft brewers, new beers, and brew pubs, efforts by regional craft brewers to expand their production capacities and distribution, the introduction of fuller-flavored products by certain major national brewers, and underutilized domestic brewing capacity, which facilitates expansion by existing contract brewers and the entry of new contract brewers. Although it is difficult to predict, the Company anticipates that intensifying competition and increased capacity in the craft beer segment may adversely impact the Company's operating margins. In addition, the larger national brewers have developed or are developing brands to compete directly with craft beers. These national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than the Company. There can be no assurance that Pyramid Breweries will be able to maintain its selling prices in existing markets or as it enters new markets.

     Government Regulations. The Company's business is highly regulated at the federal, state and local levels, and its brewery and pub operations require various licenses, permits and approvals. The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where the Company intends to do business could have a material adverse effect on the ability of the Company to conduct its business. Certain states have laws restricting or forbidding a combined pub and brewery. Further, BATF regulations prohibit, among other things, the payment of beer slotting allowances to retailers. These regulations have the effect of preventing competitors with greater financial resources from excluding smaller brewers from retailers. If these regulations were repealed or substantially modified, there would likely be a material adverse effect on the Company's business and operating results.

     Maturing Markets. Sixty-one percent of the Company's 1996 sales were in the states of Washington and Oregon. Craft beer sales in 1996 accounted for approximately 10% of total beer sales in those states, compared to approximately 2.5% nationwide. Craft beer sales for the top 20 craft brewers in the states of Washington and Oregon combined increased by approximately 19% from 1995 to 1996. Over the same period, the Company's craft beer sales in Washington and Oregon decreased by approximately 13.9%. The Company anticipates that as these markets mature, craft brewers may use more lower pricing as a means of maintaining market share, which could adversely affect the Company's sales and operating margins.

     Selling Prices. The future selling prices the Company charges for its craft beer may decrease from historical levels due to increasing competitive pressures. Pyramid has and will continue to participate in price promotions with its wholesalers and their retail customers. Management believes that the number and frequency of the Company's promotions will increase during 1997.

     Variability of Margins and Operating Results. The Company anticipates that its operating margins will fluctuate and may decline as a result of many factors, including (i) lower selling prices, (ii) increased depreciation and other fixed and semi-fixed operating costs during periods when the Company's breweries are producing below designed capacity, (iii) increased raw material or packaging costs, (iv) changes in product mix, (v) increased transportation costs; and (vi) increased sales from retail operations which have a lower gross margin (as a percentage of net sales) than beer sales. Increased selling and promotional costs may also be incurred as the Company develops its business in new geographic markets and this may cause operating margins and operating income to decrease. Although the Company has obtained comprehensive insurance coverage, certain types of losses such as floods and earthquakes, have not been insured by the Company. Increases in federal or state excise taxes and the impact of an increasing average federal excise tax rate as production increases may also cause a decline in the Company's gross margins. The Company pays federal excise taxes on all beer sales and pays state excise taxes only on beer sales occurring in the same state in which the Company brews such beer. The federal excise tax is $7.00 per barrel on the first 60,000 barrels and $18.00 per barrel exceeding 60,000 annually, as long as total annual sales are less than two million barrels. The Washington state excise tax is $4.72 per barrel on the first 60,000 barrels per brewery and $7.17 per barrel exceeding 60,000 annually. In addition, the Washington state excise tax is scheduled to increase to $9.56 per barrel per brewery exceeding 60,000 barrels annually in July 1997.

     Due to the factors noted above, the Company's future earnings and stock prices may be subject to volatility. There can be no assurance that the Company can increase net sales and net earnings. Any negative variance in the factors noted above or in other areas from what is expected could have a material adverse effect on the trading price of the Company's securities.

IMPACT OF INFLATION

     Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations. In the future, material increases in costs and expenses, particularly packaging, raw material and labor costs may have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to its customers.

ITEM 8 -- FINANCIAL STATEMENTS

     Financial statements of Pyramid Breweries Inc. are as follows:

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants..............................................   20
Balance Sheets as of December 31, 1996 and 1995.......................................   21
Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.............   22
Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and
  1994................................................................................   23
Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.........   24
Notes to Financial Statements.........................................................   25

ITEM 9 -- CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the executive officers of the Registrant, see Item 4A -- "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders, to be held on May 22, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders, to be held on May 22, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 1997, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders, to be held on May 22, 1997, to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report are as follows:
         1. Financial Statements: See listing of Financial Statements included as a part of this Form 10-K on Item 8 of Part II.

         2. Financial Statement Schedules -- None.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report.

         3. Exhibits: The required exhibits are included at the end of the Form 10-K Annual Report and are described in the Exhibit Index immediately preceding the first exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 1997

                                          Pyramid Breweries Inc.

                                          (Registrant)

                                          By         /s/ DON BURDICK
                                            ------------------------------------
                                                        Don Burdick
                                                       Vice President
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    By                /s/ GEORGE HANCOCK                            March 27, 1997
        -----------------------------------------------
                        George Hancock
        President, Chief Executive Officer and Director

    By                 /s/ JOHN STODDARD                            March 27, 1997
        -----------------------------------------------
                         John Stoddard
        Chief Operating Officer, Chairman of the Board

    By                 /s/ JOHN T. BRYCE                            March 27, 1997
        -----------------------------------------------
                         John T. Bryce
                           Director

    By                  /s/ DON BURDICK                             March 27, 1997
        -----------------------------------------------
                          Don Burdick
          Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)

    By             /s/ GEORGE C. TEXTOR, JR.                        March 27, 1997
        -----------------------------------------------
                     George C. Textor, Jr.
                           Director

    By               /s/ THOMAS H. SCHWALM                          March 27, 1997
        -----------------------------------------------
                       Thomas H. Schwalm
                           Director

                             PYRAMID BREWERIES INC.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants................................................   20
Balance Sheets as of December 31, 1996 and 1995.........................................   21
Statements of Income for the Years Ended December 31, 1996, 1995 and 1994...............   22
Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and
  1994..................................................................................   23
Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994...........   24
Notes to Financial Statements...........................................................   25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Pyramid Breweries Inc.:

     We have audited the accompanying balance sheets of Pyramid Breweries Inc. (formerly Hart Brewing, Inc.) as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Breweries Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP
Seattle, Washington,
January 31, 1997, except for Note 19
as to which the date
is March 7, 1997

                             PYRAMID BREWERIES INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents.......................................  $   300,487     $12,503,850
  Investments.....................................................   11,477,842      17,772,199
  Accounts receivable.............................................    1,284,426       2,166,893
  Inventories.....................................................      920,252         681,979
  Income taxes receivable.........................................      289,561              --
  Prepaid expenses and other......................................      947,284         234,717
                                                                    -----------     -----------
     Total current assets.........................................   15,219,852      33,359,638
                                                                    -----------     -----------
  Fixed assets, net...............................................   27,924,296       9,541,215
  Other...........................................................      346,421          80,732
                                                                    -----------     -----------
     Total assets.................................................  $43,490,569     $42,981,585
                                                                    ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................  $ 3,527,256     $ 1,238,349
  Accrued expenses................................................      623,845         828,361
  Refundable deposits.............................................      459,870         396,275
  Income taxes payable............................................           --         101,087
  Notes payable to stockholders...................................           --       4,689,866
                                                                    -----------     -----------
     Total current liabilities....................................    4,610,971       7,253,938
  Deferred rent...................................................      291,820         114,832
  Deferred income taxes...........................................      820,226         369,561
                                                                    -----------     -----------
     Total liabilities............................................    5,723,017       7,738,331
                                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized, none issued......           --              --
  Common stock, $.01 par value; 40,000,000 shares authorized,
     8,204,656 and 8,200,000 shares issued and outstanding........       82,047          82,000
  Additional paid-in capital......................................   35,124,037      35,107,084
  Unrealized loss on investments..................................     (184,350)             --
  Retained earnings...............................................    2,745,818          54,170
                                                                    -----------     -----------
     Total stockholders' equity...................................   37,767,552      35,243,254
                                                                    -----------     -----------
     Total liabilities and stockholders' equity...................  $43,490,569     $42,981,585
                                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                              STATEMENTS OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Gross Sales.........................................  $25,912,690     $25,320,571     $13,508,885
Less Excise Taxes...................................    1,954,011       1,901,910         865,971
                                                      -----------     -----------     -----------
Net Sales...........................................   23,958,679      23,418,661      12,642,914
Cost of Sales.......................................   14,930,047      13,368,644       7,025,127
                                                      -----------     -----------     -----------
  Gross Margin......................................    9,028,632      10,050,017       5,617,787
Selling, General and Administrative Expenses........    6,220,516       4,084,977       2,721,413
                                                      -----------     -----------     -----------
Operating Income....................................    2,808,116       5,965,040       2,896,374
Other Income (Expense), net.........................      934,349        (178,919)        488,715
                                                      -----------     -----------     -----------
Income Before Income Taxes..........................    3,742,465       5,786,121       3,385,089
Provision for Income Taxes..........................    1,050,817         470,648              --
                                                      -----------     -----------     -----------
Net Income..........................................  $ 2,691,648     $ 5,315,473     $ 3,385,089
                                                      ===========     ===========     ===========
Net Income per Share................................  $      0.33     $        --              --
                                                      ===========     ===========     ===========
Weighted Average Shares Outstanding.................    8,200,224              --              --
                                                      ===========     ===========     ===========
Pro Forma Data (Unaudited):
  Income Before Income Taxes, As Reported...........  $        --     $ 5,786,121     $ 3,385,089
  Pro Forma Income Tax Provision....................           --       2,019,356       1,181,396
                                                      -----------     -----------     -----------
  Pro Forma Net Income..............................  $        --     $ 3,766,765     $ 2,203,693
                                                      ===========     ===========     ===========
  Pro Forma Net Income per Share....................  $        --     $      0.55     $      0.34
                                                      ===========     ===========     ===========
  Pro Forma Shares Outstanding......................           --       6,822,979       6,646,409
                                                      ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 COMMON STOCK       ADDITIONAL    UNREALIZED                    TOTAL
                              -------------------     PAID-IN       LOSS ON      RETAINED    STOCKHOLDERS'
                                SHARES    AMOUNT      CAPITAL     INVESTMENTS    EARNINGS      EQUITY
                              ----------  -------   -----------   -----------   ----------   -----------
Balance, December 31,
  1993......................   6,200,000  $62,000   $        --    $       --   $1,288,209   $ 1,350,209
  Net income................          --       --            --            --    3,385,089     3,385,089
  Distributions.............          --       --            --            --   (1,039,030)   (1,039,030)
                               ---------  -------   -----------     ---------   ----------    ----------
Balance, December 31,
  1994......................   6,200,000   62,000            --            --    3,634,268     3,696,268
  Shares issued (net of
     $3,843,487 offering
     costs).................   2,000,000   20,000    34,136,513            --           --    34,156,513
  Capitalization upon
     conversion to C
     corporation............          --       --       970,571            --     (970,571)           --
  Net income................          --       --            --            --    5,315,473     5,315,473
  Distributions.............          --       --            --            --   (7,925,000)   (7,925,000)
                               ---------  -------   -----------     ---------   ----------    ----------
Balance, December 31,
  1995......................   8,200,000   82,000    35,107,084            --       54,170    35,243,254
  Net income................          --       --            --            --    2,691,648     2,691,648
  Shares issued.............       4,656       47        16,953            --           --        17,000
  Unrealized loss on
     investments............          --       --            --      (184,350)          --      (184,350)
                               ---------  -------   -----------     ---------   ----------    ----------
Balance, December 31,
  1996......................   8,204,656  $82,047   $35,124,037    $ (184,350)  $2,745,818   $37,767,552
                               =========  =======   ===========     =========   ==========    ==========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1996            1995            1994
                                                     ------------     -----------     -----------
OPERATING ACTIVITIES:
  Net income.....................................    $  2,691,648     $ 5,315,473     $ 3,385,089
  Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization...............       1,174,011         939,248         286,351
     Gain on sales of fixed assets...............         (11,152)        (25,217)       (543,914)
     Deferred income taxes.......................         450,665         369,561              --
     Realized loss on investments................         105,245              --              --
     Deferred rent...............................         176,988          15,222          99,610
  Changes in operating assets and liabilities --
     Accounts receivable.........................         882,467      (1,061,024)       (527,337)
     Inventories.................................        (238,273)       (289,352)       (180,493)
     Prepaid expenses and other..................      (1,057,258)       (462,205)          5,240
     Income taxes receivable/payable.............        (390,648)        101,087              --
     Accounts payable and accrued expenses.......        (208,774)        961,709         499,011
     Refundable deposits.........................          63,595         183,392         181,328
                                                       ----------      ----------       ---------
       Net cash provided by operating
          activities.............................       3,638,514       6,047,894       3,204,885
                                                       ----------      ----------       ---------
INVESTING ACTIVITIES:
  Acquisitions of fixed assets...................     (17,216,449)     (5,874,034)     (3,163,821)
  Proceeds from sales of fixed assets............          42,676          61,430         630,623
  Purchases of investments.......................     (27,270,517)    (34,543,114)             --
  Redemptions and sales of investments...........      33,275,279      16,770,915              --
                                                       ----------      ----------       ---------
       Net cash used in investing activities.....     (11,169,011)    (23,584,803)     (2,533,198)
                                                       ----------      ----------       ---------
FINANCING ACTIVITIES:
  Decrease in bank overdraft.....................              --              --         (64,573)
  Net repayments on line of credit...............              --              --         (50,000)
  Proceeds from sale of stock....................          17,000      34,156,513              --
  Proceeds from issuance of long-term debt.......              --       4,500,000       1,000,000
  Principal payments on long-term debt...........              --      (5,642,541)       (188,997)
  Distributions to stockholders..................              --      (1,925,000)     (1,039,030)
  Borrowings from related parties................              --         200,000         480,000
  Repayments to related parties..................      (4,689,866)     (1,510,134)       (547,166)
                                                       ----------      ----------       ---------
       Net cash (used in) provided by financing
          activities.............................      (4,672,866)     29,778,838        (409,766)
                                                       ----------      ----------       ---------
Increase (decrease) in cash and cash
  equivalents....................................     (12,203,363)     12,241,929         261,921
Cash and cash equivalents at beginning of year...      12,503,850         261,921              --
                                                       ----------      ----------       ---------
Cash and cash equivalents at end of year.........    $    300,487     $12,503,850     $   261,921
                                                       ==========      ==========       =========
SUPPLEMENTAL DISCLOSURES:
  Interest paid..................................    $     71,608     $   189,298     $    61,198
                                                       ==========      ==========       =========
  Income taxes paid..............................    $    999,800              --              --
                                                       ==========      ==========       =========
  Distributions paid by issuance of promissory
     notes.......................................    $         --     $ 6,000,000     $        --
                                                       ==========      ==========       =========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     Pyramid Breweries Inc. (the Company), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers. The Company operates breweries in Seattle and Kalama, Washington, and a pub in Seattle. The Company sells its products primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands.

     In December 1995, the Company sold 2,000,000 shares of common stock in an initial public offering (the Offering). Net proceeds from the Offering amounted to approximately $34,156,000 and are being used to fund the Company's growth and expansion plans.

     At December 31, 1996, the Company had substantially completed a brewery and pub in Berkeley, California. The brewery and pub are expected to open in February 1997.

     In November 1996, the Poulsbo pub and brewery were closed. A significant portion of the Poulsbo production equipment is being transferred to the Company's other breweries. Remaining equipment, land and buildings are being sold by the Company.

     During 1996, the Company changed its name from Hart Brewing, Inc. to Pyramid Breweries Inc.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

  Investments

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments, which consist of readily marketable coupon and zero coupon municipal bonds, are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses are included as a component of stockholders' equity until realized.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.

  Fixed Assets

     Fixed assets are stated at cost. Significant additions and improvements are capitalized. Repairs and maintenance are expensed as incurred. Upon disposition of fixed assets, gains and losses are reflected in the statement of income. Depreciation is provided using the straight-line method over lives ranging from five to 32 years.

     Returnable containers (primarily kegs) are capitalized at cost, depreciated over their estimated useful life of 10 years, and are included in fixed assets. Refundable deposits represent the Company's liability for deposits charged to customers for returnable containers.

  Preopening Costs

     Preopening costs related to new pubs consist primarily of the costs of hiring and training new kitchen and wait and brewery staff and are capitalized in other assets. These costs are amortized over a one-year period commencing from the pub opening date. Net unamortized preopening costs totaled $307,786 and $38,638 at December 31, 1996 and 1995, respectively. Amortization of preopening costs totaled $38,638 and $183,266, respectively, for the years ended December 31, 1996 and 1995.

                             PYRAMID BREWERIES INC.

  Package Design Costs

     Package design costs related to the development of product packaging and labels are capitalized in other current assets and are amortized over a one-year period. Net unamortized package design costs totaled $271,754 and $0 at December 31, 1996 and 1995, respectively. Amortization of package design costs totaled $154,540 during the year ended December 31, 1996.

  Income Taxes

     Upon completion of the Offering on December 13, 1995, the Company terminated its Subchapter S corporation status and became a C corporation for tax purposes. The Company is subject to federal and state income taxes and has recognized deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires companies subject to income taxes to adjust their deferred tax assets and liabilities based on temporary differences between financial statement and tax basis of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. In December 1995, the conversion to C Corporation status resulted in the recognition of a $369,561 deferred tax liability, as well as the federal and state income taxes on the C Corporation earnings from December 14, 1995, through December 31, 1995, of $101,087.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2. INVESTMENTS:

     Gross unrealized holding gains and losses at December 31, 1996 were $7,579 and $191,929, respectively. Gross realized gains and losses from the sale of securities during 1996 were $3,183 and $108,428, respectively. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

     Contractual maturities for debt securities available for sale at December 31, 1996 consist of the following:

                                                                                    UNREALIZED
                                                     COST          FAIR VALUE         LOSS
                                                  -----------      -----------      ---------
    Within one year.............................. $ 2,707,312      $ 2,660,106      $ (47,206)
    One to five years............................     691,348          683,502         (7,846)
    Six to 10 years..............................   1,002,322          971,324        (30,998)
    After 10 years...............................   7,261,210        7,162,910        (98,300)
                                                  -----------      -----------      ---------
                                                  $11,662,192      $11,477,842      $(184,350)
                                                  ===========      ===========      =========

                             PYRAMID BREWERIES INC.

     Contractual maturities for debt securities available for sale at December 31, 1995 consist of the following:

                                                                                    UNREALIZED
                                                     COST          FAIR VALUE         LOSS
                                                  -----------      -----------      ---------
    Within one year.............................. $ 2,268,106      $ 2,268,106      $      --
    One to five years............................     272,061          272,061             --
    Six to 10 years..............................   7,555,000        7,555,000             --
    After 10 years...............................   7,677,032        7,677,032             --
                                                  -----------      -----------      ---------
                                                  $17,772,199      $17,772,199      $      --
                                                  ===========      ===========      =========

     Investment income was approximately $1,200,000, $10,000, and $0 in 1996, 1995, and 1994, respectively. Investment income is reported as a component of other income (expense), net in the Company's statements of income.

 3. INVENTORIES:

     Inventories consist of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1996       1995
                                                                       --------   --------
    Raw materials..................................................... $552,687   $525,135
    Finished goods....................................................  367,565    156,844
                                                                       --------   --------
                                                                       $920,252   $681,979
                                                                       ========   ========

     Raw materials primarily include ingredients, flavorings and packaging, as well as beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

 4. FIXED ASSETS:

     Fixed assets consist of the following:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    Land......................................................  $    26,000     $    26,000
    Building..................................................      274,384         267,982
    Brewery and retail equipment..............................   10,768,489       7,102,037
    Furniture and fixtures....................................      451,214         198,814
    Leasehold improvements....................................    2,815,547       2,539,809
    Construction in progress..................................   16,085,925         832,727
                                                                -----------     -----------
                                                                 30,421,559      10,967,369
    Less accumulated depreciation.............................   (2,497,263)     (1,426,154)
                                                                -----------     -----------
                                                                $27,924,296     $ 9,541,215
                                                                ===========     ===========

     At December 31, 1996 and 1995, accounts payable included approximately $2,356,000 and $63,000, respectively, for the acquisition of fixed assets.

                             PYRAMID BREWERIES INC.

 5. ACCRUED EXPENSES:

     Accrued expenses consist of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Salaries, wages and related accruals...........................  $337,347     $343,820
    Barrel taxes...................................................   115,189      201,391
    Other accruals.................................................   171,309      283,150
                                                                     --------     --------
                                                                     $623,845     $828,361
                                                                     ========     ========

 6. SALE OF DISTRIBUTION DIVISION:

     In November 1994, the Company sold certain distribution rights related to its distribution division. A gain of $490,268 related to this sale is recorded in other income (expense), net for the year ended December 31, 1994.

 7. DEBT:

     In December 1995, the Company executed a loan agreement with a commercial bank for a line of credit, which replaced its previous operating line of credit and its construction note payable. Under the new line of credit, the Company may borrow up to $15.0 million. The new line of credit revolves through December 31, 1997, during which time the required payments will be interest only. At that date, the outstanding balance is to be converted into a term note that will fully amortize no later than four years from that expiration date. Borrowings under the line of credit will incur interest, at the Company's option, at either the bank's prime rate plus 0% to 0.5%, depending on the Company's ratio of debt to tangible net worth, or if at least $250,000 in borrowings are drawn, at LIBOR plus 1.0% to 1.5%, depending on the Company's ratio of debt to tangible net worth. The terms of the line of credit contain certain provisions that require the Company to maintain certain financial ratios and a minimum tangible net worth. The line of credit expires on December 31, 2001. There were no outstanding borrowings on the line of credit at December 31, 1996.

     During the year ended December 31, 1995, the maximum outstanding on the Company's previous line of credit was $3,500,000. The weighted average interest rate on borrowings was 9.35% during 1995.

     On December 1, 1995, the Company issued unsecured notes to its stockholders in payment of a dividend of undistributed S corporation earnings. These notes were in the aggregate principal amount of $6,000,000, of which $1,310,100 was paid as of December 31, 1995, and the balance was paid in full in February 1996.

     Interest expense was approximately $52,000, $273,000, and $60,000 in 1996, 1995, and 1994, respectively. Interest expense is reported as a component of other income (expense), net in the Company's statements of income.

 8. INCOME TAXES:

     The provision for income taxes included in the statements of income consists of the following:

                                                                     DECEMBER 31,
                                                          ----------------------------------
                                                             1996          1995        1994
                                                          ----------     --------     ------
    Current.............................................  $  600,152     $101,087     $   --
    Deferred............................................     450,665      369,561         --
                                                          ----------     --------     ------
                                                          $1,050,817     $470,648     $   --
                                                          ==========     ========     ======

                             PYRAMID BREWERIES INC.

     The provision for income taxes differed from the amount obtained by applying the federal statutory income tax rate to income before income taxes, as follows:

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                    1996      1995     1994
                                                                    -----     ----     ----
    Federal statutory rate........................................   34.0%    34.0%      --%
    State taxes, net of federal income tax benefit................    3.6       .9       --
    Tax-exempt investment income..................................  (11.3)      --       --
    Other, net....................................................    1.8       --       --
                                                                     ----     ----     ----
                                                                     28.1%    34.9%      --%
                                                                     ====     ====     ====

     Deferred income tax (assets) and liabilities are included in the balance sheet at December 31, 1996 and 1995, as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Accelerated depreciation.......................................  $807,375     $401,364
    Preopening expenses............................................   115,728       13,485
    Package design costs...........................................   (38,070)          --
    Accrued vacation...............................................   (51,791)     (24,194)
    Other, net.....................................................   (13,016)     (21,094)
                                                                     --------     --------
                                                                     $820,226     $369,561
                                                                     ========     ========

 9. PRO FORMA DATA FOR 1995 AND 1994 (UNAUDITED):

     Prior to the Company's initial public offering on December 13, 1995, the Company had elected to be treated as an S Corporation. Therefore, the Company was not subject to federal and certain state income taxes during the period from January 1, 1995 through December 13, 1995 and for the year ended December 31, 1994.

  Pro Forma Income Tax Provision

     For informational purposes, the 1995 and 1994 statements of income include a pro forma income tax provision on taxable income for financial reporting purposes using statutory federal and state rates that would have resulted if the Company had been a C Corporation and paid taxes as such during the periods presented.

  Pro Forma Net Income per Share

     Pro forma net income per share for 1995 and 1994 is computed by dividing pro forma net income plus interest expense, net of taxes, on debt that was assumed to be retired with the proceeds of the Offering, by the pro forma number of shares of Common Stock outstanding during the respective periods.

  Pro Forma Shares Outstanding

     Pro forma shares outstanding represent the number of shares of Common Stock outstanding after giving retroactive effect to an October 4, 1995 984.13-to-1 stock split, plus the number of shares of Common Stock which would be required to be sold in the Offering to repay the $6,000,000 S corporation distribution and retire the debt outstanding at the end of the respective periods. Accordingly, the calculation of the pro forma number of shares of Common Stock outstanding includes 6,822,979 and 6,646,409 shares, respectively, for the years ended December 31, 1995 and 1994.

                             PYRAMID BREWERIES INC.

10. 401(K) PLAN:

     The Company has a profit-sharing 401(k) plan for all eligible employees. Employees who are at least age 21 become eligible to participate following the first plan year in which they perform at least 1,000 hours of service. Employees can elect to contribute up to 13% (10% prior to 1995) of their eligible compensation to the 401(k) plan. The Company generally matches employee contributions (that do not exceed 10% of the employee's compensation) at the rate of 25%. The Company may also make additional "profit-sharing" contributions. The Company's contributions to the 401(k) plan are made at the sole discretion of the Company. The Company's contribution for the years ended December 31, 1996, 1995 and 1994, totaled $170,889, $82,293 and $60,822, respectively.

11. OPERATING LEASES:

     The Company leases its office and plant facilities under operating leases in Seattle, Berkeley and Kalama. The Seattle brewery lease agreement has a remaining lease term of eight years (expiring in 2004) and contains options to extend the lease term for three additional five-year periods. The Berkeley brewery lease agreement has a remaining lease term of 14 years (expiring in 2010) and contains options to extend the lease term for two additional five-year periods. The Kalama brewery lease agreement has a remaining lease term of nine years (expiring in 2005) and contains options to extend the lease term for two additional five-year periods. These lease agreements contain provisions for free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent of $291,820 and $114,832 at December 31, 1996 and 1995, respectively, representing the pro rata rent which would have been due if equal payments had been required under the lease terms. The Company also leases office, storage and distribution facilities under month-to-month lease agreements.

     At December 31, 1996, future minimum rental payments are as follows:

                        1997.............................  $  414,832
                        1998.............................     418,489
                        1999.............................     442,561
                        2000.............................     462,383
                        2001.............................     799,563
                        Thereafter.......................   5,290,055
                                                           ----------
                                                           $7,827,883
                                                           ==========

     Total rent expense was approximately $390,000, $244,000 and $232,000 in 1996, 1995 and 1994, respectively.

12. COMMITMENTS AND CONTINGENCIES:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

13. MAJOR CUSTOMERS AND FINANCIAL INSTRUMENTS:

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing deposits. The Company's interest-bearing deposits are placed with a major financial institution. Wholesale distributors account for substantially all accounts receivable; therefore, this concentration risk is limited due to the number of distributors, their geographic dispersion and state laws regulating the financial affairs of distributors of alcoholic beverages.

                             PYRAMID BREWERIES INC.

     During the years ended December 31, 1996, 1995 and 1994, one customer comprised approximately 19%, 21% and 29% of the Company's revenue, respectively. Accounts receivable at December 31, 1996 and 1995 include approximately $383,000 and $497,000, respectively, due from this customer.

14. RELATED PARTY TRANSACTIONS:

     From time to time, the Company had obtained loans from its stockholders. These loans were unsecured, with interest paid semiannually or annually at rates between 5.65% and 10%. Amounts outstanding under these notes were $0 and $4,689,866 at December 31, 1996 and 1995, respectively. Interest expense of $33,940, $11,660 and $32,840 was paid to related parties in 1996, 1995 and 1994, respectively.

     The Company has entered into month-to-month rental agreements with a company affiliated with two stockholders of the Company. These month-to-month rental agreements were terminated in 1994. Rental expense under these leases amounted to $0, $0, and $51,600 for the years ended December 31, 1996, 1995 and 1994, respectively.

     In July 1989, the outstanding shares of stock of the Company were purchased by five investors. In connection with the purchase, the former owners agreed to refrain from competition for a period of six years. During the term of the agreement, the Company was obligated to make annual payments of approximately $67,000, due on July 4. The accompanying financial statements include $0, $33,500 and $67,000 in noncompete expense for the years ended December 31, 1996, 1995 and 1994, respectively.

15. STOCK OPTION PLANS:

     On October 4, 1995 the Company's Board of Directors approved the 1995 Employee Stock Option Plan (the Employee Plan), which permits the granting of options to employees of the company. A total of 615,000 shares have been reserved under the Employee Plan. The options are granted at the fair market value of the Company's common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and, depending on the option, vests over a period of one to four years.

     On October 4, 1995, the Company's Board of Directors approved the Nonemployee Director Stock Option Plan (the Director Plan), which provides for the granting of stock options covering 2,500 shares of Common Stock to be made automatically on the date of each annual meeting of stockholders to each nonemployee director of the Company, so long as shares of Common Stock remain available under the Director Plan. A total of 125,000 shares have been reserved under the Director Plan. As of December 31, 1996, 7,500 options have been granted. Options granted under this plan vest immediately.

     The Company has adopted the disclosure-only provision of the FASB's statement No. 123 "Accounting for Stock-Based Compensation." Accordingly no compensation cost has been recognized for options issued under the Employee and Director Plans (the Plans). Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro-forma amounts of the Company's net income and net income per share for the years ended December 31, 1996 and 1995, would have been as follows:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                                 PRO FORMA
                                                                     1996           1995
                                                                  ----------     ----------
    Net Income -- as reported...................................  $2,691,648     $3,766,765
                                                                  ==========     ==========
    Net Income -- pro forma.....................................  $2,078,520     $2,927,760
                                                                  ==========     ==========
    Net Income per share -- as reported.........................  $     0.33     $     0.55
                                                                  ==========     ==========
    Net Income per share -- pro forma...........................  $     0.25     $     0.45
                                                                  ==========     ==========

                             PYRAMID BREWERIES INC.

     The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 6.09% to 6.87%; expected option lives of six to eight years; expected volatility of 56%; and no expected dividends. The weighted average fair value of options granted during the years 1996 and 1995 was $6.33 and $12.09, respectively. The effect of applying SFAS No. 123 for providing pro-forma disclosures is not likely to be representative of the effects in future years.

     Information with respect to the Plans follows:

                                                                                       WEIGHTED-
                                                  SHARES SUBJECT       OPTION           AVERAGE
                                                    TO OPTION        PRICE RANGE     EXERCISE PRICE
                                                  --------------     -----------     --------------
    Options outstanding at December 31, 1994....           --                 --             --
      Granted...................................      266,500        $     19.00         $19.00
                                                      -------        -----------         ------
    Options outstanding at December 31, 1995....      266,500        $     19.00         $19.00
      Granted...................................      140,500        $4.75-12.25         $10.36
                                                      -------        -----------         ------
    Options outstanding at December 31, 1996          407,000        $4.75-19.00         $16.02
                                                      =======        ===========         ======

     Shares available for future grants at December 31, 1996 totaled 333,000.

     The following summarizes information about options outstanding at December 31, 1996.

                             WEIGHTED-
                              AVERAGE                            WEIGHTED-
             OPTIONS         REMAINING           OPTIONS          AVERAGE
            OUTSTANDING   CONTRACTUAL LIFE     EXERCISABLE     EXERCISE PRICE
            ----------    ----------------     -----------     --------------
            266,500          106 months          161,950           $19.00
            122,000          113 months           23,180           $10.75
              7,500          113 months            7,500           $12.25
             11,000          120 months               --           $ 4.75
            -------                              -------
            407,000                              192,630
            =======                              =======

16. EMPLOYEE STOCK PURCHASE PLAN:

     During 1996, the Company's Board of Directors approved an Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees to acquire shares of Common Stock of the Company. Eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's Common Stock. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Discounts related to employee stock purchases during 1996 were insignificant. The total number of shares issuable under the plan is 500,000. There were 4,656 shares issued under the Purchase Plan during 1996 at a weighted average price of approximately $3.65 per share.

17. SHAREHOLDER LAWSUITS:

     During 1996, the Company, certain of its directors, former directors and officers were named as defendants in a putative securities class action lawsuit, Steckman v. Hart Brewing, Inc., et al., Case No. C96-1077K(RBB), United States District Court for the Southern District of California ("Steckman"), which was filed in June 1996. The lawsuit alleged that the prospectus for the Company's December 1995 initial public offering failed to disclose certain material information. In December 1996, the court entered an order and judgment dismissing this lawsuit. This dismissal was appealed.

                             PYRAMID BREWERIES INC.

     In two other putative securities class action lawsuits, Peters v. Pyramid Breweries Inc., et al., Case No. C96-1190C, United States District Court for the Western District of Washington and Tishrei Trading, et al. v. Pyramid Breweries Inc., et al., Case No. 00703257, Superior Court for San Diego County, California, the plaintiffs requested and were granted voluntary dismissal.

     The Company's insurance carrier has agreed to indemnify and defend the Company, and each of the named defendants (other than the underwriter), from the claims raised in each of these lawsuits. During the year ended December 31, 1996, the Company has expensed $250,000 in connection with its defense of these lawsuits. This amount has been reported as a component of other income (expense), net in the Company's 1996 statement of income.

18. INTERIM FINANCIAL DATA (UNAUDITED):

                                      1996 QUARTERS ENDED                               1995 QUARTERS ENDED
                        -----------------------------------------------   -----------------------------------------------
                        DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                        -----------   ------------   -------   --------   -----------   ------------   -------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Gross Sales...........    $ 5,266        $7,172      $7,721     $5,753      $ 7,010        $7,315      $6,728     $4,268
Less Excise Taxes.....        330           510         651        463          535           547         487        333
                           ------        ------      ------     ------       ------        ------      ------     ------
Net Sales.............      4,936         6,662       7,070      5,290        6,475         6,768       6,241      3,935
Cost of Sales.........      3,518         4,031       4,074      3,307        3,641         3,985       3,481      2,262
                           ------        ------      ------     ------       ------        ------      ------     ------
Gross Margin..........      1,418         2,631       2,996      1,983        2,834         2,783       2,760      1,673
Selling, General and
  Administrative
  Expenses............      1,602         1,648       1,488      1,482        1,222         1,135       1,005        723
                           ------        ------      ------     ------       ------        ------      ------     ------
Operating Income
  (Loss)..............       (184)          983       1,508        501        1,612         1,648       1,755        950
Other Income (Expense)
  net.................        148           310         228        248          (46)          (27)        (66)       (40)
                           ------        ------      ------     ------       ------        ------      ------     ------
Income (Loss) Before
  Taxes...............        (36)        1,293       1,736        749        1,566         1,621       1,689        910
Income Tax Provision
  (Benefit)...........        (52)          362         554        186           --            --          --         --
                           ------        ------      ------     ------       ------        ------      ------     ------
Net Income............    $    16        $  931      $1,182     $  563           --            --          --         --
                           ======        ======      ======     ======       ======        ======      ======     ======
Net Income per
  Share...............    $   .01        $  .11      $  .14     $  .07           --            --          --         --
                           ======        ======      ======     ======       ======        ======      ======     ======
Shares Outstanding....      8,200         8,200       8,200      8,200           --            --          --         --
                           ======        ======      ======     ======       ======        ======      ======     ======
Pro Forma Income Tax
  Provision...........         --            --          --         --          546           566         589        318
                           ------        ------      ------     ------       ------        ------      ------     ------
Pro Forma Net Income..         --            --          --         --      $ 1,020        $1,055      $1,100     $  592
                           ======        ======      ======     ======       ======        ======      ======     ======
Pro Forma Net Income
  Per Share...........         --            --          --         --      $  0.13        $ 0.16      $ 0.17     $ 0.09
                           ======        ======      ======     ======       ======        ======      ======     ======
Pro Forma Shares
  Outstanding.........         --            --          --         --        6,993         6,778       6,786      6,734
                           ======        ======      ======     ======       ======        ======      ======     ======

19. SUBSEQUENT EVENT:

     On March 7, 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of the Thomas Kemper Soda Company. The total purchase price was approximately $1.7 million, including transactional costs and expenses.

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number which follows the description of the exhibit indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

        EXHIBIT
          NO.                                      DESCRIPTION
        --------     ------------------------------------------------------------------------
         3.1(1)      Amended and Restated Articles of Incorporation of Registrant
         3.2(1)      Form of Amended and Restated Bylaws of Registrant
         4.1(1)      Form of Common Stock Certificate
        10.1(1)      Loan Agreement between First Interstate Bank of Washington, N.A. and the
                     Registrant
        10.2(1)      Lease Agreement between the Port of Kalama and the Registrant entered into on May 1, 1990
        10.3(1)      First Amendment to the May 1, 1990 Lease between the Port of Kalama and the Registrant entered into on September 14, 1994
        10.4(1)      Second Amendment to the May 1, 1990 Lease between the Port of Kalama and the Registrant entered into on April 22, 1995
        10.5(1)      Lease between Harold W. Hill and the Registrant dated April 13, 1994
        10.6(1)      Addendum of Lease between Harold W. Hill and the Registrant dated
                     November 28, 1994
        10.7(1)      Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995
        10.8(1)      Distribution Agreement between the Registrant and Western Washington
                     Beverage dated August 24, 1995
        10.9(1)      Registrant's 1995 Employee Stock Option Plan
        10.10(1)     Registrant Non-Employee Director Stock Option Plan
        10.11(1)     Form of Non-Qualified Stock Option Agreement
        10.12(1)     Employment Agreement between the Registrant and George Hancock
        10.13(1)     Employment Agreement between the Registrant and Don Burdick
        10.14(1)     Employment Agreement between the Registrant and Derrick Chasan
        10.15(1)     Employment Agreement between the Registrant and Jack Schaller
        10.16(1)     Employment Agreement between the Registrant and Brian Larson
        10.19(1)     Agreement between the Registrant and Capstan Corporation
        10.20(1)     Amendment to Agreement between the Registrant and Capstan Corporation
        10.21(1)     Commercial Lease between Esther Podlesak, Trustee of the John A. and
                     Esther Podlesak 1990 Family Trust and Pyramid Breweries California, Inc.
                     dated November 1, 1995
        10.22(1)     Assignment, Assumption and Consent Agreement between Esther Podlesak,
                     Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid
                     Breweries California, Inc. and Pyramid Breweries Inc. dated November 17,
                     1995

        EXHIBIT
          NO.                                      DESCRIPTION
        --------     ------------------------------------------------------------------------
        10.23(1)     Form of Stockholder Note dated December 1, 1995 between the Company and
                     Messrs. Hancock/Bryce/Stoddard/John Morse/Peter Morse
        11.1         Computation of Per Share Earnings
        23.1         Consent of Independent Public Accountants in connection with
                     Registration Statement No. 333-16311
        27           Financial Data Schedules

---------------

(1) Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).