Form 10-Q
period 1997-03-31
PYRAMID BREWERIES INC
filed 1997-05-15
CIK 1001917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q
                         ------------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      FOR THE QUARTER ENDED MARCH 31, 1997

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

  Registrant's telephone number, including area code: (206) 682-8322, ext. 246

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

   Common Stock, par value of $.01 per share: 8,207,935 shares of Common Stock outstanding as of March 31, 1997.

                   Pages 1 of 12 sequentially numbered pages.

                             PYRAMID BREWERIES INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                       PAGE


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Balance Sheets
                 -- March 31, 1997 and December 31, 1996...............   3

         Statements of Operations
                 -- Three Months Ended March 31, 1997 and 1996..........  4

         Statements of Cash Flows
                 -- Three Months Ended March 31, 1997 and 1996..........  5

         Notes to Financial Statements..................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................  7

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................... 10

SIGNATURE............................................................... 11


PART I.
        ITEM 1 FINANCIAL STATEMENTS

                             PYRAMID BREWERIES INC.

                                 BALANCE SHEETS
                                  (Unaudited)

                                                           MARCH 31     DECEMBER 31
                                                         -----------   -----------
                                                            1997          1996
                                                         -----------   -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................   $   216,936   $   300,487
  Investments ........................................     5,698,210    11,477,842
  Accounts receivable ................................     1,877,977     1,284,426
  Inventories ........................................     1,203,659       920,252
  Income taxes receivable ............................       572,260       289,561
  Prepaid expenses and other .........................       861,972       947,284
                                                         -----------   -----------
     Total current assets ............................    10,431,014    15,219,852
Fixed Assets, net ....................................    30,202,469    27,924,296
Other ................................................     1,353,035       346,421
                                                         -----------   -----------
          Total assets ...............................   $41,986,518   $43,490,569
                                                         ===========   ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...................................   $ 1,668,010   $ 3,527,256
  Accrued expenses ...................................     1,075,412       623,845
  Refundable deposits ................................       546,435       459,870
                                                          ----------   -----------
     Total current liabilities .......................     3,289,857     4,610,971
Deferred Rent ........................................       360,789       291,820
Deferred Income Taxes ................................       903,892       820,226
                                                         -----------   -----------
          Total liabilities ..........................     4,554,538     5,723,017
                                                         -----------   -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized, none
    issued...........................................           --            --
  Common stock, $.01 par value; 40,000,000 shares
    authorized, 8,207,935 shares and 8,204,656 issued
    and outstanding ..................................        82,079        82,047
  Additional paid-in capital .........................    35,133,736    35,124,037
  Unrealized loss on investments .....................      (167,536)     (184,350)
  Retained earnings ..................................     2,383,701     2,745,818
                                                         -----------   -----------
          Total stockholders' equity .................    37,431,980    37,767,552
                                                         -----------   -----------
          Total liabilities and stockholders' equity .   $41,986,518   $43,490,569
                                                         ===========   ===========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                              STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         QUARTER ENDED MARCH 31
                                       --------------------------
                                            1997          1996
                                        -----------   -----------
Gross Sales ........................    $6,261,126    $ 5,752,920
Less Excise Taxes ..................       456,984        463,408
                                        ----------    -----------
Net Sales ..........................     5,804,142      5,289,512
Cost of Sales ......................     4,279,132      3,306,737
                                        ----------    -----------

          Gross Margin .............     1,525,010      1,982,775
Selling, General and Administrative
  Expenses .........................     2,161,695      1,482,175
                                        ----------    -----------
Operating (Loss) Income ............      (636,685)       500,600
Other Income .......................        85,102        248,711
                                        ----------    -----------
Income (Loss) Before Income Taxes ..      (551,583)       749,311
Provision (Benefit) for Income Taxes      (189,466)       186,514
                                        ----------    -----------
Net Income (Loss) ..................    $ (362,117)   $   562,797
                                        ==========    ===========
Net Income (Loss) Per Share ........    $    (0.04)   $      0.07
                                        ==========    ===========
Weighted Shares Outstanding ........     8,204,656      8,200,000
                                        ==========    ===========
Barrels Shipped ....................        28,200         27,780
                                        ==========    ===========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               QUARTER ENDED MARCH 31
                                                             ---------------------------
                                                                 1997            1996
                                                             ------------    -----------
OPERATING ACTIVITIES:
  Net income (loss).......................................   $   (362,117)     $    562,797
  Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating activities:
     Depreciation and amortization .......................        500,058           275,223
     Gain on sale of fixed assets ........................        (37,534)             (758)
     Deferred income taxes ...............................         83,666            32,333
     Realized loss on investments.........................        101,244                --
     Deferred rent .......................................         68,969             4,095
  Changes in operating assets and liabilities:
     Accounts receivable .................................       (593,551)          164,635
     Inventories .........................................        (95,410)          (27,964)
     Prepaid expenses and other ..........................       (277,334)         (174,697)
     Income taxes receivable .............................       (282,699)               --
     Accounts payable and accrued expenses ...............       (237,006)          121,918
     Refundable deposits .................................         16,238            26,260
                                                             ------------      ------------
          Net cash (used in) provided by operating
            activities ...................................     (1,115,476)          983,842
                                                             ------------      ------------
INVESTING ACTIVITIES:
  Acquisition of Thomas Kemper Soda Company...............       (562,065)
  Acquisitions of fixed assets ...........................     (3,786,054)       (1,811,195)
  Proceeds from sales of fixed assets ....................         57,500             2,978
  Purchases of investments................................     (4,055,317)       (1,124,516)
  Redemptions and sales of investments....................      9,750,519                --
                                                             ------------      ------------
          Net cash provided by (used in) investing
            activities ...................................      1,404,583        (2,932,733)
                                                             ------------      ------------
FINANCING ACTIVITIES:
  Proceeds from the sale of common stock..................          9,731                --
  Principal payments on Thomas Kemper Soda
    long-term debt........................................       (186,240)               --
  Principal payments on Thomas Kemper Soda
    capital leases........................................       (196,149)               --
  Repayments to related parties ..........................             --        (4,689,866)
                                                             ------------      ------------
          Net cash used in financing activities ..........       (372,658)       (4,689,866)
                                                             ------------      ------------
Decrease in cash and cash equivalents ....................        (83,551)       (6,638,757)
Cash and cash equivalents at beginning of period .........        300,487        12,503,850
                                                             ------------      ------------
Cash and cash equivalents at end of period ...............   $    216,936      $  5,865,093
                                                             ============      ============


        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION:

         Pyramid Breweries Inc. (the "Company"), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and premium sodas, under the brand names: "Pyramid" and "Thomas Kemper." The products are sold primarily in Washington, Oregon and Northern California. The Company's craft beers were distributed in 32 states at March 31, 1997.

         The accompanying condensed financial statements have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2.  INVENTORIES:

        Inventories consist of the following:

                                          March 31,      December 31,
                                            1997             1996
                                        ------------     ------------
           Finished goods.............   $  629,164        $552,687
           Raw materials..............      574,495         367,565
                                        ------------     ------------
                                         $1,203,659        $920,252
                                        ============     ============

        Raw materials primarily include ingredients, flavorings and packaging materials, as well at beer held in fermentation prior to the filtration and packaging process. Finished goods include primarily product ready for shipment, as well as promotional merchandise held for sale.

3.  FIXED ASSETS:

    Fixed assets consist of the following:

                                           March 31,       December 31,
                                             1997              1996
                                          -----------      -----------
        Land............................  $    26,000      $    26,000
        Building........................      274,384          274,384
        Brewery equipment...............   17,762,663       10,274,601
        Retail equipment................      988,018          493,888
        Furniture and fixtures..........      587,776          451,214
        Leasehold improvements..........   13,356,078        2,815,547
        Construction in progress........           -        16,085,925
                                          -----------      -----------
                                           32,994,919       30,421,559
        Less accumulated depreciation...   (2,792,450)      (2,497,263)
                                          -----------      -----------
                                          $30,202,469      $27,924,296
                                          ===========      ===========

        At March 31, 1997 and December 31, 1996, accounts payable included approximately $500,000 and $2,356,000, respectively, for the acquisition of fixed assets.

4.  THOMAS KEMPER SODA COMPANY ACQUISITION:

         On March 7, 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of Thomas Kemper Soda Company for approximately $1.7 million including certain transaction costs. The purchase price was paid with approximately $562,000 in cash and the assumption of approximately $1,138,000 of liabilities. Certain of these assumed liabilities were subsequently paid by the Company by the end of the first quarter ended March 31, 1997. In connection with the acquisition, goodwill of approximately $803,000 has been recorded in other assets and is being amortized over 10 years. The first quarter of 1997 includes sales of approximately $169,000 for the period from March 7, 1997 to March 31, 1997. During 1996, Thomas Kemper Soda Company had annual sales of approximately $3.6 million.

5.  COMMITMENTS AND CONTINGENCIES:

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

SELECTED UNAUDITED OPERATING DATA


                                             QUARTER ENDED MARCH 31,
                                      -----------------------------------------------
                                                     % OF                     % OF
                                         1997      NET SALES      1996      NET SALES
                                      ----------   ---------   ----------   ---------
Gross Sales.......................    $6,261,126               $5,752,920
Less Excise Taxes.................       456,984                  463,408
                                      ----------               ----------
Net Sales.........................     5,804,142    100.0       5,289,512    100.0
Cost of Sales.....................     4,279,132     73.7       3,306,737     62.5
                                      ----------    -----      ----------    -----
Gross Margin......................     1,525,010     26.3       1,982,775     37.5
Selling, General and Administrative    2,161,695     37.3       1,482,175     28.0
                                      ----------    -----      ----------    -----
Operating (Loss) Income...........      (636,685)   (11.0)        500,600      9.5
Other Income......................        85,102      1.5         248,711      4.7
                                      ----------    -----      ----------    -----
Income (Loss) Before Income Taxes.      (551,583)    (9.5)        749,311     14.2
Income Tax Provision (Benefit)....      (189,466)    (3.3)        186,514      3.6
                                      ----------    -----      ----------    -----
Net Income (Loss).................    $ (362,117)    (6.2)     $  562,797     10.6
                                      ==========    =====      ==========    =====


Net Income (Loss) per Share.......    $    (0.04)              $      .07
                                      ==========               ==========


Weighted Shares Outstanding.......     8,204,656                8,200,000
                                      ==========               ==========
OPERATING DATA (IN BARRELS):
Barrels Shipped...................        28,200                   27,780
                                      ==========               ==========
Production Capacity at
  Period End......................       273,000                  170,000
                                      ==========               ==========


QUARTER  ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

    Gross Sales. Gross sales increased by 8.6% to $6.3 million in the first quarter ended March 31, 1997 from $5.8 million in the first quarter of 1996. The increase was primarily the result of an increase in sales from retail operations to $1.4 million from $900,000 due to the opening of the Berkeley Alehouse on February 1, 1997, an increase of 1.5% in barrels shipped to 28,200 from 27,780, and revenue from sales of Thomas Kemper Sodas.

    Excise Taxes. Excise taxes decreased to 7.9% of net sales in the first quarter of 1997 from 8.8% of net sales in the same quarter of 1996. The decrease in excise taxes as a percentage of net sales was due primarily to an underestimate of the small brewers federal excise tax credit during the first quarter of 1996.

    Gross Margin. Gross margin decreased by 25.0% to $1.5 million in the first quarter of 1997 from $2.0 million in the same quarter of 1996. Gross margin as a percentage of net sales declined by 11.2% to 26.3% in the first quarter of 1997 from 37.5% in the same quarter of 1996. This decrease as a percentage of sales was due to greater fixed and semi-fixed costs, including increases in depreciation, freight costs and package design amortization expenses and the lower gross margin associated with the increase in sales from retail operations (primarily sales of beer, food and branded merchandise at the Company's Alehouses). Compared to the 1996 year, the Company expects its gross margin will be adversely impacted by the addition of the Berkeley Brewery due to lower utilization of brewing capacity. Changes in the cost of raw materials and packaging did not, in the aggregate, have a significant impact on gross margin during either period.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 46.7% to $2.2 million, or 37.3% of net sales, in the first quarter of 1997 from $1.5 million, or 28.0% of net sales, in the same quarter of 1996. This increase was due primarily to the planned increase in selling and promotional expenditures attributable to the accelerated geographic expansion of beer sales territories and the roll-out of Pyramid DPA. The Company's sales and marketing staff increased to 36 employees from 20 employees in the first quarter of the 1996 year. Management believes that sales and promotional expenses are necessary investments for expansion of the Company, and expects these expenditures to continue to adversely impact future earnings.

    Other Income. Other income decreased to $85,102 in the first quarter of 1997 from $248,711 in the first quarter of 1996. The decrease in other income was due primarily to a decrease in interest income earned from investing the net proceeds of the initial public stock offering, which proceeds primarily were used to finance construction of the Company's Berkeley Brewery and Alehouse, upgrades to the Seattle Brewery and repayment of debt. The decrease in tax exempt interest income resulted in an increase in the Company's effective income tax rate for the first quarter of 1997.

     Net (Loss) Income. The net loss for the first quarter of 1997 was ($362,000), a decrease from the net income of $563,000 reported for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    On December 13, 1995, the Company, in its initial public offering (the "Offering"), sold 2,000,000 shares of Common Stock at $19 per share, generating net proceeds of approximately $34.1 million. Prior to the offering, the Company had funded its operations and capital requirements through cash generated from operations, and bank borrowings. Net cash used in operating activities in the period ended March 31, 1997 was $1.1 million compared to cash provided by operating activities of $983,800 for the period ended March 31, 1996.

    At March 31, 1997, the Company had working capital of $7.1 million compared to $10.6 million at December 31, 1996.

    Net cash provided by investing activities in the first quarter of 1997 was $1.4 million as compared to net cash used in investing activities of $2.9 million for the first quarter of 1996. The cash provided by investing activities was primarily the redemptions and sales of investments. The cash used in investing activities in 1996 primarily was applied to the construction of the Berkeley Brewery and Alehouse and expansion of the Seattle Brewery.

     The Company also has a $15.0 million line of credit (the "Line of Credit"). The Line of Credit revolves through December 31, 1997, during which time the required payments are interest only. At that date, the outstanding balance is converted into a term note that will fully amortize no later than four years from such expiration date. Borrowings under the Line of Credit accrue interest, at the Company's option, at either the bank's prime rate plus 0% to 0.5%, depending on the Company's ratio of debt to tangible net worth, or, if at least $250,000 in borrowings are drawn, at LIBOR plus 1.0% to 1.5%, depending on the Company's ratio of debt to tangible net worth. The Line of Credit includes provisions that require the Company to maintain certain financial ratios and a minimum tangible net worth. The Line of Credit expires on December 31, 2001. The Company has not borrowed funds under this Line of Credit in 1997.

    Future capital requirements will vary depending on such factors as real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expansion during 1997 is expected to be approximately $4,000,000, which includes final payments on the Berkeley Brewery and Alehouse, the purchase of the Thomas Kemper Soda Company, and the continued upgrading of brewery equipment and facilities in the Company's existing breweries. While there can be no assurance that current expectations will be realized and plans are subject to change, the Company believes that the existing cash and investments together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs during 1997.

    The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash flow from operations and, to the extent required and available, additional bank borrowings, industrial development bonds, and offerings of debt or equity securities.

Adoption of Accounting Standards

Statement No. 128 on Earnings per Share specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. This Statement's objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. This Statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company plans to adopt this statement upon the effective date.

Risk Factors and Forward Looking Statements

     Certain statements contained herein are forward-looking statements that involve a number of risks, uncertainties and factors that may cause actual results to materially differ, including: lower than anticipated sales in new and existing markets; decreased selling prices; increased competition; expenses and uncertainties associated with construction and operation of new breweries and expansion of the distribution network; increases in raw material and packaging costs; and other risk factors as set forth in the Company's Annual Report dated December 31, 1996.

PART II. -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

        The following exhibits are filed as part of this report.

27      Financial Data Schedule

(B)  REPORTS ON FORM 8-K

        None filed during the quarter ended MARCH 31, 1997.


Items 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 15, 1997.

                                        PYRAMID BREWERIES INC.

                                        By: /s/ George Hancock
                                           ------------------------------
                                           George Hancock, President and
                                           Chief Executive Officer
                                           (Principal Accounting Officer)



DATE:  May 15, 1997

                                 EXHIBIT INDEX


Exhibit
  No.                        Description
-------                      -----------
  27       Financial Data Schedule