Form 10-Q
period 1997-06-30
PYRAMID BREWERIES INC
filed 1997-08-12
CIK 1001917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        FOR THE QUARTER ENDED JUNE 30, 1997

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM _______________ TO______________.

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

   Common Stock, par value of $.01 per share: 8,207,935 shares of Common Stock outstanding as of June 30, 1997

                   Pages 1 of 14 sequentially numbered pages.


================================================================================

                             PYRAMID BREWERIES INC.

                                    FORM 10-Q

           FOR THE QUARTERLY AND SIX MONTH PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
        PART I: FINANCIAL INFORMATION

        Item 1.           Financial Statements (unaudited)

                          Balance Sheets
                          -- June 30, 1997 and December 31, 1996......................       3

                          Statements of Operations
                          -- Three Month and Six Month period ended June  30, 1997 and       4
                          1996........................................................

                          Statements of Cash Flows
                          -- Six Month period ended  June 30, 1997 and 1996...........       5

                          Notes to Financial Statements...............................       6

        Item 2.           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...................................       8

        PART II: OTHER INFORMATION
        Item 4            Submission of matters to a vote of security holders.........      11
        Item 6.           Exhibits and Reports on Form 8-K............................      11

        SIGNATURE.....................................................................      13
        Exhibits......................................................................      14

PART I.

ITEM 1 FINANCIAL STATEMENTS

                             PYRAMID BREWERIES INC.
                                 BALANCE SHEETS

                                   (Unaudited)

                                                                JUNE 30                    DECEMBER 31
                                                             -----------                   -----------
                                                                 1997                         1996
                                                             -----------                   -----------
                       ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents............................... $   602,665                   $   300,487
    Investments.............................................   4,894,577                    11,477,842
    Accounts receivable.....................................   1,758,014                     1,284,426
    Inventories.............................................   1,353,633                       920,252
    Income taxes receivable.................................     653,572                       289,561
    Prepaid expenses and other..............................     771,155                       947,284
                                                             -----------                   -----------
       Total current assets.................................  10,033,616                    15,219,852
  Fixed Assets, net.........................................  30,742,134                    27,924,296
  Other.....................................................   1,212,114                       346,421
                                                             -----------                   -----------
            Total assets.................................... $41,987,864                   $43,490,569
                                                             ===========                   ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable........................................ $ 1,206,213                   $ 3,527,256
    Accrued expenses........................................   1,121,509                       623,845
    Refundable deposits.....................................     689,353                       459,870
                                                             -----------                   -----------
       Total current liabilities............................   3,017,075                     4,610,971
  Deferred Rent.............................................     437,897                       291,820
  Deferred Income Taxes.....................................   1,016,941                       820,226
                                                             -----------                   -----------
            Total liabilities...............................   4,471,913                     5,723,017
                                                             -----------                   -----------
  STOCKHOLDERS' EQUITY:
    Preferred stock, 10,000,000 shares authorized, none
      issued................................................        --                         --
    Common stock, $.01 par value; 40,000,000 shares
      authorized, 8,207,935 shares and 8,204,656 issued
      and outstanding.......................................      82,079                        82,047
    Additional paid-in capital..............................  35,133,735                    35,124,037
    Unrealized loss on investments..........................    (151,829)                     (184,350)
    Retained earnings.......................................   2,451,966                     2,745,818
                                                             -----------                   -----------
            Total stockholders' equity......................  37,515,951                    37,767,552
                                                             -----------                   -----------
            Total liabilities and stockholders' equity...... $41,987,864                   $43,490,569
                                                             ===========                   ===========

         The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                 Six Months Ended
                                                            June 30,                        June 30,
                                                  --------------------------     ----------------------------
                                                     1997            1996            1997             1996
Gross Sales                                        8,386,375       7,720,735      14,647,501       13,473,656
Less Excise Taxes                                    560,912         650,661       1,017,895        1,114,069
                                                  --------------------------     ----------------------------

Net Sales                                          7,825,463       7,070,074      13,629,606       12,359,587
Cost of Sales                                      5,722,243       4,074,028      10,001,376        7,380,767
                                                  --------------------------     ----------------------------

      Gross Margin                                 2,103,220       2,996,046       3,628,230        4,978,820
Selling, General and Administrative Expenses       2,040,104       1,488,141       4,201,799        2,970,316
                                                  --------------------------     ----------------------------

Operating Income  (Loss)                              63,116       1,507,905        (573,569)       2,008,504
Other Income                                          45,933         227,709         131,035          476,420
                                                  --------------------------     ----------------------------
Income (Loss) Before Income Taxes                    109,049       1,735,614        (442,534)       2,484,924
Provision (Benefit) for Income Taxes                  40,784         553,868        (148,682)         740,383
                                                  --------------------------     ----------------------------
Net Income (Loss)                                     68,265       1,181,746        (293,852)       1,744,541
                                                  ============  =============    =============   ============
Net Income (Loss) Per Share                      $      0.01     $      0.14     $     (0.03)     $      0.21
                                                  ============  ============     ==============  ============
Weighted Average Shares Outstanding                8,207,935       8,200,000       8,206,296        8,200,000
                                                  ============  ============     ==============  ============
Barrels Shipped                                       33,300          38,300          61,500           66,000
                                                  ============  ============     ==============  ============

         The accompanying notes are an integral part of these statements

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           SIX MONTHS ENDED JUNE 30,
                                                             1997           1996
                                                       -------------     ------------
OPERATING ACTIVITIES:
  Net (loss) income................................    $   (293,852)     $  1,744,541
  Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
     Depreciation and amortization.................       1,357,991           562,007
     Loss (gain) on sale of fixed assets...........           4,187            (1,960)
     Deferred income taxes.........................         196,715            82,761
     Realized loss on investments..................         153,313            50,000
     Deferred rent.................................         146,077            28,382
  Changes in operating assets and liabilities:
     Accounts receivable...........................        (473,588)         (287,117)
     Inventories...................................        (245,385)         (146,435)
     Prepaid expenses and other....................        (241,173)         (288,059)
     Income taxes receivable.......................        (364,011)               --
     Accounts payable and accrued expenses.........        (292,185)        1,505,075
     Refundable deposits...........................         159,156            52,262
                                                       ------------      ------------
          Net cash provided by operating
            activities.............................          17,493         3,301,457
                                                       ------------      ------------
INVESTING ACTIVITIES:
  Acquisition of Thomas Kemper Soda Company........        (575,802)
  Acquisitions of fixed assets.....................      (5,498,771)       (5,231,956)
  Proceeds from sales of fixed assets..............         269,443             2,783
  Purchases of investments.........................      (5,705,317)       (2,844,953)
  Redemptions and sales of investments.............      12,167,790                --
                                                       ------------      ------------
          Net cash provided by (used in) investing
            activities.............................         657,343        (8,074,126)
                                                       ------------      ------------
FINANCING ACTIVITIES:
  Proceeds from the sale of common stock...........           9,731                --
  Principal payments on Thomas Kemper Soda
    long-term debt.................................        (186,240)               --
  Principal payments on Thomas Kemper Soda
    capital leases.................................        (196,149)               --
  Repayments to related parties....................              --        (4,689,866)
                                                       ------------      ------------
          Net cash used in financing activities....        (372,658)       (4,689,866)
                                                       ------------      ------------
Increase (decrease) in cash and cash equivalents...         302,178        (9,462,535)
Cash and cash equivalents at beginning of period...         300,487        12,503,850
                                                       ------------      ------------
Cash and cash equivalents at end of period.........    $    602,665      $  3,041,315
                                                       ============      ============

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the "Company"), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and premium sodas, under the brand names: "Pyramid" and "Thomas Kemper." The products are sold primarily in Washington, Oregon and Northern California. The Company's craft beers were distributed in 32 states at June 30, 1997.

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

Certain prior period balances have been reclassified to conform to the current period presentation.

2. INVENTORIES:

   Inventories consist of the following:

                                      JUNE 30,     DECEMBER 31,
                                        1997           1996
                                    ----------     -----------
Finished goods....................  $  653,156     $   552,687
Raw materials.....................     700,477         367,565
                                    ----------     -----------
                                    $1,353,633     $   920,252
                                    ==========     ===========

     Raw materials primarily include ingredients, flavorings and packaging materials, as well as beer held in fermentation prior to the filtration and packaging process. Finished goods include primarily product ready for shipment, as well as promotional merchandise held for sale.

3.  FIXED ASSETS:

    Fixed assets consist of the following:

                                            JUNE 30,     DECEMBER 31,
                                              1997             1996
                                         ------------     ----------
Land..................................   $     26,000    $      26,000
Building..............................        274,384          274,384
Brewery equipment.....................     18,085,850       10,274,601
Retail equipment......................      1,042,254          493,888
Furniture and fixtures................        624,437          451,214
Leasehold improvements................     13,984,212        2,815,547
Construction in progress..............              -       16,085,925
                                         -------------   -------------
                                           34,037,137       30,421,559
Less accumulated depreciation.........     (3,295,003)      (2,497,263)
                                         ------------    -------------
                                         $ 30,742,134    $  27,924,296
                                         ============    =============

     At June 30, 1997 and December 31, 1996, accounts payable included approximately $153,000 and $2,356,000, respectively, for the acquisition of fixed assets.

4.  STOCK OPTIONS

    Stock option activity during the six month period ending June 30, 1997 was as follows:

                                                    Options            Price
                                                    -------         ----------
    Outstanding, December 31, 1996                  399,500         4.75-19.00
    Grants through June 30, 1997                      7,500            3.25
                                                    -------         ----------
    Outstanding through June 30, 1997               407,000         3.25-19.00

There were no exercises or forfeitures during the six month period ended June 30, 1997.

5.  THOMAS KEMPER SODA COMPANY ACQUISITION:

     On March 7, 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of Thomas Kemper Soda Company for approximately $1.7 million including certain transaction costs. The purchase price was paid with approximately $576,000 in cash and the assumption of approximately $1,124,000 of liabilities. In connection with the acquisition, goodwill of approximately $803,000 has been recorded in other assets and is being amortized over 10 years. During 1996, Thomas Kemper Soda Company had annual sales of approximately $3.6 million.

6.  COMMITMENTS AND CONTINGENCIES:

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

SELECTED UNAUDITED OPERATING DATA

                                                                   THREE MONTHS ENDED JUNE 30,
                                                --------------------------------------------------------------
                                                                    % OF                              % OF
                                                    1997          NET SALES      1996               NET SALES
                                                --------------------------------------------------------------
Gross Sales                                      8,386,375                     7,720,735
Less Excise Taxes                                  560,912                       650,661
                                                 ---------                     ---------
Net Sales                                        7,825,463         100.0%      7,070,074               100.0%
Cost of Sales                                    5,722,243          73.1%      4,074,028                57.6%
                                                --------------------------------------------------------------
   Gross Margin                                  2,103,220          26.9%      2,996,046                42.4%
Selling, General and Administrative Expenses     2,040,104          26.1%      1,488,141                21.1%
                                                --------------------------------------------------------------
Operating Income                                    63,116           0.8%      1,507,905                21.3%
Other Income                                        45,933           0.6%        227,709                 3.2%
                                                --------------------------------------------------------------
Income Before Income Taxes                         109,049           1.4%      1,735,614                24.5%
Provision for Income Taxes                          40,784           0.5%        553,868                 7.8%
                                                --------------------------------------------------------------
Net Income                                          68,265           0.9%      1,181,746                16.7%
                                                ==============================================================

Net Income Per Share                            $     0.01                    $     0.14
Weighted Average Shares Outstanding              8,207,935                     8,200,000

Barrels Shipped                                     33,300                        38,300


                                                                    SIX MONTHS ENDED JUNE 30,
                                                --------------------------------------------------------------
                                                                    % OF                              % OF
                                                    1997          NET SALES      1996               NET SALES
                                                --------------------------------------------------------------
Gross Sales                                      14,647,501                   13,473,656
Less Excise Taxes                                 1,017,895                    1,114,069
                                                 ----------                   ----------
Net Sales                                        13,629,606        100.0%     12,359,587               100.0%
Cost of Sales                                    10,001,376         73.4%      7,380,767                59.7%
                                                --------------------------------------------------------------
   Gross Margin                                  3,628,230          26.6%      4,978,820                40.3%
Selling, General and Administrative Expenses     4,201,799          30.8%      2,970,316                24.0%
                                                --------------------------------------------------------------
Operating (Loss) Income                           (573,569)         -4.2%      2,008,504                16.3%
Other Income                                       131,035           1.0%        476,420                 3.8%
                                                --------------------------------------------------------------
Income (Loss) Before Income Taxes                 (442,534)         -3.2%      2,484,924                20.1%
Provision (Benefit) for Income Taxes              (148,682)         -1.0%        740,383                 6.0%
                                                --------------------------------------------------------------
Net Income (Loss)                                 (293,852)         -2.2%      1,744,541                14.1%
                                                ==============================================================

Net Income (Loss) Per Share                     $    (0.03)                   $     0.21
Weighted Average Shares Outstanding              8,206,296                     8,200,000

Barrels Shipped                                     61,500                        66,000

QUARTER  ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

     Gross Sales. Gross sales increased by 9.1% to $8.4 million for the second quarter ended June 30, 1997 from $7.7 million in the same quarter of the prior year. The increase resulted primarily from sales of Thomas Kemper Soda, acquired in March of 1997 and an 80.0% increase in retail sales from $1.0 million to $1.8 million, due to the opening of the Berkeley Alehouse in February of 1997. Wholesale craft beer sales decreased 14.9% to $5.7 million for the second quarter of 1997 from $6.7 million in the same quarter of the prior year due to a 13.1% volume decrease, 5,000 barrels, to 33,300 and an increase in the proportion of draft beer sales. The product mix shifted to a higher percentage of draft sales (36% for the quarter ended June 30, 1997 versus 31% for the same quarter of the prior year) which resulted in lower sales dollars per barrel sold.

     Excise Taxes. Excise taxes decreased to 7.2% of net sales for the second quarter ended June 30, 1997 from 9.2% of net sales in the same quarter of the prior year. The decrease in excise taxes as a percentage of net sales was due primarily to an underestimate of the small brewers federal excise tax credit during the second quarter of the prior year.

     Gross Margin. Gross margin decreased to $2.1 million for the second quarter ended June 30, 1997 from $3.0 million in the same quarter of the prior year. Gross margin as a percentage of net sales declined to 26.9% for the second quarter ended June 30, 1997 from 42.4% for the same quarter of the prior year. This decrease as a percentage of net sales was due to higher fixed and semi-fixed costs, including increases in depreciation, increased package design costs, increased freight costs incurred servicing more distant markets and the lower gross margin associated with the increase in sales from retail operations (primarily sales of beer, food and branded merchandise at the Company's Alehouses). Compared to the 1996 year, the Company expects its gross margin will be adversely impacted by the addition of the Berkeley Brewery due to lower utilization of brewing capacity. Changes in the cost of raw materials and packaging did not, in the aggregate, have a significant impact on gross margin during either period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2.0 million, or 26.1% of net sales, for the second quarter ended June 30, 1997 from $1.5 million, or 21.1% of net sales, for the same quarter of the prior year. This increase was due primarily to the planned increase in selling and promotional expenditures attributable to the geographic expansion of beer sales territories. The Company's sales and marketing staff increased from 23 to 37 employees and it distributed its craft beers in 32 states as of June 30, 1997, up from 20 states at June 30, 1996. Management believes that sales and promotional expenses are necessary investments for expansion of the Company, and expects these expenditures to continue to adversely impact future earnings.

     Other Income. Other income decreased to $45,933 for the second quarter ended June 30, 1997 from $227,709 for the second quarter of the prior year. The decrease in other income was due primarily to a decrease in interest income earned from investing the net proceeds of the initial public stock offering, which proceeds primarily were used to finance construction of the Company's Berkeley Brewery and Alehouse and upgrades to the Seattle Brewery. The decrease in tax exempt interest income resulted in an increase in the Company's effective income tax rate for the second quarter of 1997.

     Net Income. Net income for the quarter ended June 30,1997 was $68,265, a decrease from $1.2 million reported for the second quarter of the prior year.



SIX  MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Gross Sales. Gross sales increased by 8.1% to $14.6 million for the six month period ended June 30, 1997 from $13.5 million in the same six month period of the prior year. Sales increased due to sales of Thomas Kemper Soda, acquired in March of 1997 and a 68.4% increase in retail sales from $1.9 million to $3.2 million due to the opening of the Berkeley Alehouse in February of 1997. Wholesale craft beer sales decreased 9.5% to $10.5 million from $11.6 million in the same six month period of the prior year due to a 6.8% volume decrease, 4,500 barrels, to 61,500 and an increase in the proportion of draft beer sales. The product mix shifted to a higher percentage of draft sales (38% as of June 30, 1997 versus 32% as of June 30, 1996) which resulted in lower sales dollars per barrel sold.

     Excise Taxes. Excise taxes decreased to 7.5% of net sales for the six month period ended June 30, 1997 from 9.0% of net sales for the same six month period of the prior year. The decrease in excise taxes as a percentage of net sales was due primarily to an underestimate of the small brewers federal excise tax credit during the same period of the prior year.

     Gross Margin. Gross margin decreased to $3.6 million for the six month period ended June 30, 1997 from $5.0 million for the same six month period of the prior year. Gross margin as a percentage of net sales declined to 26.6% for the six month period ended June 30, 1997 from 40.3% for the same six month period of the prior year. This decrease as a percentage of net sales was due to higher fixed and semi-fixed costs, including increases in depreciation, increased package design costs, increased freight costs incurred servicing more distant markets and the lower gross margin associated with the increase in sales from retail operations (primarily sales of beer, food and branded merchandise at the Company's Alehouses). Compared to the 1996 year, the Company expects its gross margin will be adversely impacted by the addition of the Berkeley Brewery due to lower utilization of brewing capacity. Changes in the cost of raw materials and packaging did not, in the aggregate, have a significant impact on gross margin during either period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.2 million, or 30.8% of net sales, for the six month period ended June 30, 1997 from $3.0 million, or 24.0% of net sales, from the same six month period of the prior year. This increase was due primarily to the planned increase in selling and promotional expenditures attributable to the geographic expansion of beer sales territories.

     Other Income. Other income decreased to $131,035 for the six month period ended June 30,1997 from $476,420 for the same six month period of the prior year. The decrease in other income was due primarily to a decrease in interest income earned from investing the net proceeds of the initial public stock offering, which proceeds primarily were used to finance construction of the Company's Berkeley Brewery and Alehouse, upgrades to the Seattle Brewery and repayment of debt. The decrease in tax exempt interest income resulted in an increase in the Company's effective income tax rate for the six month period ended June 30, 1997.

     Net (Loss) Income. The net loss for the six month period ended June 30, 1997 was ($293,852), as compared to net income of $1.7 million reported for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six month period ended June 30, 1997 decreased to $17,493 compared to $3.3 million for the same six month period of the prior year. This decrease was due in part to the net loss of $293,852 incurred for the six month period ended June 30, 1997 versus the net income of $1.7 million for the same six month period of the prior year as well as various changes in other operating assets and liabilities.

     At June 30, 1997, the Company had working capital of $7.0 million compared to $10.6 million at December 31, 1996.

     Net cash provided by investing activities in the period ended June 30, 1997 was $657,343 compared to net cash used in investing activities of $8.1 million for the same period of the prior year. The cash provided by investing activities was primarily the redemptions and sales of investments. The cash used in investing activities in 1996 primarily was applied to the construction of the Berkeley Brewery and Alehouse and expansion of the Seattle Brewery.

     The Company has a $15.0 million line of credit (the "Line of Credit") with Bank of America. The Line of Credit revolves through April 30, 1999, during which time the required payments are interest only. Borrowings under the Line of Credit accrue interest, at the Company's option, at either the bank's prime rate, or at 30, 60, 90 day LIBOR plus 1.0%. The Line provides for acquisition financing with term out provisions. The Line of Credit also includes provisions that require the Company to maintain certain financial ratios and a minimum tangible net worth. The Company has not borrowed funds under this Line of Credit in 1997.

     Future capital requirements will vary depending on such factors as real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures through June 30, 1997 was approximately $4.2 million, which includes final payments on the Berkeley Brewery and Alehouse, the purchase of the Thomas Kemper Soda Company, and the continued upgrading of brewery equipment and facilities in the Company's existing breweries. While there can be no assurance that current expectations will be realized and plans are subject to change, the Company believes that the existing cash and investments together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs during 1997.

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

Risk Factors and Forward Looking Statements

     Certain statements contained herein are forward-looking statements that involve a number of risks, uncertainties and factors that may cause actual results to materially differ, including: lower than anticipated sales in new and existing markets; increased seasonality of demand for craft beers; decreased selling prices; increased competition; expenses and uncertainties associated with construction and operation of new breweries and expansion of the distribution network; increases in raw material and packaging costs; and other risk factors as set forth in the Company's Annual Report dated December 31, 1996.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II. -- OTHER INFORMATION

ITEM 1.  NONE
ITEM 2.  NONE
ITEM 3.  NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pyramid Breweries Inc. held its annual meeting of stockholders on May 22, 1997. The following items were voted upon at that time.

           1. To elect two Class II Directors, John Stoddard and Thomas Schwalm, to serve a three year term ending at the 2000 Annual Meeting. The results of the vote were as follow:

Director                                  For            Withheld
John Stoddard                             7,771,523      57,626
Thomas Schwalm                            7,772,023      57,126

Resolved: That John Stoddard and Thomas Schwalm are hereby elected Class II directors to hold office under the terms outlined above and until their successors are duly elected and qualified.


ITEM 5.  NONE




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are filed as part of this report.

     27  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     None filed during the quarter ended JUNE 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 12, 1997.

                                     PYRAMID BREWERIES INC.

                                     By:  /s/  George Hancock
                                        ---------------------------------------
                                         George Hancock
                                         President and Chief Executive Officer
                                         (Principal Accounting Officer)

DATE:  August 12, 1997

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                          DESCRIPTION
 -------                        -----------
   27                     Financial Data Schedule