Form 10-Q/A
period 1997-06-30
PYRAMID BREWERIES INC
filed 1997-08-22
CIK 1001917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q/A

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
                                                  ============  ============     ==============  ============

         The accompanying notes are an integral part of these statements

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           SIX MONTHS ENDED JUNE 30,
                                                             1997           1996
                                                       -------------     ------------
OPERATING ACTIVITIES:
  Net (loss) income................................    $   (293,852)     $  1,744,541
  Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
     Depreciation and amortization.................       1,357,991           562,007
     Loss (gain) on sale of fixed assets...........           4,187            (1,960)
     Deferred income taxes.........................         196,715            82,761
     Realized loss on investments..................         153,313            50,000
     Deferred rent.................................         146,077            28,382
  Changes in operating assets and liabilities:
     Accounts receivable...........................        (473,588)         (287,117)
     Inventories...................................        (245,385)         (146,435)
     Prepaid expenses and other....................        (330,925)         (288,059)
     Income taxes receivable.......................        (364,011)               --
     Accounts payable and accrued expenses.........        (292,185)        1,505,075
     Refundable deposits...........................         159,156            52,262
                                                       ------------      ------------
          Net cash provided by operating
            activities.............................          17,493         3,301,457
                                                       ------------      ------------
INVESTING ACTIVITIES:
  Acquisition of Thomas Kemper Soda Company........        (575,802)
  Acquisitions of fixed assets.....................      (5,498,771)       (5,231,956)
  Proceeds from sales of fixed assets..............         269,443             2,783
  Purchases of investments.........................      (5,705,317)       (2,844,953)
  Redemptions and sales of investments.............      12,167,790                --
                                                       ------------      ------------
          Net cash provided by (used in) investing
            activities.............................         657,343        (8,074,126)
                                                       ------------      ------------
FINANCING ACTIVITIES:
  Proceeds from the sale of common stock...........           9,731                --
  Principal payments on Thomas Kemper Soda
    long-term debt.................................        (186,240)               --
  Principal payments on Thomas Kemper Soda
    capital leases.................................        (196,149)               --
  Repayments to related parties....................              --        (4,689,866)
                                                       ------------      ------------
          Net cash used in financing activities....        (372,658)       (4,689,866)
                                                       ------------      ------------
Increase (decrease) in cash and cash equivalents...         302,178        (9,462,535)
Cash and cash equivalents at beginning of period...         300,487        12,503,850
                                                       ------------      ------------
Cash and cash equivalents at end of period.........    $    602,665      $  3,041,315
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