Form 10-Q
period 1997-09-30
PYRAMID BREWERIES INC
filed 1997-11-12
CIK 1001917

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

     FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

   Common Stock, par value of $.01 per share: 8,204,358 shares of Common Stock outstanding as of September 30, 1997

                   Pages 1 of 15 sequentially numbered pages.



================================================================================

                             PYRAMID BREWERIES INC.

                                    FORM 10-Q

         FOR THE QUARTER AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Condensed Balance Sheets
            -- September 30, 1997 and December 31, 1996..............      3

            Statements of Operations
            -- Three Month and Nine Month periods ended
            September 30, 1997 and 1996..............................      4

            Statements of Cash Flows
            -- Nine Month periods ended September 30, 1997 and
            1996.....................................................      5

            Notes to Financial Statements............................      6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................      8

PART II: OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.........................     12

SIGNATURE............................................................     13
Exhibits.............................................................     14

PART I.

ITEM 1 FINANCIAL STATEMENTS

                             PYRAMID BREWERIES INC.
                            CONDENSED BALANCE SHEETS


                                                SEPTEMBER 30     DECEMBER 31
                                                   1997              1996
                                                (UNAUDITED)       (AUDITED)
                                                ------------     -----------
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............      $ 1,352,272      $    300,487
  Investments ............................        4,813,513        11,477,842
  Accounts receivable ....................        1,384,556         1,284,426
  Inventories ............................        1,441,913           920,252
  Income taxes receivable ................          736,584           289,561
  Prepaid expenses and other .............          636,044           947,284
                                                -----------      ------------
    Total current assets .................       10,364,882        15,219,852
Fixed Assets, net ........................       30,303,602        27,924,296
Other non-current assets .................        1,249,861           346,421
                                                -----------      ------------
      Total assets .......................      $41,918,345      $ 43,490,569
                                                ===========      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .......................      $ 1,194,086      $  3,527,256
  Accrued expenses .......................        1,301,896           623,845
  Refundable deposits ....................          536,055           459,870
                                                -----------      ------------
    Total current liabilities ............        3,032,037         4,610,971
Deferred Rent ............................          505,843           291,820
Deferred Income Taxes ....................        1,060,467           820,226
                                                -----------      ------------
      Total liabilities ..................        4,598,347         5,723,017
                                                -----------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares
    authorized, none issued ..............               --                --
  Common stock, $.01 par value;
    40,000,000 shares authorized,
    8,204,358 and 8,204,656 shares
    issued and outstanding ...............           82,044            82,047
  Additional paid-in capital .............       35,006,584        35,124,037
  Unrealized loss on investments .........               --          (184,350)
  Retained earnings ......................        2,231,370         2,745,818
                                                -----------      ------------
      Total stockholders' equity .........       37,319,998        37,767,552
                                                -----------      ------------
      Total liabilities and stockholders'
        equity ...........................     $ 41,918,345      $ 43,490,569
                                               ============      ============


        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.
                            STATEMENTS OF OPERATIONS



                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                 (UNAUDITED)                      (UNAUDITED)
                                         ---------------------------     -----------------------------
                                            1997             1996            1997             1996
Gross Sales...........................   $ 8,466,411      $7,172,565     $ 23,113,912      $20,646,220
Less Excise Taxes.....................       577,164         510,150        1,595,059        1,624,219
                                         -----------      ----------     ------------      -----------
Net Sales.............................     7,889,247       6,662,415       21,518,853       19,022,001
Cost of Sales.........................     5,946,202       4,031,153       15,947,578       11,411,917
                                         -----------      ----------     ------------      -----------
    Gross Margin......................     1,943,045       2,631,262        5,571,275        7,610,084
Selling, General and Administrative
  Expenses............................     2,085,668       1,648,604        6,287,467        4,618,920
                                         -----------      ----------     ------------      -----------
Operating (Loss) Income...............      (142,623)        982,658         (716,192)       2,991,164
Other (Expense) Income................      (121,226)        310,632            9,809          787,052
                                         -----------      ----------     ------------      -----------
(Loss) Income Before Income Taxes.....      (263,849)      1,293,290         (706,383)       3,778,216
(Benefit) Provision for Income Taxes..       (43,253)        362,499         (191,935)       1,102,881
                                         -----------      ----------     ------------      -----------
Net (Loss) Income.....................   $  (220,596)     $  930,791     $   (514,448)     $ 2,675,335
                                         ===========      ==========     ============      ===========

Net (Loss) Income Per Share...........   $     (0.03)     $     0.11     $      (0.06)     $      0.32
                                         ===========      ==========     ============      ===========

Weighted Average Common Shares
  Outstanding.........................     8,206,147       8,200,000        8,206,221        8,200,000
                                         ===========      ==========     ============      ===========

Beer Barrels Shipped..................        34,300          35,700           95,800          101,800
                                         ===========      ==========     ============      ===========


         The accompanying notes are an integral part of these statements

                             PYRAMID BREWERIES INC.
                            STATEMENTS OF CASH FLOWS



                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                              -----------------------------------
                                                                 1997                   1996
                                                              (UNAUDITED)            (UNAUDITED)
                                                              ------------           ------------
OPERATING ACTIVITIES
    Net (loss) income ....................................    $   (514,448)          $  2,675,335
    Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
       Depreciation and amortization .....................       2,220,034                860,704
       Loss (gain) on sale of fixed assets ...............          67,761                 (6,310)
       Deferred income taxes .............................         240,241                209,546
       Deferred rent .....................................         214,023                108,495
       Amortization and realized loss
         on investments ..................................         286,087                 51,855
    Changes in operating assets and liabilities:
       Accounts receivable ...............................        (100,129)               342,778
       Inventories .......................................        (333,665)              (330,721)
       Prepaid expenses and other ........................        (523,812)              (740,182)
       Income taxes receivable ...........................        (447,023)                    --
       Accounts payable and accrued expenses .............         (26,710)             1,169,322
       Refundable deposits ...............................           5,858                 42,656
                                                              ------------           ------------
           Net cash provided by operating activities......       1,088,217              4,383,478

INVESTING ACTIVITIES:
    Acquisition of Thomas Kemper Soda Company ............        (575,802)                    --
    Acquisitions of fixed assets .........................      (6,080,883)           (11,787,024)
    Proceeds from sales of fixed assets ..................         557,505                  9,453
    Purchases of investments .............................     (11,662,522)           (25,423,804)
    Sales and redemptions of investments .................      18,225,114             27,030,442
                                                              ------------           ------------
           Net cash provided by (used in) investing
             activities ..................................         463,412            (10,170,933)

FINANCING ACTIVITIES:
    Proceeds from the sale of common stock ...............          20,693                     --
    Principal payments on Thomas Kemper Soda
       long-term debt ....................................        (186,240)                    --
    Principal payments on Thomas Kemper Soda
       capital leases ....................................        (196,149)                    --
    Repayments to related parties ........................        (138,148)            (4,689,866)
                                                              ------------           ------------
           Net cash used in financing activities .........        (499,844)            (4,689,866)
                                                              ------------           ------------

Increase (decrease) in cash and cash equivalents .........       1,051,785            (10,477,321)
Cash and cash equivalents at beginning of period .........         300,487             12,503,850
                                                              ------------           ------------

Cash and cash equivalents at end of period ...............    $  1,352,272           $  2,026,529
                                                              ============           ============


        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION:

        Pyramid Breweries Inc. (the "Company"), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and premium sodas, under the brand names: "Pyramid" and "Thomas Kemper." The products are sold primarily in Washington, Oregon and Northern California. The Company's craft beers were distributed in 36 states at September 30, 1997.

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

        Certain prior period balances have been reclassified to conform to the current period presentation.

2. INVENTORIES:


                                  SEPTEMBER 30,     DECEMBER 31,
                                      1997              1996
                                  -------------     ------------
              Raw materials.....   $  783,635         $552,687
              Finished goods....      658,278          367,565
                                   ----------         --------
                                   $1,441,913         $920,252
                                   ==========         ========

        Raw materials primarily include ingredients, flavorings and packaging materials, as well as beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

3. FIXED ASSETS:


                                          SEPTEMBER 30,   DECEMBER 31,
                                              1997            1996
                                          -------------   -------------
              Land......................   $        --     $    26,000
              Building..................         9,243         274,384
              Brewery equipment.........    18,413,438      10,274,601
              Retail equipment..........     1,054,610         493,888
              Furniture and fixtures....       639,957         451,214
              Leasehold improvements ...    14,040,966       2,815,547
              Construction in progress..            --      16,085,925
                                           -----------     -----------
                                            34,158,214      30,421,559
              Less accumulated
                depreciation............    (3,854,612)     (2,497,263)
                                           -----------     -----------
                                           $30,303,602     $27,924,296
                                           ===========     ===========

        At September 30, 1997 and December 31, 1996, accounts payable included approximately $56,000 and $2,356,000, respectively, for the acquisition of fixed assets.


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

6. SUBSEQUENT EVENT:

        On October 29, 1997, management announced a restructuring of marketing and brewery operations. The restructuring will include a refocus of marketing resources on Western and Southwestern markets and the closure of the Kalama, Washington plant. Although this marketing decision could result in a reduction in sales volume in other markets, the Company expects to gain increased operating efficiencies as it redistributes Kalama production between the Seattle and Berkeley breweries. The closure of the Kalama plant will reduce total brewing capacity to 172,000 barrels.

        The Company expects to take a one-time charge against earnings of approximately $1.6 million in the fourth quarter ending December 31, 1997 for write-offs related to the disposal of fixed assets, severance payments and other plant closure costs. The restructuring of marketing and brewery operations is expected to reduce current fixed costs and SG&A expenses by approximately $1.0 million per year commencing in 1998.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                            -----------------------------------------------
                                                          % OF                      % OF
                                               1997     NET SALES       1996      NET SALES
                                           ------------------------------------------------
Gross Sales                                $ 8,466,411              $ 7,172,565
Less Excise Taxes                              577,164                  510,150
                                           -----------              -----------
Net Sales                                    7,889,247     100.0%      6,662,415   100.0%
Cost of Sales                                5,946,202      75.4%      4,031,153    60.5%
                                           ------------------------------------------------
   Gross Margin                              1,943,045      24.6%      2,631,262    39.5%
Selling, General and Administrative
  Expenses                                   2,085,668      26.4%      1,648,604    24.8%
                                           ------------------------------------------------
Operating (Loss) Income                       (142,623)     -1.8%        982,658    14.7%
Other (Expense) Income                        (121,226)     -1.5%        310,632     4.7%
                                           ------------------------------------------------
(Loss) Income Before Income Taxes             (263,849)     -3.3%      1,293,290    19.4%
(Benefit) Provision for Income Taxes           (43,253)     -0.5%        362,499     5.4%
                                           ------------------------------------------------
Net (Loss) Income                          $  (220,596)     -2.8%    $   930,791    14.0%
                                           ================================================

Net (Loss) Income Per Share                $     (0.03)              $      0.11
                                           ===========               ===========

Weighted Average Common Shares Outstanding   8,206,147                 8,200,000
                                             =========                 =========

Beer Barrels Shipped                            34,300                    35,700
                                                ======                    ======



                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------------------
                                                           % OF                     % OF
                                               1997      NET SALES      1996      NET SALES
                                           ------------------------------------------------
Gross Sales                                $23,113,912              $20,646,220
Less Excise Taxes                            1,595,059                1,624,219
                                           -----------              -----------
Net Sales                                   21,518,853     100.0%    19,022,001    100.0%
Cost of Sales                               15,947,578      74.1%    11,411,917     60.0%
                                           ------------------------------------------------
   Gross Margin                              5,571,275      25.9%     7,610,084     40.0%
Selling, General and Administrative
  Expenses                                   6,287,467      29.2%     4,618,920     24.3%
                                           ------------------------------------------------
Operating (Loss) Income                       (716,192)     -3.3%     2,991,164     15.7%
Other Income, net                                9,809       0.0%       787,052      4.2%
                                           ------------------------------------------------
(Loss) Income Before Income Taxes             (706,383)     -3.3%     3,778,216     19.9%
(Benefit) Provision for Income Taxes          (191,935)     -0.9%     1,102,881      5.8%
                                           ------------------------------------------------
Net (Loss) Income                          $  (514,448)     -2.4%   $ 2,675,335     14.1%
                                           ================================================

Net (Loss) Income Per Share                $     (0.06)             $      0.32
                                           ===========              ===========

Weighted Average Common Shares Outstanding   8,206,221                8,200,000
                                             =========                =========

Beer Barrels Shipped                            95,800                  101,800
                                                ======                  =======

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

        Gross Sales. Gross sales increased by 18.1% to $8.5 million for the third quarter ended September 30, 1997 from $7.2 million in the same quarter of the prior year. The increase resulted primarily from sales of Thomas Kemper Soda of $1.0 million, acquired in March of 1997 and an 54.5% increase in retail sales from $1.1 million to $1.7 million, due to the opening of the Berkeley Alehouse in February of 1997. Gross wholesale craft beer sales decreased 5.0% to $5.7 million for the third quarter of 1997 from $6.0 million in the same quarter of the prior year due to a 3.9% volume decrease and an increase in the proportion of draft beer sales. The product mix shifted to a higher percentage of draft sales (35.1% for the quarter ended September 30, 1997 versus 31.3% for the same quarter of the prior year) which resulted in lower sales dollars per barrel sold.

        Excise Taxes. Excise taxes decreased to 7.3% of net sales for the third quarter ended September 30, 1997 from 7.7% of net sales in the same quarter of the prior year. The decrease in excise taxes as a percentage of net sales was due primarily to an underestimate of the small brewers federal excise tax credit during the third quarter of the prior year.

        Gross Margin. Gross margin decreased to $1.9 million for the third quarter ended September 30, 1997 from $2.6 million in the same quarter of the prior year. Gross margin as a percentage of net sales declined to 24.6% for the third quarter ended September 30, 1997 from 39.5% for the same quarter of the prior year. This decrease as a percentage of net sales was due to higher fixed and semi-fixed costs, including increases in depreciation, increased package design costs, increased freight costs incurred servicing more distant markets and the lower gross margin associated with the increase in sales from retail operations (primarily sales of beer, food and branded merchandise at the Company's Alehouses). Changes in the cost of raw materials and packaging did not, in the aggregate, have a significant impact on gross margin during either period.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2.1 million, or 26.4% of net sales, for the third quarter ended September 30, 1997 from $1.6 million, or 24.8% of net sales, for the same quarter of the prior year. This increase was due primarily to the planned increase in selling and promotional expenditures attributable to the geographic expansion of beer sales territories. The Company's sales and marketing staff increased from 28 to 41 employees and it distributed its craft beers in 36 states as of September 30, 1997, up from 27 states at September 30, 1996. Management believes that sales and promotional expenses in its core markets are necessary investments for the future of the Company.

        Other (Expense) Income. The Company incurred other expense of $121,226 for the third quarter ended September 30, 1997 as compared to other income of $310,632 reported for the third quarter of the prior year. The decrease in other income was due primarily to a decrease in interest income earned, net of bond premium amortization, from investing the net proceeds of the initial public stock offering, which proceeds were primarily used to finance construction of the Company's Berkeley Brewery and Alehouse and upgrades to the Seattle Brewery.

        Net (Loss) Income. The Company reported a net loss for the quarter ended September 30,1997 of $220,596 as compared to net income of $930,791 reported for the third quarter of the prior year. The net loss was primarily the result of a decrease in gross margin and an increase in selling, general and administrative expenses.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

        Gross Sales. Gross sales increased by 12.1% to $23.1 million for the nine month period ended September 30, 1997 from $20.6 million in the same nine month period of the prior year. Sales increased due to sales of Thomas Kemper Soda of $2.2 million, acquired in March of 1997 and a 58.1% increase in retail sales from $3.1 million to $4.9 million due to the opening of the Berkeley Alehouse in February of 1997. Gross wholesale craft beer sales decreased 8.5% to $16.1 million from $17.6 million in the same nine month period of the prior year due to a 5.9% volume decrease and an increase in the proportion of draft beer sales. The product mix shifted to a higher percentage of draft sales (36.9% as of September 30, 1997 versus 31.8% as of September 30, 1996) which resulted in lower sales dollars per barrel sold.

        Excise Taxes. Excise taxes decreased to 7.4% of net sales for the nine month period ended September 30, 1997 from 8.5% of net sales for the same nine month period of the prior year. The decrease in excise taxes as a percentage of net sales was due primarily to an underestimate of the small brewers federal excise tax credit during the same period of the prior year.

        Gross Margin. Gross margin decreased to $5.6 million for the nine month period ended September 30, 1997 from $7.6 million for the same nine month period of the prior year. Gross margin as a percentage of net sales declined to 25.9% for the nine month period ended September 30, 1997 from 40.0% for the same nine month period of the prior year. This decrease as a percentage of net sales was due to higher fixed and semi-fixed costs, including increases in depreciation, increased package design costs, increased freight costs incurred servicing more distant markets and the lower gross margin associated with the increase in sales from retail operations (primarily sales of beer, food and branded merchandise at the Company's Alehouses). Changes in the cost of raw materials and packaging did not, in the aggregate, have a significant impact on gross margin during either period.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.3 million, or 29.2% of net sales, for the nine month period ended September 30, 1997 from $4.6 million, or 24.3% of net sales, from the same nine month period of the prior year. This increase was due primarily to the planned increase in selling and promotional expenditures attributable to the geographic expansion of beer sales.

        Other Income. Other income decreased to $9,809 for the nine month period ended September 30,1997 from $787,052 for the same nine month period of the prior year. The decrease in other income was due primarily to a decrease in interest income earned, net of bond premium amortization, from investing the net proceeds of the initial public stock offering, which proceeds primarily were used to finance construction of the Company's Berkeley Brewery and Alehouse, upgrades to the Seattle Brewery and repayment of debt.

        Net (Loss) Income. The net loss for the nine month period ended September 30, 1997 was $514,448 as compared to net income of $2.7 million reported for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the nine month period ended September 30, 1997 was $1.1 million compared to a $4.4 million for the same nine month period of the prior year. This decrease was due in part to the net loss of $514,448 incurred for the nine month period ended September 30, 1997 versus the net income of $2.7 million for the same nine month period of the prior year, increased levels of inventory and changes in other operating assets and liabilities.

        At September 30, 1997, the Company had working capital of $7.3 million compared to $10.6 million at December 31, 1996.

        Net cash provided by investing activities in the period ended September 30, 1997 was $463,412 compared to net cash used in investing activities of $10.2 million for the same period of the prior year. The cash provided by investing activities was primarily the redemptions and sales of investments. The cash used in investing activities in 1996 was primarily applied to the construction of the Berkeley Brewery and Alehouse and expansion of the Seattle Brewery.

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

        Future capital requirements will vary depending primarily on the extent of improvements necessary for current operating facilities. Capital expenditures through September 30, 1997 were approximately 4.7 million, which includes final payments on the Berkeley Brewery and Alehouse, the purchase of the Thomas Kemper Soda Company and the continued upgrading of brewery equipment and facilities in the Company's existing breweries. While there can be no assurance that current expectations will be realized and plans are subject to change, the Company believes that the existing cash and investments together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs.

        The Company's future cash requirements and cash flow expectations are closely related to its growth. The Company generally expects to meet future financing needs through cash flow from operations and, to the extent required and available, additional bank borrowings, industrial development bonds and offerings of debt or equity securities.

SUBSEQUENT EVENT

        On October 29, 1997, management announced a restructuring of the Company's marketing and brewery operations. The restructuring will include a refocus of marketing resources on Western and Southwestern markets and the closure of the Kalama, Washington plant. Although this marketing decision could result in a reduction in sales volume in other markets, the Company expects to gain increased operating efficiencies as it redistributes Kalama production between the Seattle and Berkeley breweries. The closure of the Kalama plant will reduce total brewing capacity to 172,000 barrels.

        The Company expects to take a one-time charge against earnings of approximately $1.6 million in the fourth quarter ending December 31, 1997 for write-offs related to the disposal of fixed assets, severance payments and other plant closure costs. The restructuring of marketing and brewery operations is expected to reduce current fixed costs and SG&A expenses by approximately $1.0 million per year commencing in 1998.

ADOPTION OF ACCOUNTING STANDARDS

        In February 1997, the Financial Standards Board issued Statement No. 128, "Earnings Per Share," (EPS) which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per share. Company's will now report basic EPS and diluted EPS in place of primary and fully diluted EPS, which were previously reported. The impact of Statement 128 is not expected to be material.

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

27      Financial Data Schedule

(B)     REPORTS ON FORM 8-K

        None filed during the quarter ended SEPTEMBER 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 12, 1997.

                                        PYRAMID BREWERIES INC.

                                        By: /s/  Richard Denmark
                                            -----------------------------------
                                            Richard Denmark
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

DATE:  November 12, 1997

                                  EXHIBIT INDEX


 EXHIBIT
   NO.               DESCRIPTION
   ---               -----------
   27           Financial Data Schedule