Form 10-K405
period 1997-12-31
PYRAMID BREWERIES INC
filed 1998-03-27
CIK 1001917

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                          COMMON STOCK $.01 PAR VALUE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant at March 5, 1998, was $15,570,006.

  The number of shares outstanding of the registrant's common stock as of March 5, 1998, was 8,209,862.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             PYRAMID BREWERIES INC.

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                           PAGE
                                                                           ----
 PART I
 Item 1.  Business......................................................     1
 Item 2.  Properties....................................................     4
 Item 3.  Legal Proceedings.............................................     5
 Item 4.  Submission of Matters to a Vote of Security Holders...........     5
 Item 4A. Executive Officers of the Registrant..........................     5
 PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................     7
 Item 6.  Selected Financial Data.......................................     8
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and
           Results of Operations........................................     9
 Item 8.  Financial Statements..........................................    15
 Item 9.  Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................    15
 PART III
 Item 10. Directors and Executive Officers of the Registrant............    16
 Item 11. Executive Compensation........................................    16
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    16
 Item 13. Certain Relationships and Related Transactions................    16
 PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................    16

                                    PART I

ITEM 1 -- BUSINESS

  Pyramid Breweries Inc. (the Company) is one of the leading brewers of fresh, flavorful specialty beers, generally known as craft beers. The Company also produces a line of hand-crafted sodas and operates restaurants adjacent to its two breweries, under the Pyramid Alehouse brand name. The Company has been a leading innovator in the craft brewing renaissance, producing and marketing more than twenty ales and lagers under the Pyramid and Thomas Kemper brands. The Company's two breweries, one in Seattle, Washington (Seattle Brewery) and one in Berkeley, California (Berkeley Brewery), had an estimated total annual production capacity of 172,000 barrels as of the end of 1997. The Berkeley Brewery was completed in March 1997 with an initial estimated annual production capacity of 80,000 barrels, and a maximum design capacity in excess of 200,000 barrels. In March 1997, Pyramid added root beer and other premium sodas to its business when it acquired the assets of the Thomas Kemper Soda Company.

  The Company's breweries and restaurants were developed in accordance with its strategy of operating breweries in selected metropolitan areas serving regional markets. The breweries produce high quality, full-flavored beers in small batches using traditional brewing methods. The Company believes that the breweries and adjacent alehouses provide increased consumer awareness and loyalty for the Company's brands by increasing opportunities for sampling and local product promotion.

  Craft beers are a small segment of the estimated $50 billion dollar brewing industry. The Institute for Brewing Studies estimates that sales of craft beers grew by between three and five percent in 1997 and accounted for approximately 2.9% of the total 190 million barrels of beer shipped by domestic brewers that year. Craft beers are distinguishable from mass-produced beers by their wide range of fuller flavors and adherence to traditional European styles and ingredients.

  The Company has been an innovator in the successful revival of traditional wheat beers which has been one of the fastest growing segments in the craft brewing industry. The Company has also successfully introduced fruit flavored beers to complement its more traditional ales and lagers. Pyramid Hefeweizen, Pyramid Apricot Ale and Pyramid Pale Ale (including Pyramid DPA, the nitrogenated draft version of Pale Ale) continue to be the Company's best selling ales. Under the Thomas Kemper brand, the Company brews authentic German styles and also several adventurous styles popularized in other European countries. Thomas Kemper Weizenberry and Thomas Kemper Hefeweizen are currently the Company's two best selling lagers. On March 7, 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of the Thomas Kemper Soda Company. This acquisition supplemented the Company's line of craft beers with Thomas Kemper Soda's premium soft drinks including root beer and cream soda. The Company has since added an orange cream soda and a black cherry soda to the Thomas Kemper Soda product line.

  Craft beers generally sell for retail prices ranging from $4.99 to $7.49 per six pack; although retail prices are set independently by distributors and retailers. The Company's retail prices are usually at the high end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass-produced domestic beers. This price premium results in higher profit margins which motivate distributors and retailers to offer and promote craft beers. The Company's craft beers are sold primarily in Washington, Oregon and California, which accounted for approximately 84% of the Company's 1997 beer sales. The Company's alehouse and soda operations contributed 23% and 11% of net sales in 1997, respectively.

BUSINESS STRATEGY

  The Company's strategy has been to develop a network of company-owned and operated breweries producing and marketing a wide selection of high quality, full-flavored ales, lagers and sodas for regional markets. Adverse market conditions (see "Competition"), have caused the Company to redirect its development efforts and refocus resources on its main West Coast markets serviced by its existing breweries. Any additions to the network in the foreseeable future are more likely to result from acquisition of existing breweries. As market conditions improve, the Company intends to continue its development efforts by: (i) expansion in selected metropolitan areas by developing or acquiring additional breweries, (ii) producing a wide selection of craft beers under multiple brands, (iii) maintaining quality control of its beers by producing its beers in Company-operated breweries, (iv) promoting its products primarily through consumer sampling and education combined with targeted advertising, (v) distributing its beers through an independent network of wholesale distributors, and
(vi) in appropriate locations, operating restaurants adjacent to the breweries to provide sampling for the full range of the Company's beverage products.

 Expansion through Regional Breweries

  The Company is developing a network of breweries in highly visible locations within selected metropolitan areas. The Company may develop or acquire and operate additional breweries, and in appropriate locations, restaurants as demand for its craft beer grows. However, given current overcrowded market conditions, there are no immediate plans to develop additional breweries at this time and the Company has chosen to focus on the markets contiguous to its existing breweries. The Company's breweries and restaurants are focal points for marketing, creating brand awareness and generating sampling opportunities for the Company's products. The proximity of the Company's breweries to their markets also optimizes product freshness, reduces freight costs and minimizes the inventory of kegs required to service draft accounts.

 Wide Selection of Craft Beers under Multiple Brands

  The Company produces a wide range of craft beers to appeal to a variety of discerning consumer tastes. The Company currently markets its products under two brands, Pyramid and Thomas Kemper. The Company is primarily focused on the Pyramid brand as it expands its markets. The Pyramid brand accounted for 83% of the Company's beer sales in 1997. The Company will also seek opportunities to develop or acquire other distinctive regional brands, similar to its existing Thomas Kemper brand, which may be unique to their local markets. The multiple brand strategy, coupled with a wide range of styles, enables the Company to obtain better market penetration through greater shelf space in bottled beer retail stores and additional tap handles in draft beer outlets.

 Production in Company Operated Breweries

  The Company brews all of its beers in company-operated breweries providing direct control of the entire production process from purchase of ingredients to packaging and shipment. The Company believes this direct control provides strategic advantages over competitors who contract production of their products to other breweries. The advantages of control over the production process include greater flexibility to innovate and cost effectively switch production of styles and packaging, greater control of product quality and freshness, better control over production costs and minimal risk that brewing capacity may be diverted to the products of other companies at short notice.

 Promotion Based on Local Awareness and Product Sampling

  The Company uses its breweries and restaurants to build brand awareness and generate opportunities for sampling of the Company's products at their freshest. The Company's sales strategy emphasizes sales to the draft market to further provide sampling and awareness. Experience in the craft beer industry indicates that the local status of a brand is an important success factor.

  The Company's breweries and restaurants are extensively used to entertain the beer trade and build relationships with distributors. The breweries and their highly knowledgeable staffs are an important source of education and training for the employees of the Company's distributors and retailers.

  To further increase brand awareness and provide product sampling opportunities, the Company uses event marketing, sponsorships, beer festivals and targeted charitable donations of its products. The Company has an award-winning Web site and an active public relations program. The Company also uses general media advertising targeted to certain markets and it also advertises in craft beer publications.

 Independent Distribution Network

  The Company distributes its products through a network of selected independent distributors rather than align itself with the distribution system of a single larger brewer. This approach allows the Company to select distributors in each market which it believes will focus the greatest attention on its products and best promote its high quality craft beers and sodas. Additionally, the ability to change distribution arrangements for performance related issues is an important advantage. During 1997, the Company distributed its products in a total of 37 states, but expects this number to reduce in 1998 given the Company's recent decision to refocus marketing resources on its Western and Southwestern markets.

 Restaurant Operations

  The Company operates restaurants adjacent to its Seattle and Berkeley breweries. The two restaurants, which are operated under the Pyramid Alehouse brand name, provide opportunities for product sampling and increase brand awareness. The restaurants contributed sales of $6.4 million in 1997, representing approximately 23% of total net sales. The restaurants have a total of over 500 seats plus outdoor eating areas and are situated in highly visible, high traffic locations. The Pyramid Alehouse in Seattle is close to the Kingdome, currently home to the Seattle Seahawks football team and the Seattle Mariners baseball team. A new Mariners' stadium, scheduled to open in 1999, is currently under construction immediately opposite the Pyramid Alehouse entrance and a new outdoor football stadium and exhibition center is scheduled to be constructed on the site of the existing Kingdome. The Pyramid Alehouse in Berkeley is situated on one of the main arterials through the city and only seven blocks from Interstate 80. The Berkeley Outdoor Cinema has been established in the Alehouse parking lot. The Alehouses had approximately 500,000 guest visits during 1997; guest purchases approximated $2.2 million of the Company's beers and sodas and more than $200,000 in branded clothing and other merchandise.

PRODUCTS

  The Company produces over 20 authentic, full-flavored, European beer styles using traditional ingredients and brewing methods. Seven of these styles are available on a seasonal basis, and others are available only in certain geographical areas in accordance with the Company's regional marketing strategy. Each unique beer style is brewed with malted barley and wheat grains, hops and, where appropriate, natural fruit extracts and spices. The Company avoids the use of less expensive ingredients in the belief that quality is supremely important to success in the craft beer segment. A similar philosophy is adopted with regard to the Company's soda products. Each batch of soda is made from high quality ingredients rather than from adding water to mass produced syrups. The sodas are characterized by much more pronounced flavors. The Company's beverages are not pasteurized and are distributed only in bottles and kegs.

COMPETITION

  Competition within the craft beer and soda markets is based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. The number of competitors has increased dramatically in the past two years. Statistics from the Institute of Brewing Studies indicate there were more than 1,300 craft brewers in the United States at the end of 1997. Approximately two thirds of these brewers are brewpubs which sell all of their production at retail on the brewery premises. The remaining brewers market their products through similar channels to those utilized by the Company and, although many have limited geographic distribution, the result is significantly increased competition in all markets.

  The Company's past sales growth has been achieved predominantly through increasing penetration in Washington, Oregon and California, which the Company believes comprise one of the largest and most competitive craft beer markets in the United States in terms of the number of specialty breweries and heightened consumer awareness of craft beer. As this market has matured, the Company has experienced intensified competition, increased seasonality and aggressive price promotions. These market conditions will continue to adversely affect the Company's operating margins.

  As the Company has expanded its distribution network outside Washington, Oregon and California, and as other craft brewers have expanded their distribution to these markets, the Company has encountered and will continue to encounter increasing competition from other craft brewers. Although certain of these competitors distribute their products nationally and may have greater sales and financial resources than the Company, the Company believes that being a local supplier of high quality, traditionally brewed ales and lagers will differentiate the Company's products and allow it to obtain good market share in those markets adjacent to its breweries.

  The Company also competes against producers of imported specialty beers. Although imported beers currently account for a much greater share of the U.S. beer market than craft beers, the Company believes that craft brewers possess significant competitive advantages over specialty beer imports, including lower transportation costs, no importation duties, proximity to and familiarity with local consumers, a higher degree of product freshness and eligibility for lower federal excise taxes.

  In response to the rapid growth of the craft beer segment, all of the national domestic brewers have introduced full-flavored beers. The Company expects that certain of the national brewers, with their greater financial resources, access to raw materials and their influence over their established national distribution networks, will seek further participation in the continuing growth of the craft beer segment by the introduction of more full-flavored beers and through investments in, or the formation of distribution alliances with, craft brewers. The increasing participation of the national brewers will likely increase competition for market share and increase price competition within the craft beer segment. The Company believes that the national brewers' participation may also increase consumer education and awareness of craft beers, and thus serve to further expand the existing market. The Company is aware that certain national brewing companies are using their considerable influence over their independent distributors to induce them to exclude competing products from their portfolios. This has the effect of reducing the distribution options for the Company's products. While such actions have not at this time denied access to any market for the Company's products, there can be no guarantee that this will not happen in the future.

ITEM 2 -- PROPERTIES

  The Company currently owns and operates two breweries; one in Berkeley, California, and one in Seattle, Washington. In November 1997, the Company closed its Kalama, Washington brewery and redistributed production between its Seattle and Berkeley breweries. The estimated total annual capacity of the two breweries was 172,000 barrels at the end of 1997, based on current product mix.

 The Berkeley Brewery

  Completed and opened in February 1997, the Berkeley Brewery and its adjacent Pyramid Alehouse are housed in a leased building of approximately 122,000 square feet. The brewery had an estimated production capacity of 80,000 barrels at the end of 1997, with a designed maximum potential capacity in excess of 200,000 barrels which can be achieved by adding fermentation capacity. The Pyramid Alehouse has seating for 260 plus an outdoor seating area. The building was leased commencing November 1995 for a 15-year term, with options to extend the lease term for two five year periods. The Company also has the option to add an additional 29,000 square feet of adjacent space and the option to purchase the entire building during the lease term.

 The Seattle Brewery

  In March, 1995, the Company completed the Seattle Brewery, Alehouse and corporate offices near downtown Seattle. This brewery and 250 seat restaurant, operated as the Pyramid Alehouse, consists of approximately 25,000 square feet of leased building area. The Seattle Brewery had an initial annual production capacity of approximately 40,000 barrels. The brewery has been expanded and was reconfigured to an estimated production capacity of 92,000 barrels during 1996. The Seattle Brewery lease expires in 2004, with options to extend the lease term for three five-year periods. The Company has also leased approximately 12,000 square feet of warehouse space adjacent to the Seattle Brewery for a period of seven years, also expiring in 2004, and has options to extend the lease term for three additional five-year periods.

ITEM 3 -- LEGAL PROCEEDINGS

  In June 1996, the Company, certain of its directors, former directors and officers, were named as defendants in a securities class action lawsuit, Steckman v. Hart Brewing Inc., et al., Case No. 961077, U.S. District Court, Southern District of California. The lawsuit alleged that the prospectus for the Company's December 1995 initial public offering failed to disclose certain material information. In December 1996, the court entered an order and judgment dismissing this lawsuit. This dismissal was appealed. The Company's insurance carrier, Genesis Indemnity and Insurance Co., has agreed to indemnify and defend the Company and each of the named defendants, (other than the underwriter) from the claims raised in the above lawsuit or similar lawsuits.

  The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's annual meeting is scheduled for 10 a.m. on May 21, 1998 at the Hyatt Regency Bellevue at Bellevue Place, 900 Bellevue Way NE, Bellevue, Washington 98004. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

  The name, age and position of each person who is an officer of the Company is as follows:

     NAME             AGE                             POSITION
     ----             ---                             --------
     George Hancock   53  Chief Executive Officer, Chairman of the Board
     John Stoddard    38  Chief Operating Officer, President
     Richard Denmark  53  Chief Financial Officer, Vice President -- Finance and Secretary
     Eddie Black      43  Vice President -- Sales and Marketing
     George Arnold    46  Vice President -- Brewery Operations
     Anne Doherty     45  Vice President -- Retail Operations

  George Hancock has served as Chief Executive Officer since May 1992, as President from July 1995 until December 1996 and as Chairman of the Board since January 1997. He previously acted as Chairman of the Board of the Company from July 1989 until July 1995 and has been a director since 1989. He was President of Penknife Computing, Inc., a computer software company, from 1988 to May 1992. Mr. Hancock was previously employed by the international professional services firm of Coopers & Lybrand, where he was primarily responsible for management consulting projects. Mr. Hancock was also the founder of two startup software companies in England and the United States. He was awarded a Masters Degree in Business Administration by Cranfield Institute of Technology, England in 1981. He qualified as an accountant in England in 1967.

  John Stoddard served as Chairman of the Board from July 1995 until January 1997 and has been a director of the Company since 1989. In January 1997, he became Chief Operating Officer and President. Mr. Stoddard is primarily responsible for brewery operations, sales and construction of new breweries for the Company. Mr. Stoddard owned and operated a winery, Paul Thomas Wines, Ltd. from July 1989 until the sale of the business to Associated Vintners in 1994. Mr. Stoddard has substantial experience in real estate development and construction. He was employed by Northwest Building Corporation, a company primarily in real estate investment, development, and management, as its Director of Construction from 1982 to 1989.

  Richard Denmark was appointed as Chief Financial Officer, Vice President -- Finance and Secretary in September 1997. Mr. Denmark is responsible for all finance and administration, including strategic planning, investments and acquisitions, risk management and investor relations. Mr. Denmark has an extensive management and financial background. He most recently served as a Director, Executive Vice President and Chief Financial Officer for Ocean Beauty Seafoods Inc., an international seafood processor and distributor, with 21 sales and production facilities in 11 states, Japan and Thailand. Prior to joining Ocean Beauty, Mr. Denmark held various executive positions during an 18-year career with Bank of America and was responsible for corporate and international lending operations. Mr. Denmark earned a Masters Degree in Business Administration from the University of California at Berkeley.

  Edward Black was appointed as Vice President -- Sales and Marketing in November 1997. Mr. Black has an extensive background in all aspects of the alcohol and non-alcohol beverage industry. Most recently he held the position of Vice President of sales for Tazo LLC in Portland, Oregon. Prior to his tenure at Tazo, Mr. Black spent nine years as Director of National Retail sales for the Heileman/Stroh Brewing company. He was instrumental in the success of the Henry Weinhard's brand and played a major role in the development and successful launch of Henry Weinhard's soda line. He has also held management positions with Barton Brands, importers of Corona beer and All Brand Importers, formerly importers of Dos Equis, Fosters and Moosehead beers. In addition to his extensive supplier experience, he has considerable experience in both wholesale as General Manager of a full service beer and wine distributor and retail as Store Director of a supermarket.

  George Arnold has served as Vice President -- Brewery Operations since September 1996. He joined the Company in November 1995 as project manager for brewery operations at the Berkeley Brewery. Mr. Arnold came to the Company with 21 years of brewing experience, holding various operations and management positions with the G. Heileman Brewing Company (USA) and the Swan Brewery (Australia). Mr. Arnold has extensive brewing experience including new plant layout, installation and commissioning, brewing data management, quality control, efficiency and loss control and product development. Mr. Arnold earned a B.A. degree from the University of Wisconsin -- La Crosse, a Diploma in Brewing from the Siebel Institute of Technology and a Masters of Brewing Science degree from the University of Birmingham, England.

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

  The following table sets forth the high and low sales prices of Pyramid Breweries Inc.'s Common Stock for the years ended December 31, 1996 and 1997.

                                                                    HIGH   LOW
                                                                    ----- -----
     Calendar Quarters -- 1996
       First Quarter............................................... 17.50 10.25
       Second Quarter.............................................. 15.00 10.25
       Third Quarter............................................... 10.75  6.25
       Fourth Quarter..............................................  6.63  3.50
     Calendar Quarters -- 1997
       First Quarter...............................................  4.75  3.50
       Second Quarter..............................................  3.88  3.00
       Third Quarter...............................................  3.56  2.63
       Fourth Quarter..............................................  3.38  2.50

  On March 5, 1998, the Company had 314 stockholders of record. The last reported sale price per share on March 5, 1998, was $3.13. The Company had no sales of unregistered securities during 1997.

                                DIVIDEND POLICY

  The Company intends to retain all earnings to finance the development and expansion of its business and does not expect to pay cash dividends on its Common Stock in the foreseeable future. Any future declaration of dividends will depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's Board of Directors may in its discretion consider relevant. In addition, the Company is required to maintain a minimum tangible net worth under the Line of Credit, which may restrict the Company's ability to pay dividends. Except for S corporation distributions declared prior to the Company's initial public offering, the Company has not declared or paid cash dividends.

                     SELECTED FINANCIAL AND OPERATING DATA

ITEM 6 -- SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Company's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected income statement and balance sheet data for, and as of the years ended December 31, 1997, 1996, 1995 and 1994 are derived from the financial statements of the Company, which were audited by Arthur Andersen LLP, independent public accountants. The selected income statement and balance sheet data for, and as of the year ended December 31, 1993 are derived from the financial statements of the Company, which were audited by the Company's predecessor auditors.

                            SELECTED FINANCIAL DATA
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

                                            YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                      1997     1996     1995     1994     1993
                                     -------  -------  -------  -------  ------
INCOME STATEMENT DATA:
Gross sales........................  $29,447  $25,913  $25,321  $13,509  $6,964
Less excise taxes..................    1,971    1,954    1,902      866     427
                                     -------  -------  -------  -------  ------
Net sales..........................   27,476   23,959   23,419   12,643   6,537
Cost of sales......................   20,861   14,930   13,369    7,025   3,993
                                     -------  -------  -------  -------  ------
Gross margin.......................    6,615    9,029   10,050    5,618   2,544
Selling, general and administrative
 expenses..........................    8,320    6,221    4,085    2,722   1,271
Restructuring charge...............    1,600      --       --       --      --
                                     -------  -------  -------  -------  ------
Operating (loss) income............   (3,305)   2,808    5,965    2,896   1,273
Other (expense) income, net........      (70)     934     (179)     489     (11)
                                     -------  -------  -------  -------  ------
Income (loss) before income taxes..   (3,375)   3,742    5,786    3,385   1,262
Benefit (provision) for income
 taxes.............................    1,232   (1,050)    (471)     --       23
                                     -------  -------  -------  -------  ------
Net (loss) income..................  $(2,143) $ 2,692  $ 5,315  $ 3,385  $1,285
                                     =======  =======  =======  =======  ======
Basic and diluted net (loss) income
 per share.........................  $ (0.26) $  0.33  $   --   $   --   $  --
                                     =======  =======  =======  =======  ======
Weighted average shares
 outstanding.......................    8,206    8,200      --       --      --
                                     =======  =======  =======  =======  ======
Pro forma data: (unaudited)
  Income before income taxes, as
   reported........................  $   --   $   --   $ 5,786  $ 3,385  $1,262
  Pro forma income tax provision...      --       --    (2,019)  (1,181)   (439)
                                     -------  -------  -------  -------  ------
  Pro forma net income.............  $   --   $   --   $ 3,767  $ 2,204  $  823
                                     =======  =======  =======  =======  ======
  Pro forma net income per share...  $   --   $   --   $  0.55  $  0.34  $ 0.13
                                     =======  =======  =======  =======  ======
  Pro forma shares outstanding.....      --       --     6,823    6,646   6,599
                                     =======  =======  =======  =======  ======
BALANCE SHEET DATA:
  Working capital (deficit)........  $ 6,499  $10,609  $26,106  $  (397) $ (225)
  Fixed assets, net................   28,600   27,924    9,541    5,156   1,691
  Total assets.....................   38,747   43,491   42,982    6,957   2,518
  Long-term debt, net of current
   portion.........................      --       --       --     1,000     142
  Stockholders' equity.............   35,700   37,768   35,243    3,696   1,350
OPERATING DATA (IN BARRELS):
  Beer barrels shipped.............  121,200  128,100  123,100   72,100  40,000
  Production capacity at year-end..  172,000  193,000  170,000   87,000  57,000

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Pyramid Breweries was incorporated in 1984 and is engaged in the brewing and sale of craft beers and sodas and in restaurant operations. The Company currently sells its beverage products primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brand names and operates two restaurants, under the Pyramid Alehouse name, each adjacent to its Seattle, Washington and Berkeley, California breweries. The Company's revenues consist of sales of beer and soda to third-party distributors and retail sales of beer, sodas, food, apparel and other items in its restaurants. For the years ended December 31, 1997 and 1996, approximately 66% and 84%, respectively, of the Company's net sales were sales of beer to third-party distributors. In March of 1997, the company acquired substantially all of the assets and assumed certain liabilities of the Thomas Kemper Soda Company which accounted for 11% of net sales in 1997. Retail sales increased to 23% of total net sales for the full year 1997 primarily as a result of the Pyramid Alehouse at Berkeley, which opened in February 1997.

  The Company's sales volumes and selling prices are affected by several factors such as level of consumer demand in existing markets, sales in new distribution areas, availability of beer distributors in new and existing markets, and competitive factors, including the increase in the number of competing craft beers, new product introductions and promotional pricing. During 1997, management believes that the frequency of price promotions in the craft beer industry increased significantly. Sales in the craft beer industry generally reflect a significant degree of seasonality with the second and third calendar quarters reflecting stronger sales than in the first and fourth calendar quarters.

  The Company's operating results are subject to quarterly fluctuations due to a variety of factors and the Company anticipates that its operating margin will fluctuate and may continue to decline as a result of many factors, including (i) lower sales volumes due to changes in demand and lower selling prices due to increased product availability, (ii) increased depreciation and other fixed and semi-fixed operating costs as a percent of sales during periods when the Company's breweries are producing below capacity, (iii) sales seasonality and competition, (iv) increased raw material or packaging costs,
(v) changes in the sales mix, and (vi) increased freight costs serving more distant markets. Increased selling and promotional costs incurred as the Company protects its business in existing markets and develops its business in new geographic areas, may also cause operating margins and operating income to decrease. Given increased competition and unfavorable market factors, the Company refocused its marketing activities and resources on the Western and Southwestern markets during the fourth quarter of 1997. In addition, the Company's Kalama brewery was closed in late 1997 and production was redistributed between the Company's Seattle and Berkeley breweries to increase operating efficiency. The Company recorded a one-time restructuring charge against earnings of approximately $1.6 million for write-offs related to the disposal of fixed assets, severance payments and other plant closure costs.

  The Company sells its craft beers in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on the Company's draft products are typically higher as a percentage. Changes in the proportion of sales of bottled and draft products therefore will affect the Company's gross margin. For 1997 and 1996, approximately 63% and 67%, respectively, of the Company's sales of craft beers were bottled products.

  The Company operated as an S corporation from January 1, 1993 until December 13, 1995. As a result, the Company's historical earnings from January 1, 1993 to December 13, 1995, were taxed directly to the Company's stockholders at their individual federal and state income tax rates, rather than to the Company. On December 14, 1995, the closing date of the Company's initial public offering, the Company terminated its S corporation status and became taxable as a C corporation for income tax purposes.

  This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, operating margins, expenses and cash needs. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described below. The Company assumes no obligation to update the forward-looking statements for such factors.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

                       SELECTED UNAUDITED OPERATING DATA

                                              YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------------
                                         % OF                   % OF                   % OF
                             1997      NET SALES    1996      NET SALES    1995      NET SALES
                          -----------  --------- -----------  --------- -----------  ---------
Gross sales.............  $29,447,538      --    $25,912,690      --    $25,320,571      --
Less excise taxes.......    1,971,413      --      1,954,011      --      1,901,910      --
                          -----------    -----   -----------    -----   -----------    -----
Net sales...............   27,476,125    100.0    23,958,679    100.0    23,418,661    100.0
Cost of sales...........   20,860,828     75.9    14,930,047     62.3    13,368,644     57.1
                          -----------    -----   -----------    -----   -----------    -----
Gross margin............    6,615,297     24.1     9,028,632     37.7    10,050,017     42.9
Selling, general and
 administrative.........    8,319,881     30.3     6,220,516     26.0     4,084,977     17.4
Restructuring charge....    1,600,000      5.8           --       --            --       --
                          -----------    -----   -----------    -----   -----------    -----
Operating (loss) income.   (3,304,584)   (12.0)    2,808,116     11.7     5,965,040     25.5
Other (expense) income,
 net....................      (70,365)    (0.3)      934,349      3.9      (178,919)    (0.8)
                          -----------    -----   -----------    -----   -----------    -----
Income (loss) before
 income taxes...........   (3,374,949)   (12.3)    3,742,465     15.6     5,786,121     24.7
Benefit (provision) for
 income taxes...........    1,232,000      4.5    (1,050,817)    (4.4)     (470,648)    (2.0)
                          -----------    -----   -----------    -----   -----------    -----
Net (loss) income.......  $(2,142,949)    (7.8)  $ 2,691,648     11.2   $ 5,315,473     22.7
                          ===========    =====   ===========    =====   ===========    =====
Basic and diluted net
 (loss) income per
 share..................  $     (0.26)           $      0.33            $       --
                          ===========            ===========            ===========
Weighted average shares
 outstanding............    8,206,352              8,200,224                    --
                          ===========            ===========            ===========
Pro forma data
 (unaudited):
Income before income
 taxes, as reported.....  $       --             $       --             $ 5,786,121
Pro forma income tax
 provision..............          --                     --              (2,019,356)
                          -----------            -----------            -----------
Pro forma net income....  $       --             $       --             $ 3,766,765
                          ===========            ===========            ===========
Pro forma net income per
 share..................  $       --             $       --             $      0.55
                          ===========            ===========            ===========
Pro forma shares
 outstanding............          --                     --               6,822,979
                          ===========            ===========            ===========
Operating data
 (in barrels):
Beer barrels shipped....      121,200                128,100                123,100
                          ===========            ===========            ===========
Production capacity at
 year-end...............      172,000                193,000                170,000
                          ===========            ===========            ===========

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Gross Sales. Gross sales increased by 13.6% to $29.4 million in the year ended December 31, 1997 from $25.9 million for the 1996 year. The sales increase was primarily the result of the opening of the Berkeley

Alehouse in February 1997 and the acquisition of the Thomas Kemper Soda Company in March 1997. Beer barrels shipped decreased by 5.4% to 121,200 in the year ended December 31, 1997 from 128,100 barrels for the 1996 year. Soda barrel shipments totaled 22,200 for 1997. Wholesale beer sales in Washington and Oregon declined by 9.8% in 1997 compared to 1996; sales in California increased by 15% in 1997 following the opening of the Berkeley Brewery and Alehouse in the first quarter of that year. Sales in Washington, Oregon and California accounted for 84% of the Company's 1997 beer sales.

  Excise Taxes. Excise taxes were 6.7% and 7.5% of gross sales in 1997 and 1996, respectively. Excise taxes were lower as a percentage of gross sales in 1997 due to a slightly lower average federal excise tax rate resulting from lower barrels shipped in 1997 and a greater proportion of retail and soda sales in 1997 which do not bear excise taxes.

  Gross Margin. Gross margin decreased 26.7% to $6.6 million in the 1997 year from $9.0 million in the 1996 year. Gross margin as a percentage of net sales declined to 24.1% in the 1997 year from 37.7% in the 1996 year. The decrease in gross margin was due mainly to increased fixed and semi-fixed costs including depreciation associated with the opening of the Berkeley Brewery, increased freight costs incurred servicing more distant markets and an increase in the proportion of retail sales to total sales. As a percentage of sales, the sales from retail operations, primarily sales of food and merchandise at the Company's restaurants have a lower gross margin percentage than wholesale beer sales. Sales at the on-site restaurants increased to 21.6% of gross sales in 1997 from 14.8% of gross sales in 1996, due mainly to the opening of the Berkeley Alehouse in February 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 33.7% to $8.3 million in the 1997 year from $6.2 million in the 1996 year. As a percentage of net sales, selling, general and administrative expenses increased to 30.3% of net sales in the 1997 year from 26.0% of net sales in the 1996 year. The increase in selling, general and administrative expenses was primarily due to the hiring of additional sales and marketing personnel and the acceleration of promotional activities incurred in connection with the Company's expansion into new markets. During 1997, the total sales and marketing staff peaked at 38 employees then decreased to 31 employees by year end as the Company redirected its marketing efforts.

  Restructuring Charge. In October 1997, the Company announced a restructuring of the Company's marketing and brewery operations, including a refocusing of marketing resources on Western and Southwestern markets and the closure of the Company's Kalama, Washington plant. The Company incurred a one-time charge of $1.6 million in the fourth quarter of 1997 for write-offs related to the disposal of fixed assets, severance payments and other plant closure costs.

  Other (Expense) Income, Net. Other (expense) income, net decreased to an expense of $70,365 in the 1997 year from income of $934,000 in the 1996 year. The decrease was due to losses on the disposal of fixed assets and lower income from the investment of the remaining net proceeds from the public stock offering.

  Net (Loss) Income. The Company incurred a net loss of $2.1 million for the 1997 year compared with net income of $2.7 million in the 1996 year. As a percentage of net sales, net income decreased to (7.8%) for the 1997 year from 11.2% for the 1996 year.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Gross Sales. Gross sales increased by 2.4% to $25.9 million in the year ended December 31, 1996 from $25.3 million for the 1995 year. The increase was primarily the result of a 4.1% increase in barrels shipped to 128,100 barrels in the year ended December 31, 1996 from 123,100 barrels in the prior year. Sales in Washington and Oregon declined by 13.9% in 1996 compared to 1995, and declined by 33.7% in these states during the fourth quarter of 1996 compared to the same quarter of 1995. Sales in Washington and Oregon accounted for 61% of the Company's 1996 beer sales. In addition, the Company experienced an increase in sales of food, beer, apparel and related items due to increased sales at the Seattle Alehouse. Selling prices decreased by 2.3% in 1996 compared to 1995.

  Excise Taxes. Excise taxes were 7.5% of gross sales in both 1996 and 1995. The excise taxes rate remained consistent between 1996 and 1995, due to comparable annual production in excess of 60,000 barrels in both years.

  Gross Margin. Gross margin decreased 10.9% to $9.0 million in the 1996 year from $10.1 million in the 1995 year. Gross margin as a percentage of net sales declined to 37.7% in the 1996 year from 42.9% in the 1995 year. The decrease in gross margin was due to greater raw material costs, increased fixed and semi-fixed costs including depreciation associated with operation of the Seattle Brewery and increased freight costs. As a percentage of sales, the sales from retail operations, primarily sales of food and merchandise at the Company's restaurants have a lower gross margin percentage than wholesale beer sales. Restaurant sales increased to 14.8% of gross sales in 1996 from 13.7% of gross sales in 1995, due primarily to increased sales at the Seattle Alehouse.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 51.2% to $6.2 million in the 1996 year from $4.1 million in the 1995 year. As a percentage of net sales, selling, general and administrative expenses increased to 26.0% of net sales in the 1996 year from 17.4% of net sales in the 1995 year. The increase in selling, general and administrative expenses was primarily due to the hiring of additional sales and marketing personnel and the acceleration of promotional activities incurred in connection the Company's expansion into new markets. At December 31, 1996, the total sales and marketing force was 32 employees, up from 17 at the end of 1995.

  Other Income, Net. Other income, net increased to $934,000 in the year ended December 31, 1996 from a net expense of $179,000 in the prior year. The increase in other income was due to the investment of the net proceeds from the public stock offering, which was partially offset by approximately $250,000 of legal expenses associated with defense of the lawsuits.

  Net Income. Net income decreased by 28.9% to $2.7 million for 1996 year from $3.8 million (on a pro forma basis) in the 1995 year. As a percentage of net sales, net income decreased to 11.2% for the 1996 year from 16.1% for the 1995 year.

LIQUIDITY AND CAPITAL RESOURCES

  On December 13, 1995, the Company, in its initial public offering (the Offering), issued 2,000,000 shares of Common Stock at $19 per share, generating net proceeds of approximately $34.1 million. Prior to the offering, the Company had funded its operations and capital requirements through cash generated from operations, and bank borrowings. Net cash provided by operating activities in 1997, 1996 and 1995 was approximately $0.6 million, $3.6 million and $6.0 million, respectively. Net cash provided by operations was generated primarily by earnings before depreciation and amortization.

  At December 31, 1997, the Company had working capital of $6.5 million compared to $10.6 million at December 31, 1996 and $26.1 million at December 31, 1995. The working capital balance resulted primarily from the net unused proceeds of the Offering.

  Net cash provided by investing activities in 1997 was $4.9 million, resulting from the redemption and sales of investments, less funds used to finance construction of the Berkeley Brewery and Restaurant and acquire the Thomas Kemper Soda Company. Net cash used in investing activities in 1996 and 1995 totaled $11.2 million and $23.6 million, respectively.

  The Company has a $15.0 million line of credit (the Line of Credit) for short-term operating needs. The Line of Credit revolves through April 30, 1999, during which time the required payments are interest only. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 100 basis points. Up to $5 million of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 125 basis points. The terms of the Line of Credit contain certain provisions that require the Company to maintain certain financial ratios and a minimum tangible net worth. There were no outstanding borrowings on the line of credit at December 31, 1997.

  Future capital requirements may vary depending on such factors as real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures in 1998 are expected to be less than 1997 expenditures. Planned projects include installation of the Soda equipment at the Berkeley Brewery, the continued upgrading of brewery equipment and facilities in the Seattle Brewery and the installation of a new computer system. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs during 1998.

  The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash on-hand, cash flow from operations and, to the extent required and available, additional bank borrowings.

ADOPTION OF ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued two statements -- SFAS No. 128, "Accounting for Earnings per Share" and No. 129, "Disclosure of Information About Capital Structure," which have been adopted by the Company at December 31, 1997.

  SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises rather than primary and fully diluted earnings per share as previously required. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities such as options and warrants. Diluted earnings per share are computed including the impacts of all potentially dilutive securities. Adoption of SFAS No. 128 did not have an impact on the Company or its financial disclosures.

  SFAS No. 129 requires additional disclosure of information about an entity's capital structure, including information about dividend and liquidation preferences, voting rights, contracts to issue additional shares and conversion and exercise price. Adoption of SFAS No. 129 did not have an impact on the Company or its financial disclosures.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement becomes effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt this statement in 1998 and does not anticipate that the statement will have a material impact on the Company or its financial disclosures.

YEAR 2000

  The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not addressed, the direct result could be a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process customer transactions or engage in similar normal business activities.

  Pyramid management has initiated a program to prepare its computer systems and applications for the year 2000 by the middle of fiscal 1999. Costs associated with preparing computer systems and applications for the year 2000 will be expensed as incurred. The amount expensed during 1997 was not material.

  Although management anticipates that its systems and applications will be year 2000 compliant on a timely basis, there can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 compliant in the same time frame. Confirmations will be requested from the Company's primary processing vendors and customers that plans are being developed to address processing of transactions in the year 2000. Any such failure on the part of other companies with whom the Company transacts business, to be year 2000 compliant on a timely basis, may have an adverse impact on the operations of the Company.

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

  Pyramid Breweries Inc. does not provide forecasts of future financial performance. However this report does contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. While management is cautiously optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating the Company's outlook. There are numerous important factors that could cause results to differ materially from those anticipated by some of the statements made by the Company. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings including its IPO prospectus.

  Entry into New Markets. While the Company has experience entering new markets and obtaining gradual market acceptance of its products, consumer tastes and preferences may change over time or may vary both in existing and in new markets which the Company plans to enter. The Company has incurred in the past and expects it will incur in the future substantial capital and operating costs to enter those new markets and there is no assurance that the same level of sales and operating margins can be maintained in existing markets or achieved in new markets.

  Increasing Competition. The domestic market in which the Company's craft beers compete is highly competitive for many reasons, including the continuing proliferation of new craft brewers, new beers, and brew pubs, efforts by regional craft brewers to expand their production capacities and distribution, the introduction of fuller-flavored products by certain major national brewers, and underutilized domestic brewing capacity, which facilitates expansion by existing contract brewers and the entry of new contract brewers. The Company anticipates that intensifying competition and increased capacity in the craft beer segment may adversely impact the Company's operating margins. In addition, the larger national brewers have developed or are developing brands to compete directly with craft beers. These national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than the Company. There can be no assurance that the Company will be able to grow its volumes or be able to maintain its selling prices in existing markets or as it enters new markets.

  Access to markets. Most of the Company's independent distributors also are distributors of national brewers who are increasingly using their greater influence and marketing resources to persuade those distributors to exclude the products of other breweries from their portfolios. Such actions by national brewers have the effect of reducing distribution options for the Company's products. Although the Company has not yet experienced such an event, it is possible that the Company could effectively be denied access to a market or markets by these tactics. In the states which comprise the majority of its sales, the Company has the option to distribute its products direct to retailers and the Company has previous experience in doing so. However, there is no assurance that self-distribution can be done in an economic manner over large territories.

  Government Regulations. The Company's business is highly regulated at the federal, state and local levels, and its brewery and restaurant operations require various licenses, permits and approvals. The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where the Company intends to do business could have a material adverse effect on the ability of the Company to conduct its business. Certain states have laws restricting or forbidding a combined pub and brewery. Further, federal regulations prohibit, among other things, the payment of slotting allowances to retailers for beer products. These regulations have the effect of preventing competitors with greater financial resources from excluding smaller brewers from retailers. If these regulations were repealed or substantially modified, there would likely be a material adverse effect on the Company's business and operating results.

  Selling Prices. The future selling prices the Company charges for its craft beer may decrease from historical levels due to increasing competitive pressures. The Company has and will continue to participate in price promotions with its wholesalers and their retail customers. Management believes that the number and frequency of the Company's promotions will increase during 1998.

  Variability of Margins and Operating Results. The Company anticipates that its operating margins will fluctuate and may decline as a result of many factors, including (i) lower sales volumes and selling prices, (ii) increased depreciation and other fixed and semi-fixed operating costs as a percent of sales during periods when the Company's breweries are producing below designed capacity, (iii) increased raw material and packaging costs, (iv) changes in product mix, (v) increased transportation costs, (vi) increased sales from retail operations which have a lower gross margin (as a percentage of net sales) than beer sales, and (vii) increased selling and promotional costs incurred as the Company protects its business in existing markets and develops business in new geographic markets. Increases in federal or state excise taxes and the impact of an increasing average federal excise tax rate as production increases may also cause a decline in the Company's gross margins. The Company pays federal excise taxes on all beer sales and pays state excise taxes on beer sales occurring in various states at various tax rates. The federal excise tax is $7.00 per barrel on the first 60,000 barrels and $18.00 per barrel exceeding 60,000 annually, as long as total annual sales are less than two million barrels. The Washington state excise tax is $4.78 per barrel on the first 60,000 barrels per brewery and $7.17 per barrel exceeding 60,000 annually.

  Results of operations in any period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. In future quarters, the Company's operating results may not meet the expectations of public market analysts or investors. In such an event, the market price of the Common Stock could be materially adversely affected.

IMPACT OF INFLATION

  Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on the Company's results of operations. In the future, increases in costs and expenses, particularly packaging, raw materials and labor costs may have a significant impact on the Company's operating results to the extent that such cost increases cannot be passed along to its customers.

ITEM 8 -- FINANCIAL STATEMENTS

  Financial statements of Pyramid Breweries Inc. are as follows:

                                                                           PAGE
                                                                           ----
   Report of Independent Public Accountants...............................  19
   Balance Sheets as of December 31, 1997 and 1996........................  20
   Statements of Income for the Years Ended December 31, 1997, 1996 and
    1995..................................................................  21
   Statements of Stockholders' Equity for the Years Ended December 31,
    1997, 1996 and 1995...................................................  22
   Statements of Cash Flows for the Years Ended December 31, 1997, 1996
    and 1995..............................................................  23
   Notes to Financial Statements..........................................  24

ITEM 9 -- CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information with respect to the executive officers of the Registrant, see Item 4A -- "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders, to be held on May 21, 1998, to be filed with the Commission pursuant to Regulation 14A.

ITEM 11 -- EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders, to be held on May 21, 1998, to be filed with the Commission pursuant to Regulation 14A.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1998, to be filed with the Commission pursuant to Regulation 14A.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders, to be held on May 21, 1998, to be filed with the Commission pursuant to Regulation 14A.

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

March 25, 1998

                                          Pyramid Breweries Inc.

                                          (Registrant)

                                                   /s/ Richard Denmark
                                          By __________________________________
                                                      Richard Denmark
                                                    Vice President and
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/ George Hancock                           March 25, 1998
  By _____________________________________________
                   George Hancock
    Chief Executive Officer and Chairman of the
                        Board

                 /s/ John Stoddard                            March 25, 1998
  By _____________________________________________
                   John Stoddard
         Chief Operating Officer, President
                /s/ Richard Denmark                           March 25, 1998

  By _____________________________________________
                   Richard Denmark
     Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

                 /s/ John T. Bryce                            March 25, 1998
  By _____________________________________________
                    John T. Bryce
                      Director

             /s/ George C. Textor, Jr.                        March 25, 1998
  By _____________________________________________
                George C. Textor, Jr.
                      Director

               /s/ Thomas H. Schwalm                          March 25, 1998
  By _____________________________________________
                  Thomas H. Schwalm
                      Director

                             PYRAMID BREWERIES INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants..................................   19
Balance Sheets as of December 31, 1997 and 1996...........................   20
Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.   21
Statements of Stockholders' Equity for the Years Ended December 31, 1997,
 1996 and 1995............................................................   22
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
 1995.....................................................................   23
Notes to Financial Statements.............................................   24

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Pyramid Breweries Inc.:

  We have audited the accompanying balance sheets of Pyramid Breweries Inc. as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Breweries Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Seattle, Washington,
January 30, 1998

                             PYRAMID BREWERIES INC.

                                 BALANCE SHEETS

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997        1996
                                                       ----------- -----------
                        ASSETS
                        ------
CURRENT ASSETS:
  Cash and cash equivalents........................... $ 5,393,251 $   300,487
  Investments.........................................         --   11,477,842
  Accounts receivable, net of allowance for doubtful
   accounts of $40,000 and $10,000, respectively......   1,291,681   1,284,426
  Inventories.........................................   1,110,756     920,252
  Income taxes receivable.............................     250,071     289,561
  Prepaid expenses and other..........................     562,602     947,284
  Current portion of deferred income taxes............     364,662         --
                                                       ----------- -----------
    Total current assets..............................   8,973,023  15,219,852
                                                       ----------- -----------
  Fixed assets, net...................................  28,600,075  27,924,296
  Deferred income taxes...............................     101,449         --
  Other...............................................   1,072,613     346,421
                                                       ----------- -----------
    Total assets...................................... $38,747,160 $43,490,569
                                                       =========== ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable.................................... $   703,926 $ 3,527,256
  Accrued expenses....................................     941,303     623,845
  Refundable deposits.................................     474,700     459,870
  Restructuring reserve...............................     354,148         --
                                                       ----------- -----------
    Total current liabilities.........................   2,474,077   4,610,971
  Deferred rent.......................................     573,589     291,820
  Deferred income taxes...............................         --      820,226
                                                       ----------- -----------
    Total liabilities.................................   3,047,666   5,723,017
                                                       ----------- -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized, none
   issued.............................................         --          --
  Common stock, $.01 par value; 40,000,000 shares
   authorized,
   8,207,438 and 8,204,656 shares issued and
   outstanding........................................      82,074      82,047
  Additional paid-in capital..........................  35,014,551  35,124,037
  Unrealized loss on investments......................         --     (184,350)
  Retained earnings...................................     602,869   2,745,818
                                                       ----------- -----------
    Total stockholders' equity........................  35,699,494  37,767,552
                                                       ----------- -----------
    Total liabilities and stockholders' equity........ $38,747,160 $43,490,569
                                                       =========== ===========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                              STATEMENTS OF INCOME

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
Gross sales............................. $29,447,538  $25,912,690  $25,320,571
Less excise taxes.......................   1,971,413    1,954,011    1,901,910
                                         -----------  -----------  -----------
Net sales...............................  27,476,125   23,958,679   23,418,661
Cost of sales...........................  20,860,828   14,930,047   13,368,644
                                         -----------  -----------  -----------
  Gross margin..........................   6,615,297    9,028,632   10,050,017
Selling, general and administrative
 expenses...............................   8,319,881    6,220,516    4,084,977
Restructuring charge....................   1,600,000          --           --
                                         -----------  -----------  -----------
Operating (loss) income.................  (3,304,584)   2,808,116    5,965,040
Other (expense) income, net.............     (70,365)     934,349     (178,919)
                                         -----------  -----------  -----------
Income (loss) before income taxes.......  (3,374,949)   3,742,465    5,786,121
Benefit (provision) for income taxes....   1,232,000   (1,050,817)    (470,648)
                                         -----------  -----------  -----------
Net (loss) income....................... $(2,142,949) $ 2,691,648  $ 5,315,473
                                         ===========  ===========  ===========
Basic and diluted net (loss) income per
 share.................................. $     (0.26) $      0.33  $       --
                                         ===========  ===========  ===========
Weighted average shares outstanding.....   8,206,352    8,200,224          --
                                         ===========  ===========  ===========
Pro forma data (unaudited):
  Income before income taxes, as
   reported............................. $       --   $       --   $ 5,786,121
  Pro forma income tax provision........         --           --    (2,019,356)
                                         -----------  -----------  -----------
  Pro forma net income.................. $       --   $       --   $ 3,766,765
                                         ===========  ===========  ===========
  Pro forma net income per share........ $       --   $       --   $      0.55
                                         ===========  ===========  ===========
  Pro forma shares outstanding..........         --           --     6,822,979
                                         ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                           COMMON STOCK      ADDITIONAL   UNREALIZED                   TOTAL
                         ------------------    PAID-IN      LOSS ON    RETAINED    STOCKHOLDERS'
                          SHARES    AMOUNT     CAPITAL    INVESTMENTS  EARNINGS       EQUITY
                         ---------  -------  -----------  ----------- -----------  -------------
Balance, December 31,
 1994................... 6,200,000  $62,000  $       --    $     --   $ 3,634,268   $ 3,696,268
 Shares issued (net of
  $3,843,487 offering
  costs)................ 2,000,000   20,000   34,136,513         --           --     34,156,513
 Capitalization upon
  conversion to
  C corporation.........       --       --       970,571         --      (970,571)          --
 Net income.............       --       --           --          --     5,315,473     5,315,473
 Distributions..........       --       --           --          --    (7,925,000)   (7,925,000)
                         ---------  -------  -----------   ---------  -----------   -----------
Balance, December 31,
 1995................... 8,200,000   82,000   35,107,084         --        54,170    35,243,254
 Net income.............       --       --           --          --     2,691,648     2,691,648
 Shares issued..........     4,656       47       16,953         --           --         17,000
 Unrealized loss on
  investments...........       --       --           --     (184,350)         --       (184,350)
                         ---------  -------  -----------   ---------  -----------   -----------
Balance, December 31,
 1996................... 8,204,656   82,047   35,124,037    (184,350)   2,745,818    37,767,552
 Net loss...............       --       --           --          --    (2,142,949)   (2,142,949)
 Shares issued..........    10,053      100       28,517         --           --         28,617
 Shares repurchased and
  retired...............    (7,271)     (73)    (138,003)        --           --       (138,076)
 Realized loss on
  investments...........       --       --           --      184,350          --        184,350
                         ---------  -------  -----------   ---------  -----------   -----------
Balance, December 31,
 1997................... 8,207,438  $82,074  $35,014,551   $     --   $   602,869   $35,699,494
                         =========  =======  ===========   =========  ===========   ===========


        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF CASH FLOWS

                                             YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1997          1996          1995
                                      ------------  ------------  ------------
OPERATING ACTIVITIES:
 Net (loss) income................... $ (2,142,949) $  2,691,648  $  5,315,473
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities --
  Depreciation and amortization......    3,097,926     1,174,011       939,248
  Loss (gain) on sales of fixed
   assets............................      432,154       (11,152)      (25,217)
  Restructuring charge...............    1,454,148           --            --
  Deferred income taxes..............   (1,286,338)      450,665       369,561
  Realized loss on investments.......      287,153       105,245           --
  Deferred rent......................      281,769       176,988        15,222
 Changes in operating assets and
  liabilities --
  Accounts receivable................       (7,255)      882,467    (1,061,024)
  Inventories........................       (2,507)     (238,273)     (289,352)
  Prepaid expenses and other.........     (546,722)   (1,057,258)     (462,205)
  Income taxes receivable/payable....       39,491      (390,648)      101,087
  Accounts payable and accrued
   expenses..........................     (896,761)     (208,774)      961,709
  Refundable deposits................      (55,497)       63,595       183,392
                                      ------------  ------------  ------------
    Net cash provided by operating
     activities......................      654,612     3,638,514     6,047,894
                                      ------------  ------------  ------------
INVESTING ACTIVITIES:
  Acquisition of Thomas Kemper Soda
   Company...........................     (575,802)          --            --
  Acquisitions of fixed assets.......   (6,343,086)  (17,216,449)   (5,874,034)
  Proceeds from sales of fixed
   assets............................      473,849        42,676        61,430
  Purchases of investments...........  (15,005,027)  (27,270,517)  (34,543,114)
  Redemptions and sales of
   investments.......................   26,380,066    33,275,279    16,770,915
                                      ------------  ------------  ------------
    Net cash provided by (used in)
     investing activities............    4,930,000   (11,169,011)  (23,584,803)
                                      ------------  ------------  ------------
FINANCING ACTIVITIES:
  Proceeds from sale of stock........       28,617        17,000    34,156,513
  Proceeds from issuance of long-term
   debt..............................          --            --      4,500,000
  Principal payments on long-term
   debt..............................     (382,389)          --     (5,642,541)
  Distributions to stockholders......          --            --     (1,925,000)
  Borrowings from related parties....          --            --        200,000
  Repayments to related parties......          --     (4,689,866)   (1,510,134)
  Shares repurchased and retired.....     (138,076)          --            --
                                      ------------  ------------  ------------
    Net cash (used in) provided by
     financing activities............     (491,848)   (4,672,866)   29,778,838
                                      ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents.........................    5,092,764   (12,203,363)   12,241,929
Cash and cash equivalents at
 beginning of year...................      300,487    12,503,850       261,921
                                      ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................ $  5,393,251  $    300,487  $ 12,503,850
                                      ============  ============  ============
SUPPLEMENTAL DISCLOSURES:
  Interest paid...................... $     42,756  $     71,608  $    189,298
                                      ============  ============  ============
  Income taxes paid.................. $     32,203  $    999,800           --
                                      ============  ============  ============
  Distributions paid by issuance of
   promissory notes.................. $        --   $        --   $  6,000,000
                                      ============  ============  ============

        The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

 The Company

  Pyramid Breweries Inc. (the Company), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and sodas. The Company operates breweries and restaurants in Seattle, Washington and Berkeley, California. The Company sells its products through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid also manufactures a line of hand-crafted sodas under the Thomas Kemper Soda Company label. As of December 31, 1997, the Company's products were distributed in 37 states.

  In March 1995, the Company opened the Seattle Brewery near downtown Seattle. This brewery and 250-seat alehouse had an initial annual production capacity of approximately 40,000 barrels and has been expanded to a current estimated annual production capacity of 92,000 barrels.

  In December 1995, the Company sold 2,000,000 shares of common stock in an initial public offering (the Offering). Net proceeds from the Offering amounted to approximately $34,156,000 and have been used to fund the Company's growth and expansion plans.

  In February 1997, the Company opened the Berkeley Brewery in Berkeley, California. This brewery and 260-seat alehouse has an estimated annual production capacity of 80,000 barrels as of December 1997.

  In March 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of the Thomas Kemper Soda Company. This acquisition expanded the Company's product line to include a range of premium soft drinks, including root beer and cream soda.

  In November 1997, the Kalama, Washington brewery was closed. A significant portion of the Kalama production equipment has been transferred to the Company's Berkeley, California brewery and the remaining equipment is being sold by the Company.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined by the first-in-first-out method, and market represents the lower of replacement cost or estimated net realizable value.

 Fixed Assets

  Fixed assets are stated at cost. Significant additions and improvements are capitalized. Repairs and maintenance are expensed as incurred. Upon disposition of fixed assets, gains and losses are reflected in the statement of income. Depreciation is provided using the straight-line method over lives ranging from five to 25 years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the lease.

  Returnable containers (primarily kegs) are capitalized at cost, depreciated over their estimated useful life of 10 years, and are included in fixed assets. Refundable deposits represent the Company's liability for deposits charged to customers for returnable containers.

                            PYRAMID BREWERIES INC.

 Preopening Costs

  Preopening costs related to new restaurants consist primarily of the costs of hiring and training new kitchen and wait and brewery staff and are capitalized in other assets. These costs are amortized over a one-year period commencing from the restaurant opening date. Net unamortized preopening costs totaled $114,168 and $307,786 at December 31, 1997 and 1996, respectively. Amortization of preopening costs totaled $475,725 and $38,638, respectively, for the years ended December 31, 1997 and 1996.

 Package Design Costs

  Package design costs related to the development of product packaging and labels are capitalized in other current assets and are amortized over a one-year period. Net unamortized package design costs totaled $223,544 and $271,754 at December 31, 1997 and 1996, respectively. Amortization of package design costs totaled $441,121 and $154,540, respectively, for the years ended December 31, 1997 and 1996.

 Goodwill

  The excess of cost over fair value of the net assets of businesses acquired is capitalized and amortized on a straight-line basis over 10 years. Net unamortized goodwill of $735,637 at December 31, 1997 is included in other assets. Amortization of goodwill totaled $66,880 for the year ended December 31, 1997.

 Income Taxes

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

 Earnings Per Share

  In February 1997, the Financial Accounting Standards Board issued two statements -- SFAS No. 128, "Accounting for Earnings per Share" and No. 129, "Disclosure of Information About Capital Structure," which have been adopted by the Company at December 31, 1997.

  SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises rather than primary and fully diluted earnings per share as previously required. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities such as options and warrants. Diluted earnings per share are computed including the impacts of all potentially dilutive securities. Adoption of SFAS No. 128 did not have an impact on the Company or its financial disclosures.

  SFAS No. 129 requires additional disclosure of information about an entity's capital structure, including information about dividend and liquidation preferences, voting rights, contracts to issue additional shares and conversion and exercise price. Adoption of SFAS No. 129 did not have an impact on the Company or its financial disclosures.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the

                            PYRAMID BREWERIES INC.

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RESTRUCTURING CHARGE:

  On October 29, 1997, the Company announced a restructuring of the Company's marketing and brewery operations and recorded a $1.6 million restructuring charge. The restructuring included a refocus of marketing resources on Western and Southwestern markets and the closure of the Kalama, Washington brewery. The restructuring charge includes $1.1 million related to the disposal of fixed assets, $100,000 in severance payments, $215,000 in market realignment costs and $185,000 in property leases and other plant closure costs.

  For the period ended December 31, 1997, the restructuring activity is as follows:

                                                                   DECEMBER 31,
                                           RESERVE     ACTIVITY        1997
                                         -----------  -----------  ------------
Fixed assets cost....................... $ 2,850,000  $ 2,850,000   $     --
Accumulated depreciation................  (1,050,000)  (1,050,000)        --
                                         -----------  -----------   ---------
Net book value..........................   1,800,000    1,800,000         --
Estimated proceeds from sale of fixed
 assets.................................    (700,000)         --     (700,000)
Net proceeds from sale of fixed assets..         --      (140,310)    140,310
Assets held for sale....................         --      (559,690)    559,690
Severance payments......................     100,000       60,716      39,284
Market realignment costs................     215,000       41,901     173,099
Other closure costs.....................     185,000       43,235     141,765
                                         -----------  -----------   ---------
                                         $ 1,600,000  $ 1,245,852   $ 354,148
                                         ===========  ===========   =========

3. THOMAS KEMPER SODA COMPANY ACQUISITION:

  In March 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of Thomas Kemper Soda Company, a manufacturer of premium sodas located in Seattle, Washington. The total purchase price was $1.7 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchased assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The excess purchase price over the estimated fair values of the assets acquired was $802,513 and will be amortized over 10 years. The results of the acquired business have been included in the statement of income since the date of acquisition.

  Details of the acquisition follows:

     ASSETS ACQUIRED:
       Inventory..................................................... $  187,977
       Fixed assets..................................................    383,393
       Kegs..........................................................    326,097
                                                                      ----------
                                                                      $  897,467
                                                                      ==========
     LIABILITIES ASSUMED:
       Accounts payable.............................................. $  528,320
       Accrued expenses..............................................     70,327
       Keg deposits..................................................    143,162
       Note payable..................................................    186,240
       Capital leases................................................    196,149
                                                                      ----------
                                                                      $1,124,198
                                                                      ==========

                            PYRAMID BREWERIES INC.

     PURCHASE PRICE:
       Cash and transactional costs paid............................ $  575,802
       Liabilities assumed..........................................  1,124,198
                                                                     ----------
                                                                     $1,700,000
                                                                     ==========

4. INVESTMENTS:

  During 1997, the Company sold its investment portfolio, consisting primarily of tax-exempt municipal bonds, and reinvested the proceeds in short term investments classified as cash and cash equivalents. Gross realized gains and losses from the sale of investments during 1997 were $3,296 and $290,449, respectively.

  Gross unrealized holding gains and losses at December 31, 1996 were $7,579 and $191,929, respectively. Gross realized gains and losses from the sale of securities during 1996 were $3,183 and $108,428, respectively. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

  Investment income was approximately $350,000, $1,200,000 and $10,000 in 1997, 1996 and 1995, respectively. Investment income is reported as a component of other (expense) income, net in the Company's statements of income.

5. INVENTORIES:

  Inventories consist of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                                1997      1996
                                                             ---------- --------
   Raw materials............................................ $  558,591 $552,687
   Finished goods...........................................    552,165  367,565
                                                             ---------- --------
                                                             $1,110,756 $920,252
                                                             ========== ========

  Raw materials primarily include ingredients, flavorings and packaging, as well as beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

6. FIXED ASSETS:

  Fixed assets consist of the following:

                                                             DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
   Land............................................... $       --   $    26,000
   Building...........................................         --       274,384
   Brewery and retail equipment.......................  16,528,319   10,768,489
   Furniture and fixtures.............................     617,009      451,214
   Leasehold improvements.............................  13,594,538    2,815,547
   Construction in progress...........................         --    16,085,925
   Assets held for sale...............................     559,690          --
                                                       -----------  -----------
                                                        31,299,556   30,421,559
   Less accumulated depreciation......................  (2,699,481)  (2,497,263)
                                                       -----------  -----------
                                                       $28,600,075  $27,924,296
                                                       ===========  ===========

                            PYRAMID BREWERIES INC.

  At December 31, 1997 and 1996, accounts payable included approximately $45,000 and $2,356,000, respectively, for the acquisition of fixed assets.

7. ACCRUED EXPENSES:

  Accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
   Salaries, wages and related accruals...................... $268,589 $337,347
   Barrel taxes..............................................   98,934  115,189
   Other accruals............................................  573,780  171,309
                                                              -------- --------
                                                              $941,303 $623,845
                                                              ======== ========

8. LINE OF CREDIT:

  During 1997, the Company entered into a loan agreement with a commercial bank for a line of credit, which replaced its previous operating line of credit. Under the new line of credit, the Company may borrow up to $15.0 million for short-term operating needs. The new line of credit revolves through April 30, 1999, during which time the required payments will be interest only. At that date, any outstanding balance will be due in full. Borrowings under the line of credit will incur interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 100 basis points. Up to $5 million of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 125 basis points. The line of credit agreement contains provisions that require the Company to maintain certain financial ratios and a minimum tangible net worth. The Company was in compliance with these covenants as of December 31, 1997. There were no outstanding borrowings on the line of credit at December 31, 1997.

  Interest expense was approximately $38,000, $52,000 and $273,000 in 1997, 1996 and 1995, respectively. Interest expense is reported as a component of other (expense) income, net in the Company's statements of income.

9. INCOME TAXES:

  The benefit (provision) for income taxes included in the statements of income consists of the following:

                                                          DECEMBER 31,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  -----------  ---------
   Current.................................. $  (54,337) $  (600,152) $(101,087)
   Deferred.................................  1,286,337     (450,665)  (369,561)
                                             ----------  -----------  ---------
                                             $1,232,000  $(1,050,817) $(470,648)
                                             ==========  ===========  =========

  The provision for income taxes differed from the amount obtained by applying the federal statutory income tax rate to income before income taxes, as follows:

                                                              DECEMBER 31,
                                                          --------------------
                                                          1997   1996    1995
                                                          -----  -----   -----
   Federal statutory rate................................  34.0% (34.0)% (34.0)%
   State taxes, net of federal income tax benefit........   3.8   (3.6)   (0.9)
   Tax-exempt investment income..........................   --    11.3     --
   Other, net............................................  (1.3)  (1.8)    --
                                                          -----  -----   -----
                                                           36.5% (28.1)% (34.9)%
                                                          =====  =====   =====

                            PYRAMID BREWERIES INC.

  Deferred income tax assets and (liabilities) are included in the balance sheet at December 31, 1997 and 1996, as follows:

                                                             DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        -----------  ---------
   Accelerated depreciation............................ $(1,367,242) $(807,375)
   Preopening expenses.................................     (42,927)  (115,728)
   Package design costs................................     156,674     38,070
   Accrued vacation....................................      64,767     51,791
   Deferred rent.......................................     176,179        --
   Restructuring charge................................     345,873        --
   Net operating loss carryforwards....................     777,178        --
   Tax credit carryforwards............................     244,283        --
   Other, net..........................................     111,326     13,016
                                                        -----------  ---------
                                                        $   466,111  $(820,226)
                                                        ===========  =========

10. PRO FORMA DATA FOR 1995 (UNAUDITED):

  Prior to the Company's initial public offering on December 13, 1995, the Company had elected to be treated as an S Corporation. Therefore, the Company was not subject to federal and certain state income taxes during the period from January 1, 1995 through December 13, 1995. Upon completion of the Offering, the Company terminated its Subchapter S Corporation status and became a C Corporation for tax purposes. The conversion to C Corporation status resulted in the recognition of a $369,561 deferred tax liability, as well as the federal and state income taxes on the C Corporation earnings from December 14, 1995 of $101,087.

 Pro Forma Income Tax Provision

  For informational purposes, the 1995 statement of income includes a pro forma income tax provision on taxable income for financial reporting purposes using statutory federal and state rates that would have resulted if the Company had been a C Corporation and paid taxes as such during that period.

 Pro Forma Net Income per Share

  Pro forma net income per share for 1995 is computed by dividing pro forma net income plus interest expense, net of taxes, on debt that was assumed to be retired with the proceeds of the Offering, by the pro forma number of shares of Common Stock outstanding during that period.

 Pro Forma Shares Outstanding

  Pro forma shares outstanding represent the number of shares of Common Stock outstanding after giving retroactive effect to an October 4, 1995 984.13-to-1 stock split, plus the number of shares of Common Stock which would be required to be sold in the Offering to repay the $6,000,000 S corporation distribution and retire the debt outstanding at the end of that period. Accordingly, the calculation of the pro forma number of shares of Common Stock outstanding includes 6,822,979 shares for the year ended December 31, 1995.

                            PYRAMID BREWERIES INC.

11. 401(K) PLAN:

  The Company has a profit-sharing 401(k) plan for all eligible employees. Employees who are at least age 21 become eligible to participate following the first plan quarter in which they perform at least 250 hours of service. Employees can elect to contribute up to 13% of their eligible compensation to the 401(k) plan. The Company generally matches employee contributions (that do not exceed 10% of the employee's compensation) at the rate of 25%. The Company may also make additional "profit-sharing" contributions. The Company's contributions to the 401(k) plan are made at the sole discretion of the Company. The Company's contribution for the years ended December 31, 1997, 1996 and 1995, totaled $35,700, $170,889 and $82,293, respectively.

12. OPERATING LEASES:

  The Company leases its office, warehouse and plant facilities under operating leases in Seattle, Berkeley and Kalama. The Seattle, brewery lease agreement expires in 2004 and contains options to extend the lease term for three additional five-year periods. The Seattle warehouse lease agreement expires in 2004 and contains options to extend the lease term for three additional five-year periods. The Berkeley brewery lease agreement expires in 2010 and contains options to extend the lease term for two additional five-year periods. The Kalama brewery lease agreement expires in 2005. As a result of the closure of the Kalama brewery, the Company intends to sublease the facility or negotiate a settlement of the remaining lease obligation. These lease agreements contain provisions for free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent of $573,589 and $291,820 at December 31, 1997 and 1996, respectively, representing the pro rata rent which would have been due if equal payments had been required under the lease terms. The Company also leases office, storage and distribution facilities under month-to-month lease agreements.

 At December 31, 1997, future minimum rental payments are as follows:

            1998....................... $  425,382
            1999.......................    449,946
            2000.......................    470,260
            2001.......................    807,435
            2002.......................    814,860
            Thereafter.................  4,513,353
                                        ----------
                                        $7,481,236
                                        ==========

  Total rent expense was approximately $731,000, $390,000 and $244,000 in 1997, 1996 and 1995, respectively.

13. COMMITMENTS AND CONTINGENCIES:


  In June 1996, the Company, certain of its directors, former directors and officers, were named as defendants in a securities class action lawsuit, Steckman v. Hart Brewing Inc., et al., Case No. 961077, U.S. District Court, Southern District of California. The lawsuit alleged that the prospectus for the Company's December 1995 initial public offering failed to disclose certain material information. In December 1996, the court entered an order and judgment dismissing this lawsuit. This dismissal was appealed. The Company's insurance carrier, Genesis Indemnity and Insurance Co., has agreed to indemnify and defend the Company and each of the named defendants, (other than the underwriter) from the claims raised in the above lawsuit or similar lawsuits.

  The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

                            PYRAMID BREWERIES INC.

14. MAJOR CUSTOMERS AND FINANCIAL INSTRUMENTS:

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

  During the years ended December 31, 1997, 1996 and 1995, one customer comprised approximately 18%, 19% and 21% of the Company's revenue, respectively. Accounts receivable at December 31, 1997 and 1996 include approximately $312,000 and $383,000, respectively, due from this customer.

15. RELATED PARTY TRANSACTIONS:

  From time to time, the Company has obtained loans from its stockholders. These loans were unsecured, with interest paid semiannually or annually at rates between 5.65% and 10%. During 1997, the Company had a loan payable to an officer and director of the Company in the amount of $138,076. The loan and accrued interest were repaid in full prior to December 31, 1997. Interest expense of $21,636, $33,940 and $11,660 was paid to related parties during the years ended December 31, 1997, 1996 and 1995, respectively.

  In July 1989, the outstanding shares of stock of the Company were purchased by five investors. In connection with the purchase, the former owners agreed to refrain from competition for a period of six years. During the term of the agreement, the Company was obligated to make annual payments of approximately $67,000, due on July 4. The accompanying financial statements include $33,500 in noncompete expense for the year ended December 31, 1995.

16. STOCK OPTION PLANS:

  The Company's 1995 Employee Stock Option Plan (the Employee Plan) permits the granting of options to employees. A total of 615,000 shares have been reserved under the Employee Plan. The options are granted at the fair market value of the Company's common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and, depending on the option, vests over a period of one to five years. On October 18, 1997, the Company's Board of Directors approved an additional 200,000 shares for employee grants, subject to shareholder approval on May 21, 1998.

  The Company's Non-employee Director Stock Option Plan (the Director Plan) provides for the granting of stock options covering 2,500 shares of Common Stock to be made automatically on the date of each annual meeting of stockholders to each non-employee director of the Company, so long as shares of Common Stock remain available under the Director Plan. A total of 125,000 shares have been reserved under the Director Plan. As of December 31, 1997 and 1996, 15,000 and 7,500 options have been granted, respectively. Each outstanding option granted under this plan has a term of 10 years from the date of grant and vests immediately.

  The Company has adopted the disclosure-only provision of the FASB's statement No. 123 "Accounting for Stock-Based Compensation." Accordingly no compensation cost has been recognized for options issued under the Employee and Director Plans (the Plans). Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro-forma amounts of the Company's net (loss) income

                            PYRAMID BREWERIES INC.

and net (loss) income per share for the years ended December 31, 1997, 1996 and 1995, would have been as follows:

                                                         DECEMBER 31,
                                              ----------------------------------
                                                                      PRO FORMA
                                                 1997         1996       1995
                                              -----------  ---------- ----------
   Net (Loss) Income -- as reported.........  $(2,142,949) $2,691,648 $3,766,765
                                              ===========  ========== ==========
   Net (Loss) Income -- pro forma...........  $(3,233,670) $2,078,520 $2,927,760
                                              ===========  ========== ==========
   Net (Loss) Income per share -- as
    reported................................  $     (0.26) $     0.33 $     0.55
                                              ===========  ========== ==========
   Net (Loss) Income per share -- pro forma.  $     (0.39) $     0.25 $     0.45
                                              ===========  ========== ==========

  The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates ranging from 6.0% to 6.87%; expected option lives of six to eight years; expected volatility of 40% to 56%; and no expected dividends. The weighted average fair value of options granted during the years 1997, 1996 and 1995 was $1.49, $6.33 and $12.09, respectively. The effect of applying SFAS No. 123 for providing pro-forma disclosures is not likely to be representative of the effects in future years.

  Information with respect to the Plans follows:

                                                                  WEIGHTED-
                                    SHARES SUBJECT    OPTION       AVERAGE
                                      TO OPTION    PRICE RANGE  EXERCISE PRICE
                                    -------------- ------------ --------------
   Options outstanding at December
    31, 1994.......................        --               --         --
     Granted.......................    266,500     $      19.00     $19.00
                                       -------     ------------     ------
   Options outstanding at December
    31, 1995.......................    266,500     $      19.00     $19.00
     Granted.......................    140,500     $ 4.75-12.25     $10.36
                                       -------     ------------     ------
   Options outstanding at December
    31, 1996.......................    407,000     $ 4.75-19.00     $16.02
     Granted.......................    289,500     $ 2.50- 4.13     $ 2.89
     Forfeitures...................    (47,000)    $10.75-19.00     $17.95
                                       -------     ------------     ------
   Options outstanding at December
    31, 1997.......................    649,500     $ 2.50-19.00     $10.03
                                       =======     ============     ======

  Shares available for future grants at December 31, 1997 and 1996 totaled 290,500 and 333,000, respectively.

                            PYRAMID BREWERIES INC.

  Information about options outstanding at December 31, 1997 follows:


                            WEIGHTED-
                             AVERAGE                                    WEIGHTED-
         OPTIONS            REMAINING               OPTIONS              AVERAGE
       OUTSTANDING       CONTRACTUAL LIFE         EXERCISABLE         EXERCISE PRICE
       -----------       ----------------         -----------         --------------
         225,500             94 months              157,850               $19.00
         116,000            101 months               60,527               $10.75
           7,500            101 months                7,500               $12.25
          11,000            108 months                3,667               $ 4.75
           6,000            110 months                1,667               $ 4.13
           6,000            112 months                1,500               $ 3.75
           7,500            113 months                7,500               $ 3.25
          30,000            113 months                6,667               $ 3.00
         175,000            116 months               19,444               $ 2.88
          15,000            118 months                3,333               $ 3.09
          50,000            119 months                  833               $ 2.50
         -------                                    -------
         649,500                                    270,488
         =======                                    =======

17. EMPLOYEE STOCK PURCHASE PLAN:

  The Company's Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees to acquire shares of Common Stock of the Company. Eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's Common Stock. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Discounts related to employee stock purchases during 1997 and 1996 were insignificant. The total number of shares issuable under the plan is 500,000. There were 10,053 and 4,656 shares issued under the Purchase Plan during 1997 and 1996 at a weighted average price of approximately $2.86 and $3.65 per share, respectively.

18. NEW ACCOUNTING PRONOUNCEMENTS:

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement becomes effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt this statement in 1998 and does not anticipate that the statement will have a material impact on the Company or its financial disclosures.

                            PYRAMID BREWERIES INC.

19. INTERIM FINANCIAL DATA (UNAUDITED):

  The following table presents the results of operations for each of the four quarters in 1997 and 1996. This quarterly information is unaudited, has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in the Company's quarterly results of operations, including timing of new product introduction, seasonality of demand, any decrease in the demand for craft beers and general economic conditions. As a result, the Company's results of operations for any quarter are not necessarily indicative of results for any future period.

                                     1997 QUARTERS ENDED                        1996 QUARTERS ENDED
                          ------------------------------------------ ------------------------------------------
                          DECEMBER 31 SEPTEMBER 30 JUNE 30  MARCH 31 DECEMBER 31 SEPTEMBER 30 JUNE 30  MARCH 31
                          ----------- ------------ -------  -------- ----------- ------------ -------  --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Gross sales.............    $ 6,334      $8,466    $8,386    $6,261    $5,266       $7,172    $7,721    $5,753
Less excise taxes.......        377         576       561       457       330          510       651       463
                            -------      ------    ------    ------    ------       ------    ------    ------
Net sales...............      5,957       7,890     7,825     5,804     4,936        6,662     7,070     5,290
Cost of sales...........      4,913       5,947     5,722     4,279     3,518        4,031     4,074     3,307
                            -------      ------    ------    ------    ------       ------    ------    ------
Gross margin............      1,044       1,943     2,103     1,525     1,418        2,631     2,996     1,983
Selling, general and
 administrative
 expenses...............      2,032       2,086     2,040     2,162     1,602        1,648     1,488     1,482
Restructuring charge....      1,600         --        --        --        --           --        --        --
                            -------      ------    ------    ------    ------       ------    ------    ------
Operating (loss) income.     (2,588)       (143)       63      (637)     (184)         983     1,508       501
Other (expense) income
 net....................        (80)       (121)       46        85       148          310       228       248
                            -------      ------    ------    ------    ------       ------    ------    ------
Income (loss) before
 income taxes...........     (2,668)       (264)      109      (552)      (36)       1,293     1,736       749
Benefit (provision) for
 income taxes...........      1,040          43       (41)      190        52         (362)     (554)     (186)
                            -------      ------    ------    ------    ------       ------    ------    ------
Net (loss) income.......    $(1,628)     $ (221)   $   68    $ (362)   $   16       $  931    $1,182    $  563
                            =======      ======    ======    ======    ======       ======    ======    ======
Basic and diluted net
 (loss) income per
 share..................    $  (.20)     $ (.03)   $  .01    $ (.04)   $  .01       $  .11    $  .14    $  .07
                            =======      ======    ======    ======    ======       ======    ======    ======
Weighted average shares
 outstanding............      8,207       8,206     8,208     8,205     8,200        8,200     8,200     8,200
                            =======      ======    ======    ======    ======       ======    ======    ======

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

     EXHIBIT
       NO.                               DESCRIPTION
     -------                             -----------
     3.1(1)   Amended and Restated Articles of Incorporation of Registrant
     3.2(1)   Form of Amended and Restated Bylaws of Registrant
     4.1(1)   Form of Common Stock Certificate
     10.1(1)  Lease between Harold W. Hill and the Registrant dated April 13,
              1994
     10.2(1)  Addendum of Lease between Harold W. Hill and the Registrant dated
              November 28, 1994
     10.3(1)  Second Addendum of Lease between 1201 Building L.L.C. and the
              Registrant dated June 26, 1995
     10.4(1)  Distribution Agreement between the Registrant and Western
              Washington Beverage dated August 24, 1995
     10.5(1)  Registrant's 1995 Employee Stock Option Plan
     10.6(1)  Registrant's Non-Employee Director Stock Option Plan
     10.7(1)  Form of Non-Qualified Stock Option Agreement
     10.8(1)  Employment Agreement between the Registrant and George Hancock
     10.9(1)  Employment Agreement between the Registrant and Brian Larson
     10.10(1) Commercial Lease between Esther Podlesak, Trustee of the John A.
              and Esther Podlesak 1990 Family Trust and Pyramid Breweries
              California, Inc. dated November 1, 1995
     10.11(1) Assignment, Assumption and Consent Agreement between Esther
              Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family
              Trust, Pyramid Breweries California, Inc. and Pyramid Breweries
              Inc. dated November 17, 1995
     10.12(1) Form of Stockholder Note dated December 1, 1995 between the
              Company and Messrs. Hancock/Bryce/Stoddard/John Morse/Peter Morse
     23.1     Consent of Independent Public Accountants
     27       Financial Data Schedule

--------
(1) Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).