Form 10-Q
period 1998-03-31
PYRAMID BREWERIES INC
filed 1998-05-14
CIK 1001917

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ____________________

                                   FORM 10-Q
                             ____________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from             to             .

                        Commission file number 0-27116

                             ____________________

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

                              ____________________

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

     Common stock, par value of $.01 per share: 8,209,862 shares of Common Stock outstanding as of March 31, 1998

                            PYRAMID BREWERIES INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I       FINANCIAL INFORMATION
Item 1.      Financial Statements (unaudited)
             Balance Sheets
               March 31, 1998 and December 31, 1997.....................     3
             Statements of Operations
               Three Months Ended March 31, 1998 and 1997...............     4
             Statements of Cash Flows
               Three Months Ended March 31, 1998 and 1997...............     5
             Notes to Financial Statements..............................     6
Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................     7

PART II      OTHER INFORMATION
Item 6.      Exhibits and Reports on Form 8-K...........................    10

             SIGNATURE..................................................    11

             EXHIBIT INDEX..............................................    12

             Exhibit 27.................................................    13

PART I

                         Item 1 -- FINANCIAL STATEMENTS

                              PYRAMID BREWERIES INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                                March 31,        December 31,
                                                                                  1998               1997
                                                                          --------------------------------------

CURRENT ASSETS:
     Cash and cash equivalents                                                   $ 4,877,763         $ 5,393,251
     Accounts receivable, net                                                      1,431,756           1,291,681
     Inventories                                                                   1,143,857           1,110,756
     Income taxes receivable                                                              --             250,071
     Prepaid expenses and other                                                      530,865             562,602
     Current portion of deferred income taxes                                        709,417             364,662
                                                                          --------------------------------------
         Total current assets                                                      8,693,658           8,973,023
                                                                          --------------------------------------
Fixed assets, net                                                                 28,475,147          28,600,075
Deferred income taxes                                                                368,802             101,449
Other assets                                                                         934,308           1,072,613
                                                                          --------------------------------------
         Total assets                                                            $38,471,915         $38,747,160
                                                                          ======================================

CURRENT LIABILITIES:
     Accounts payable                                                            $ 1,093,353         $   703,926
     Accrued expenses                                                              1,014,758             941,303
     Refundable deposits                                                             447,494             474,700
     Restructuring reserve                                                           204,908             354,148
     Income taxes payable                                                             15,378                  --
                                                                          --------------------------------------
         Total current liabilities                                                 2,775,891           2,474,077
Deferred rent                                                                        626,332             573,589
                                                                          --------------------------------------
         Total liabilities                                                         3,402,223           3,047,666
                                                                          --------------------------------------

Preferred stock, 10,000,000 shares authorized, none issued                                --                  --
Common stock, $.01 par value; 40,000,000 shares authorized,
  8,209,862 and 8,207,438 shares issued and outstanding                               82,099              82,074
Additional paid-in capital                                                        35,020,052          35,014,551
Retained (deficit) earnings                                                          (32,459)            602,869
Total Stockholders' equity                                                        35,069,692          35,699,494
                                                                          --------------------------------------
Total liabilities and stockholders' equity                                       $38,471,915         $38,747,160
                                                                          ======================================

  The accompanying notes are an integral part of these financial statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     Quarter Ended March 31,
                                                                    1998                1997
                                                            --------------------------------------

Gross Sales                                                        $ 6,208,948          $6,261,126
Less Excise Taxes                                                      359,767             456,984
                                                            --------------------------------------
Net Sales                                                            5,849,181           5,804,142
Cost of Sales                                                        4,757,583           4,279,132
                                                            --------------------------------------
  Gross Margin                                                       1,091,598           1,525,010
Selling, General and Administrative Expenses                         2,157,190           2,161,695
                                                            --------------------------------------
Operating Loss                                                      (1,065,592)           (636,685)
Other Income, net                                                       84,485              85,102
                                                            --------------------------------------
Loss Before Income Taxes                                              (981,107)           (551,583)
Benefit for Income Taxes                                               345,779             189,466
                                                            --------------------------------------
Net Loss                                                           $  (635,328)         $ (362,117)
                                                            ======================================
Basic and Diluted Net Loss per Share                                    $(0.08)             $(0.04)
                                                            ======================================
Weighted Average Shares Outstanding                                  8,209,862           8,204,656
                                                            ======================================
  Beer Barrels Shipped                                                  23,800              28,200
                                                            ======================================
  Soda Barrels Shipped                                                   5,800               1,300
                                                            ======================================

  The accompanying notes are an integral part of these financial statements.

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Quarter Ended March 31,
                                                                             1998                1997
                                                                     ---------------------------------------
OPERATING ACTIVITIES:
    Net Loss                                                                $ (635,328)         $  (362,117)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                          780,891              500,058
        Gain on sales of fixed assets                                           (9,745)             (37,534)
        Deferred income taxes                                                 (612,108)              83,666
        Realized loss on investments                                                --              101,244
        Deferred rent                                                           52,743               68,969
        Restructuring charge                                                  (149,240)                  --
Changes in operating assets and liabilities:
        Accounts receivable                                                   (140,075)            (593,551)
        Inventories                                                            (33,101)             (95,410)
        Prepaid expenses and other                                             (66,490)            (277,334)
        Income taxes receivable/payable                                        265,449             (282,699)
        Accounts payable and accrued expenses                                  462,882             (237,006)
        Refundable deposits                                                    (27,206)              16,238
                                                                     ---------------------------------------
            Net cash used in operating activities                             (111,328)          (1,115,476)
                                                                     ---------------------------------------
INVESTING ACTIVITIES:
        Acquisition of Thomas Kemper Soda Company                                   --             (562,065)
        Acquisitions of fixed assets                                          (497,897)          (3,786,054)
        Proceeds from sales of fixed assets                                     92,898               57,500
        Payments on deposits                                                    (4,687)                  --
        Purchases of investments                                                    --           (4,055,317)
        Redemptions and sales of investments                                        --            9,750,519
                                                                     ---------------------------------------
            Net cash (used in) provided by investing activities               (409,686)           1,404,583
                                                                     ---------------------------------------
FINANCING ACTIVITIES:
        Proceeds from the sale of common stock                                   5,526                9,731
        Principal payments on Thomas Kemper
          Soda long-term debt                                                       --             (186,240)

        Principal payments on Thomas Kemper
          Soda capital leases                                                       --             (196,149)
                                                                     ---------------------------------------
            Net cash provided by (used in) financing activities                  5,526             (372,658)
                                                                     ---------------------------------------
Decrease in cash and cash equivalents                                         (515,488)             (83,551)
Cash and cash equivalents at beginning of period                             5,393,251              300,487
                                                                     ---------------------------------------
Cash and cash equivalents at end of period                                  $4,877,763          $   216,936
                                                                     =======================================

   The accompanying notes are an integral part of these financial statements.

                             PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the "Company"), a Washington corporation was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid manufactures a line of hand-crafted sodas under the Thomas Kemper Soda Company label. As of March 31, 1998, the Company's products were distributed in 31 states, the District of Columbia and Canada. The Company operates two restaurants adjacent to its breweries under the Pyramid Alehouse brand.

     The accompanying condensed financial statements have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the historical information contained herein, the matters described may contain forward-looking statements that involve risks and uncertainties, including those described under the caption entitled "Risk Factors and Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission, and elsewhere in the Company's periodic reports. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2.   COMPREHENSIVE INCOME:

     The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" effective January 1, 1998. There were no significant items of comprehensive income in the quarters ended March 31, 1998 and 1997.

3.   INVENTORIES:

                                                     March 31,    December 31,
                                                       1998           1997
                                                     ----------   ------------
Raw Materials....................................    $  622,812    $  558,591
Finished Goods...................................       521,045       552,165
                                                     ----------    ----------
                                                     $1,143,857    $1,110,756
                                                     ==========    ==========

  Raw materials primarily include ingredients, flavorings and packaging materials, as well as beer held in fermentation prior to the filtration and packaging process. Finished goods include primarily product ready for shipment, as well as promotional merchandise held for sale.

4.   FIXED ASSETS:

                                                      March 31,    December 31,
                                                        1998          1997
                                                     -----------   ------------
Brewery and retail equipment.....................    $16,815,548   $16,528,319
Furniture and fixtures...........................        688,635       617,009
Leasehold improvements...........................     13,626,736    13,594,538
Assets held for sale.............................        559,690       559,690
                                                     -----------   -----------
                                                      31,690,609    31,299,556
Less accumulated depreciation....................     (3,215,462)   (2,699,481)
                                                     -----------   -----------
                                                     $28,475,147   $28,600,075
                                                     ===========   ===========

5.   THOMAS KEMPER SODA COMPANY ACQUISITION:

     In March 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of Thomas Kemper Soda Company, a manufacturer of premium sodas located in Seattle, Washington. The total purchase price was $1.7 million. The purchase price was paid with approximately $562,000 in cash during the first quarter of 1997, approximately $14,000 in cash during the second quarter of 1997 and the assumption of approximately $1,138,000 of liabilities at the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair value at the date of acquisition. The excess purchase price over the estimated fair values of the assets acquired was $802,513 and will be amortized over 10 years. The results of the acquired business have been included in the statement of income since the date of acquisition.

6.   COMMITMENTS AND CONTINGENCIES:

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

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

                                                                      Quarter Ended
                                                                         March 31,
                                                                      -------------
                                                                   % of                         % of
                                                     1998        Net Sales        1997        Net Sales
                                                 -----------     ---------     ----------     ---------
Gross sales................................      $ 6,208,948                   $6,261,126
Less excise taxes..........................          359,767                      456,984
                                                 -----------                   ----------
Net sales..................................        5,849,181       100.0        5,804,142       100.0
Cost of sales..............................        4,757,583        81.3        4,279,132        73.7
                                                 -----------       -----       ----------       -----
Gross margin...............................        1,091,598        18.7        1,525,010        26.3
Selling, general and administrative........        2,157,190        37.0        2,161,695        37.3
                                                 -----------       -----       ----------       -----
Operating loss.............................       (1,065,592)      (18.3)        (636,685)      (11.0)
Other income, net..........................           84,485         1.4           85,102         1.5
                                                 -----------       -----       ----------       -----
Loss before income taxes...................         (981,107)      (16.9)        (551,583)       (9.5)
Benefit for  income taxes..................          345,779         5.9          189,466         3.3
                                                 -----------       -----       ----------       -----
Net loss...................................      $  (635,328)      (11.0)      $ (362,117)       (6.2)
                                                 ===========       =====       ==========       =====

Basic and diluted net loss per share.......           $(0.08)                      $(0.04)
                                                 ===========                   ==========
Weighted  average shares outstanding.......        8,209,862                    8,204,656
                                                 ===========                   ==========
OPERATING DATA (IN BARRELS):
Beer barrels shipped.......................           23,800                       28,200
                                                 ===========                   ==========
Soda barrels shipped.......................            5,800                        1,300
                                                 ===========                   ==========
Production capacity at period end..........          172,000                      273,000
                                                 ===========                   ==========

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

     Gross Sales. Gross sales were $6,209,000 in the first quarter of 1998 against $6,261,000 in the same quarter of 1997. This small decrease in gross sales was the net result of a decline in wholesale sales of craft beers offset by increased sales of soda products and higher restaurant sales. Sales of Thomas Kemper Soda products, which were acquired in March 1997, increased by $586,000 to $755,000 compared with the incomplete period in the prior year. Retail sales increased from $1,388,000 to $1,450,000 due to the full quarter effect of the Company's second alehouse in Berkeley, California which opened on February 1, 1997. Wholesale beer sales decreased 16.7% to $4.0 million in first quarter ended March 31, 1998 from $4.8 million in the first quarter ended March 31, 1997 due to a 15.6% volume decrease to 23,800 barrels from 28,200 barrels. The volume decreases were primarily attributable both to a decline in the Thomas Kemper lager brand and to lower sales in areas outside the western and southwestern states.

     Excise Taxes. Excise taxes were 5.8% and 7.3% of gross sales for the quarters ended March 31, 1998 and 1997, respectively. Excise taxes were lower as a percentage of gross sales in the first quarter of 1998 due to a slightly lower average federal excise tax rate resulting from lower beer barrels shipped during the quarter ended March 31, 1998 and a greater proportion of retail and soda sales which do not bear excise taxes.

     Gross Margin. Gross margin decreased 28.4% to $1,092,000 in the first quarter of 1998 from $1,525,000 in the same quarter of 1997. Gross margin as a percentage of net sales declined to 18.7% in the quarter ended March 31, 1998 from 26.3% in the same quarter of 1997. This decrease as a percentage of net sales was due to higher fixed and semi-fixed costs, including increases in depreciation, amortization and the lower level of beer sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2.1 million and 37.0% of net sales for the quarters ended March 31, 1998 and 1997.

     Other Income, net. Other income, net was approximately $85,000 and 1.5% of net sales for the quarters ended March 31, 1998 and 1997.

     Net Loss. The Company reported a net loss of $635,328 for the first quarter ended March 31, 1998 compared to a net loss of $362,117 in the same quarter of the prior year. The increase in net loss was primarily the result of a lower gross margin on wholesale beer sales.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had working capital of $5.9 million compared to $6.5 million at December 31, 1997 and $10.6 million at December 31, 1996. The working capital balance resulted primarily from the net unused proceeds of the Offering and cash flow from operations.

     Net cash used in operating activities during the first quarter of 1998 was approximately $111,000 due primarily to the net loss for the quarter partially offset by depreciation and ammortization. Net cash used in investing activities for the three month period ended March 31, 1998 was $410,000, resulting from funds used to purchase system software and installation of soda production equipment at the Berkeley Brewery.

     The Company has a $15.0 million line of credit (the Line of Credit) for short-term operating needs. The Line of Credit revolves through April 30, 1999, during which time the payments are interest only. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 100 basis points. Up to $5 million of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 125 basis points.

     Future capital requirements may vary depending on such factors as real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures in 1998 are expected to be less than 1997 expenditures. Planned projects include the continued upgrading of brewery equipment and facilities in the Seattle Brewery and the installation of a new computer system. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs during 1998.

     The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash on-hand, cash flow from operations and, to the extent required and available, additional bank borrowings.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

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

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are filed as part of this report.

     27   Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     None filed during the quarter ended MARCH 31, 1998.

Items 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 14, 1998.

                                       PYRAMID BREWERIES INC.

                                       By:       /s/ RICHARD DENMARK
                                           -------------------------------
                                           Richard Denmark, Vice President
                                           and Chief Financial Officer

DATE:  May 14, 1998

                                 EXHIBIT INDEX

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
  27         Financial Data Schedule