Form 10-Q
period 1998-06-30
PYRAMID BREWERIES INC
filed 1998-08-13
CIK 1001917

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                   FORM 10-Q
                              ____________________


(MARK ONE)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM _______________ TO______________.


                        COMMISSION FILE NUMBER 0-27116


                            PYRAMID BREWERIES INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         WASHINGTON                                       91-1258355
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


                           91 SO. ROYAL BROUGHAM WAY
                               SEATTLE WA 98134
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 682-8322, EXT. 214

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     Common Stock, par value of $.01 per share: 8,211,453 shares of Common Stock outstanding as of June 30, 1998

                  Pages 1 of 13 sequentially numbered pages.

                            PYRAMID BREWERIES INC.

                                   FORM 10-Q

          FOR THE QUARTERLY AND SIX MONTH PERIOD ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)
          Balance Sheets
            June 30, 1998 and December 31, 1997......................................    3
          Statements of Operations
            Three Month and Six Month periods ended June 30, 1998 and 1997...........    4
          Statements of Cash Flows
            Six Month periods ended June 30, 1998 and 1997...........................    5
          Notes to Financial Statements..............................................    6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................    8

PART II   OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K...........................................   10

          SIGNATURE..................................................................   11

          EXHIBIT INDEX..............................................................   12
          Exhibit 27.................................................................   13

PART I

                        ITEM 1 -- FINANCIAL STATEMENTS

                            PYRAMID BREWERIES INC.

                                BALANCE SHEETS
                                  (UNAUDITED)

                                                                           June 30,       December 31,
                                                                             1998             1997
                                                                        -----------       ------------
CURRENT ASSETS:
     Cash and cash equivalents                                          $ 4,888,787        $ 5,393,251
     Accounts receivable, net                                             1,856,205          1,291,681
     Inventories                                                          1,124,320          1,110,756
     Income taxes receivable                                                     --            250,071
     Current portion of deferred income
       taxes                                                                657,864            364,662
     Prepaid expenses and other                                             468,567            562,602
                                                                        -----------        -----------
           Total current assets                                           8,995,743          8,973,023
                                                                        -----------        -----------
Fixed assets, net                                                        28,087,186         28,600,075
Deferred income taxes                                                       367,188            101,449
Other assets                                                                909,596          1,072,613
                                                                        -----------        -----------
           Total assets                                                 $38,359,713        $38,747,160
                                                                        ===========        ===========

CURRENT LIABILITIES:
     Accounts payable                                                   $   888,783        $   703,926
     Accrued expenses                                                     1,127,279            941,303
     Refundable deposits                                                    493,165            474,700
     Restructuring reserve                                                   11,106            354,148
                                                                        -----------        -----------
           Total current liabilities                                      2,520,333          2,474,077
     Deferred rent                                                          692,599            573,589
                                                                        -----------        -----------
           Total liabilities                                              3,212,932          3,047,666
                                                                        -----------        -----------
     Preferred stock, 10,000,000 shares authorized,
       none issued                                                               --                 --
     Common stock, $.01 par value; 40,000,000 shares authorized,
       8,211,453 and 8,207,438 shares issued and outstanding                 82,115             82,074
     Additional paid-in capital                                          35,023,738         35,014,551
     Retained earnings                                                       40,928            602,869
                                                                        -----------        -----------
     Total stockholders' equity                                          35,146,781         35,699,494
                                                                        -----------        -----------
     Total liabilities and stockholders' equity                         $38,359,713        $38,747,160
                                                                        ===========        ===========

       The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                       1998              1997               1998               1997
                                                    ----------        ----------         -----------        -----------
Gross sales..................................       $7,510,552        $8,386,375         $13,719,500        $14,647,501
Less excise taxes............................          487,556           560,912             847,323          1,017,895
                                                    ----------        ----------         -----------        -----------
  Net sales..................................        7,022,996         7,825,463          12,872,177         13,629,606
Cost of sales................................        5,182,756         5,722,243           9,940,339         10,001,376
                                                    ----------        ----------         -----------        -----------
  Gross margin...............................        1,840,240         2,103,220           2,931,838          3,628,230
Selling, general and administrative
 expenses....................................        2,024,850         2,040,104           4,182,040          4,201,799
                                                    ----------        ----------         -----------        -----------
Operating (loss) income......................         (184,610)           63,116          (1,250,202)          (573,569)
Other income, net............................          324,279            45,933             408,764            131,035
                                                    ----------        ----------         -----------        -----------
Income (loss) before income taxes............          139,669           109,049            (841,438)          (442,534)
Benefit (provision) for income taxes.........          (66,282)          (40,784)            279,497            148,682
                                                    ----------        ----------         -----------        -----------
Net income (loss)............................       $   73,387        $   68,265         $  (561,941)       $  (293,852)
                                                    ==========        ==========         ===========        ===========
Basic and diluted net income (loss) per share       $     0.01        $     0.01         $     (0.07)       $     (0.03)
                                                    ==========        ==========         ===========        ===========
Weighted average common shares
 outstanding.................................        8,211,055         8,207,935           8,210,156          8,206,296
                                                    ==========        ==========         ===========        ===========
Beer barrels shipped.........................           29,200            33,300              53,000             61,500
                                                    ==========        ==========         ===========        ===========
Soda barrels shipped.........................            7,500             7,200              13,300              8,500
                                                    ==========        ==========         ===========        ===========
Total barrels shipped...........................        36,700            40,500              66,300             70,000
                                                    ==========        ==========         ===========        ===========

        The accompanying notes are an integral part of these statements

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Six Months Ended June 30,
                                                                       1998              1997
                                                                   ------------------------------
OPERATING ACTIVITIES
  Net Loss                                                         $  (561,941)      $   (293,852)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                                    1,442,647          1,357,991
    Loss (gain) on sale of fixed assets                                 (1,971)             4,187
    Deferred income taxes                                             (558,941)           196,715
    Realized loss on investments                                            --            153,313
    Deferred rent                                                      119,010            146,077
    Restructuring reserve                                             (343,042)                --
  Changes in operating assets and liabilities:
    Accounts receivable                                               (564,524)          (473,588)
    Inventories                                                        (13,564)          (245,385)
    Prepaid expenses and other                                        (117,654)          (330,925)
    Income taxes receivable                                            250,071           (364,011)
    Accounts payable and accrued expenses                              370,833           (292,185)
    Refundable deposits                                                 18,465            159,156
                                                                   -----------         ----------
      Net cash provided by operating activities                         39,389             17,493
                                                                   -----------         ----------
INVESTING ACTIVITIES
    Acquisition of Thomas Kemper Soda Company                               --           (575,802)
    Acquisitions of fixed assets                                      (746,224)        (5,498,771)
    Proceeds from sales of fixed assets                                193,143            269,443
    Purchases of investments                                                --         (5,705,317)
    Redemptions and sales of investments                                    --         12,167,790
                                                                   -----------         ----------
      Net cash (used in) provided by investing activities             (553,081)           657,343
                                                                   -----------         ----------
FINANCING ACTIVITIES
    Proceeds from the sale of common stock                               9,228              9,731
    Principal payments on Thomas Kemper
     Soda long-term debt                                                    --           (186,240)
    Principal payments on Thomas Kemper
     Soda capital leases                                                    --           (196,149)
                                                                   -----------         ----------
      Net cash provided by (used in) financing activities                9,228           (372,658)
                                                                   -----------         ----------
Increase (decrease) in cash and cash
 equivalents                                                          (504,464)           302,178
Cash and cash equivalents at beginning of period                     5,393,251            300,487
                                                                   -----------         ----------
Cash and cash equivalents at end of period                         $ 4,888,787         $  602,665
                                                                   ===========         ==========


       The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the "Company"), a Washington corporation was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid manufactures a line of hand-crafted sodas under the Thomas Kemper Soda Company label which are sold primarily in Washington, Oregon and California. As of June 30, 1998, the Company's products were distributed in 32 states, the District of Columbia and Canada. The Company operates two restaurants adjacent to its breweries under the Pyramid Brewery & Alehouse brand.

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

2.   COMPREHENSIVE INCOME:

     The Company has adopted the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" effective January 1, 1998. There were no significant items of comprehensive income in the six month periods ended June 30, 1998 and 1997.

3.   INVENTORIES:

                                        JUNE 30,    DECEMBER 31,
                                          1998         1997
                                      ----------    ------------
            Raw Materials...........  $  627,266     $  558,591
            Finished Goods..........     497,054        552,165
                                      ----------     ----------
                                      $1,124,320     $1,110,756
                                      ==========     ==========

     Raw materials primarily include ingredients, flavorings and packaging materials, as well as beer held in fermentation prior to the filtration and packaging process. Finished goods include primarily product ready for shipment, as well as promotional merchandise held for sale.

4.   FIXED ASSETS:

                                             JUNE 30,      DECEMBER 31,
                                               1998            1997
                                            -----------    ------------
      Brewery and retail equipment.....     $17,063,607     $16,528,319
      Furniture and fixtures...........         734,869         617,009
      Leasehold improvements...........      13,638,244      13,594,538
      Assets held for sale.............         387,484         559,690
                                            -----------     -----------
                                             31,824,204      31,299,556
      Less accumulated depreciation....      (3,737,018)     (2,699,481)
                                            -----------     -----------
                                            $28,087,186     $28,600,075
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

6.   COMMITMENTS AND CONTINGENCIES:

     In June 1996, the Company, certain of its directors, former directors and officers, were named as defendants in a securities class action lawsuit, Steckman v. Hart Brewing Inc., et al., Case No. 961077, U.S. District Court, Southern District of California. The lawsuit alleged that the prospectus for the Company's December 1995 initial public offering failed to disclose certain material information. In June 1998, the court entered an order and judgment dismissing this lawsuit. The Company's insurance carrier refunded expenditures on legal costs up to the deductible limit on the policy of $250,000. This was offset by non-related legal expenses incurred in this quarter.

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

SELECTED UNAUDITED OPERATING DATA


                                                         THREE MONTHS ENDED JUNE 30,
                                                         --------------------------
                                                                  % OF                                % OF
                                                 1998           NET SALES            1997          NET SALES
                                            ------------       ----------       -----------        ---------
Gross sales..........................        $7,510,552                           $8,386,375
Less excise taxes....................           487,556                              560,912
                                            -----------                          ----------
Net sales............................         7,022,996             100.0          7,825,463            100.0
Cost of sales........................         5,182,756              73.8          5,722,243             73.1
                                            -----------               ---         ---------               ---
Gross margin.........................         1,840,240              26.2          2,103,220             26.9
Selling, general and administrative..         2,024,850              28.8          2,040,104             26.1
                                            -----------               ---          ---------              ---
Operating loss.......................          (184,610)             (2.6)            63,116              0.8
Other income, net....................           324,279               4.6             45,933              0.6
                                            -----------               ---          ---------              ---
Income before income taxes...........           139,669               2.0            109,049              1.4
Provision for  income taxes..........           (66,282)             (1.0)           (40,784)            (0.5)
                                            -----------               ---          ---------              ---
Net income...........................        $   73,387               1.0        $    68,265              0.9
                                            ===========               ===         ==========              ===
Basic and diluted net income per
 share...............................        $     0.01                          $      0.01
                                            ===========                           ==========
Weighted  average common shares
 outstanding.........................         8,211,055                            8,207,935
                                            ===========                           ==========
OPERATING DATA (IN BARRELS):
Beer barrels shipped.................            29,200                               33,300
                                            ===========                           ==========
Soda barrels shipped.................             7,500                                7,200
                                            ===========                           ==========
Total barrels shipped................            36,700                               40,500
                                            ===========                           ==========
Annual beer production capacity
 at period end.......................           172,000                              267,000
                                            ===========                           ==========

                                                         SIX MONTHS ENDED JUNE 30,
                                                                   % OF                               % OF
                                                 1998           NET SALES            1997           NET SALES
                                             ------------      ----------        ------------      -----------
Gross sales..........................        $ 13,719,500                        $ 14,647,501
Less excise taxes....................             847,323                           1,017,895
                                              -----------                         -----------
Net sales............................          12,872,177            100.0         13,629,606            100.0
Cost of sales........................           9,940,339             77.2         10,001,376             73.4
                                              -----------            -----        -----------            -----
Gross margin........................            2,93l,838             22.8          3,628,230             26.6
Selling, general and administrative..           4,182,040             32.6          4,201,799             30.8
                                              -----------            -----        -----------            -----
Operating loss.......................          (1,250,202)            (9.8)          (573,569)            (4.2)
Other income, net....................             408,764              3.2            131,035              1.0
                                              -----------            -----        -----------            -----
Loss before income taxes.............            (841,438)            (6.6)          (442,534)            (3.2)
Benefit for income taxes.............             279,497              2.2            148,682              1.0
                                              -----------            -----        -----------            -----
Net loss.............................        $   (561,941)            (4.4)      $   (293,852)            (2.2)
                                              ===========            =====        ===========            =====
Basic and diluted net loss per
 share...............................        $      (0.07)                       $      (0.03)
                                              ===========                         ===========
Weighted  average common
 shares outstanding..................           8,210,156                           8,206,296
                                              ===========                         ===========
OPERATING DATA (IN BARRELS):
Beer barrels shipped.................              53,000                              61,500
                                              ===========                         ===========
Soda barrels shipped.................              13,300                               8,500
                                              ===========                         ===========
Total barrels shipped................              66,300                              70,000
                                              ===========                         ===========
Annual beer production capacity
 at period end.......................             172,000                             267,000
                                              ===========                         ===========

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

     Gross Sales. Gross sales decreased by 10.4% to $7,511,000 for the second quarter ended June 30, 1998 from $8,386,000 in the same quarter of the prior year. This decrease in gross sales was mainly the result of a decline in wholesale craft beer sales and lower retail sales from the alehouses. These decreases were partially offset by increased quarterly sales of Thomas Kemper Sodas to $988,000 from $956,000 for the same quarter of the prior year. Wholesale craft beer sales decreased 12.3% to $5,019,000 for the second quarter of 1998 from $5,725,000 in the same quarter of the prior year which resulted primarily from a 12.3% decline in wholesale craft beer sales to 29,200 barrels, down from 33,300 barrels in the same quarter of the prior year. Retail sales decreased 12.3% to $1,595,000 from $1,818,000 for quarters ended June 30,1998 and 1997, respectively. The product mix shifted slightly to a higher percentage of draft sales (37% for the quarter ended June 30, 1998 versus 36% for the same quarter of the prior year) which resulted in lower sales dollars per barrel sold. Management expects the trend of a lower level of wholesale draft beer sales to persist at least for the remainder of 1998. The Seattle Alehouse business has been adversely affected by lower attendance at Seattle Mariner baseball games and by the construction of the new baseball stadium adjacent to the Alehouse. The construction may be more disruptive over the next year and business may continue to be adversely impacted. However, the Alehouse should benefit when the new stadium opens in July of 1999. Business at the Berkeley Alehouse was also lower than the prior year due in part to poor weather in the Northern California which has affected the restaurant business.

     Excise Taxes. Excise taxes decreased to 6.9% of net sales for the second quarter ended June 30, 1998 from 7.2% of net sales in the same quarter of the prior year. The decrease in excise taxes as a percentage of net sales was due to lower average federal excise tax rate resulting from lower beer barrels shipped during the quarter ended June 30,1998.

     Gross Margin. Gross margin decreased to $1,840,000 for the second quarter ended June 30, 1998 from $2,103,000 in the same quarter of the prior year. Gross margin as a percentage of net sales declined to 26.2% for the second quarter ended June 30, 1998 from 26.9% for the same quarter of the prior year. This small decrease as a percentage of net sales was due primarily to the lower level of beer sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,024,850 and $2,040,104 for the quarters ended June 30, 1998 and 1997, respectively; however, selling, general and administrative expenses increased as a percent of net sales to 28.8% from 26.1% for the same quarter of the prior year. Current quarter selling, general and administrative expenses included non-recurring costs related to new packaging and promotional items for the Thomas Kemper beer brand and the upgrading of the company's computer systems.

     Other Income. Other income increased to $324,000 for the second quarter ended June 30, 1998 from $46,000 for the second quarter of the prior year. The increase in other income was due primarily to the successful outcome of a long-standing securities lawsuit which resulted in the Company's insurers refunding expenditures on legal costs of $250,000 in the current quarter ended June 30, 1998.

     Net Income. Net income for the quarter ended June 30,1998 was $73,000, an increase from $68,000 reported for the second quarter of the prior year. The increase in net income was due mainly to the refunded expenditures on legal costs of $250,000.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Gross Sales. Gross sales decreased 6.3% to $13,720,000 for the six month period ended June 30, 1998 from $14,648,000 in the same six month period of the prior year. This decrease in gross sales was mainly the result of a decline in wholesale craft beer sales and lower retail sales from the alehouses. These decreases were partially offset by increased sales of Thomas Kemper Sodas, acquired in March of 1997, to $1,756,000 from $1,125,000 for the same period of the prior year. Wholesale craft beer sales decreased 13.7% to $9,069,000 for the six month period ended June, 1998 from $10,508,000 in the same period of the prior year which resulted primarily from a 13.8% decline in wholesale craft beer sales to 53,000 barrels, down from 61,500 barrels in the same period of the prior year. Retail sales decreased 5.0% to $3,045,000 from $3,206,000 for six months ended June 30,1998 and 1997, respectively. The product mix shifted slightly to a lower percentage of draft sales (37% for the six months ended June 30, 1998 versus 38% for the same period of the prior year) which resulted in slightly higher sales dollars per barrel sold. Management expects the trend of a lower level of wholesale draft beer sales to persist at least for the remainder of 1998. The Seattle Alehouse business has been adversely affected by lower attendance at Seattle Mariner baseball games and by the construction of the new baseball stadium adjacent to the Alehouse. The construction may be more disruptive over the next year and business may continue to be adversely impacted. However, the Alehouse should benefit when the new stadium opens in July of 1999. Business at the Berkeley Alehouse was also lower than the prior year due in part to poor weather in the Northern California which has affected the restaurant business.

     Excise Taxes. Excise taxes decreased to 6.6% of net sales for the six month period ended June 30, 1998 from 7.5% of net sales for the same six month period of the prior year. The decrease in excise taxes as a percentage of net sales was due primarily to lower average federal excise tax rate resulting from lower beer barrels shipped and a greater proportion of soda sales which do not bear excise tax during the six month period ended June 30,1998.

     Gross Margin. Gross margin decreased to $2,932,000 for the six month period ended June 30, 1998 from $3,628,000 for the same six month period of the prior year. Gross margin as a percentage of net sales declined to 22.8% for the six month period ended June 30, 1998 from 26.6% for the same six month period of the prior year. This decrease as a percentage of net sales was due to the lower level of beer sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4,182,000 and $4,202,000 for the six month periods ended June 30, 1998 and 1997, respectively; however, selling, general and administrative expenses increased as a percent of net sales to 32.6% from 30.8% for the same six month period of the prior year. This increase was the result of a sustained level of advertising and promotional expenditures compared to a lower level of net sales.

     Other Income, net. Other income, net increased to $409,000 for the six month period ended June 30,1998 from $131,000 for the same six month period of the prior year. The increase in other income was due primarily to the successful outcome of a long-standing securities lawsuit which resulted in the Company's insurers refunding expenditures on legal costs of $250,000 in the current six month period ended June 30, 1998.

     Net Loss. The net loss for the six month period ended June 30, 1998 was ($562,000), as compared to net loss of ($294,000) reported for the same period of the prior year. The increase in net loss was primarily the result of a lower gross margin from wholesale beer sales.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had working capital of $6,475,000 compared to $6,499,000 at December 31, 1997. The working capital balance resulted primarily from the net unused proceeds of the Offering and cash flow from operations.

     Net cash provided by operating activities during the period ended June 30, 1998 was approximately $40,000 due primarily to the net income for the quarter. Net cash used in investing activities for the period ended June 30, 1998 was $553,000. Funds were used mainly to purchase system software and to complete the installation of soda production equipment at the Berkeley Brewery.

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

     Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands, and real estate in the markets selected for future expansion. Capital expenditures in 1998 are expected to be less than 1997 expenditures. Planned projects include the continued upgrading of brewery equipment and facilities in the Seattle Brewery and the installation of a new computer system. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs during 1998.

     The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash on-hand, cash flow from operations and, to the extent required and available, additional bank borrowings.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

     Pyramid Breweries Inc. does not provide forecasts of future financial performance. However this report does contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. There are numerous important factors that could cause results to differ materially from those anticipated by some of the statements made by the Company. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings including its Form 10-K for the year ended December 31, 1997.

PART II. -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     A shareholder who intends to present a proposal at the Company's next annual meeting, other than pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, must provide the Company notice of such intention by at least April 7, 1999, or mangement of the Company will have discretionary voting authority at the 1999 annual meeting with respect to such proposal without any discussion of the matter in the Company's proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are filed as part of this report.

     3.1*  Amended and Restated Articles of Incorporation

     3.2*  Amended and Restated Bylaws

     27     Financial Data Schedule

     *Incorporated by reference to the exhibits filed as part of the Company's
      Registration Statement on Form S-1 (File No. 33-97834).

(B)  REPORTS ON FORM 8-K

     None filed during the quarter ended June 30, 1998.

ITEMS 1,2,3 and 4 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 13, 1998.

                                       PYRAMID BREWERIES INC.



                                       By:       /s/ RICHARD DENMARK
                                            -------------------------------
                                            Richard Denmark, Vice President
                                            and Chief Financial Officer

DATE:  August 13, 1998

                                 EXHIBIT INDEX

EXHIBIT
  NO.      DESCRIPTION
           -----------
  27       Financial Data Schedule