Form 10-Q
period 1998-09-30
PYRAMID BREWERIES INC
filed 1998-11-16
CIK 1001917

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                   FORM 10-Q
                                ________________
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO______________.

                         COMMISSION FILE NUMBER 0-27116
                                ________________

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

  Common Stock, par value of $.01 per share: 8,214,887 shares of Common Stock outstanding as of September 30, 1998

                   Pages 1 of 15 sequentially numbered pages.

================================================================================

                             PYRAMID BREWERIES INC.

                                   FORM 10-Q

       FOR THE QUARTERLY AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----

PART I               FINANCIAL INFORMATION
Item 1.              Financial Statements (unaudited)
                     Balance Sheets
                       September 30, 1998 and December 31, 1997...............................      3
                     Statements of Operations
                       Three Month and Nine Month periods ended September 30, 1998 and 1997...      4
                     Statements of Cash Flows
                       Nine Month periods ended September 30, 1998 and 1997...................      5
                     Notes to Financial Statements.............................................     6
Item 2.              Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...............................................     8

PART II              OTHER INFORMATION
Item 5               Other Information                                                             11
Item 6.              Exhibits and Reports on Form 8-K...........................................   12

                     SIGNATURE..................................................................   13

                     EXHIBIT INDEX..............................................................   14
                     Exhibit 27.................................................................   15

PART I.

                         Item 1 -- FINANCIAL STATEMENTS

                             PYRAMID BREWERIES INC.

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             September 30,        December 31,
                                                                                 1998                 1997
                                                                     ---------------------------------------------
  Current assets:
      Cash and cash equivalents                                              $ 5,974,002          $ 5,393,251
      Accounts receivable, net                                                 1,310,078            1,291,681
      Inventories                                                              1,351,128            1,110,756
      Income taxes receivable                                                    380,604              250,071
      Current portion of deferred income                                         351,614              364,662
      taxes
      Prepaid expenses and other                                                 401,900              562,602
                                                                           ----------------------------------
         Total current assets                                                  9,769,326            8,973,023
                                                                           ----------------------------------
  Fixed assets, net                                                           27,715,540           28,600,075
  Deferred income taxes                                                          390,962              101,449
  Other assets                                                                   887,292            1,072,613
                                                                           ----------------------------------
         Total assets                                                        $38,763,120          $38,747,160
                                                                           ==================================


  Current Liabilities:
      Accounts payable                                                       $ 1,171,505          $   703,926
      Accrued expenses                                                         1,447,475              941,303
      Refundable deposits                                                        465,861              474,700
      Restructuring reserve                                                       37,558              354,148
                                                                           ----------------------------------
         Total current liabilities                                             3,122,399            2,474,077
  Deferred rent                                                                  721,351              573,589
                                                                           ----------------------------------
         Total liabilities                                                     3,843,750            3,047,666
                                                                           ----------------------------------

  Preferred stock, 10,000,000 shares authorized,
      none issued                                                                     --                   --
  Common stock, $.01 par value; 40,000,000 shares authorized,
      8,214,887 and 8,207,438 shares issued                                       82,149               82,074
      and outstanding
  Additional paid-in capital                                                  35,031,155           35,014,551
  Retained  (deficit) earnings                                                  (193,934)             602,869
                                                                          -----------------------------------
  Total stockholders' equity                                                  34,919,370           35,699,494
                                                                          -----------------------------------
  Total liabilities and stockholders' equity                                 $38,763,120          $38,747,160
                                                                          ===================================

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended                   NINE MONTHS ENDED
                                                             September 30,                       September 30,
                                                          1998            1997                1998            1997
                                                      -------------   ------------        -------------    ------------
Gross sales...................................           $7,183,862     $8,466,411          $20,903,362     $23,113,912
Less excise taxes.............................              425,799        577,164            1,273,122       1,595,059
                                                         ----------     ----------          -----------     -----------
   Net sales..................................            6,758,063      7,889,247           19,630,240      21,518,853
Cost of sales.................................            5,190,131      5,946,202           15,130,470      15,947,578
                                                         ----------     ----------          -----------     -----------
    Gross margin..............................            1,567,932      1,943,045            4,499,770       5,571,275
Selling, general and administrative
  expenses....................................            1,982,401      2,085,668            6,164,441       6,287,467
                                                         ----------     ----------          -----------     -----------
Operating loss................................             (414,469)      (142,623)          (1,664,671)       (716,192)
Other income (expense), net...................               95,077       (121,226)             503,841           9,809
                                                         ----------     ----------          -----------     -----------
Loss before income taxes......................             (319,392)      (263,849)          (1,160,830)       (706,383)
Benefit for Income Taxes......................               84,530         43,253              364,027         191,935
                                                         ----------     ----------          -----------     -----------
Net loss......................................           $ (234,862)    $ (220,596)         $  (796,803)    $  (514,448)
                                                         ==========     ==========          ===========     ===========

Basic and diluted net loss per share                         $(0.03)        $(0.03)              $(0.10)         $(0.06)
                                                         ==========     ==========          ===========     ===========

Weighted average common shares
  outstanding.................................            8,214,029      8,206,147            8,211,447       8,206,221
                                                         ==========     ==========          ===========     ===========

Beer barrels shipped..........................               26,900         34,300               79,900          95,800
                                                         ==========     ==========          ===========     ===========
Soda barrels shipped..........................                8,600          7,900               21,900          16,400
                                                         ==========     ==========          ===========     ===========
Total barrels shipped.........................               35,500         42,200              101,800         112,200
                                                         ==========     ==========          ===========     ===========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                1998                           1997
                                                                       ---------------------------------------------------
OPERATING ACTIVITIES
    Net loss..................................................              $  (796,803)                  $   (514,448)
    Adjustments to reconcile net loss  to
       net cash provided by operating activities:
       Depreciation and amortization..........................                2,078,771                      2,220,034
       Loss on sale of fixed assets...........................                  104,814                         67,761
       Deferred income taxes..................................                 (289,513)                       240,241
       Deferred rent..........................................                  147,762                        214,023
       Restructuring reserve..................................                 (316,590)                            --
       Amortization and realized loss
         on investments.......................................                       --                        286,087
    Changes in operating assets and liabilities:
       Accounts receivable....................................                  (18,397)                      (100,129)
       Inventories............................................                 (240,372)                      (333,665)
       Prepaid expenses and other.............................                 (152,090)                      (523,812)
       Income taxes receivable................................                 (117,485)                      (447,023)
       Accounts payable and accrued expenses..................                  973,751                        (26,710)
       Refundable deposits....................................                   (8,839)                         5,858
                                                                            -----------                   ------------
           Net cash provided by operating activities..........                1,365,009                      1,088,217

INVESTING ACTIVITIES:
    Acquisition of Thomas Kemper Soda Company.................                       --                       (575,802)
    Acquisitions of fixed assets..............................               (1,042,578)                    (6,080,883)
    Proceeds from sales of fixed assets.......................                  241,641                        557,505
    Purchases of investments..................................                       --                    (11,662,522)
    Sales and redemptions of investments......................                       --                     18,225,114
                                                                            -----------                   ------------
           Net cash (used in) provided by investing
             activities.......................................                 (800,937)                       463,412

FINANCING ACTIVITIES:
    Proceeds from the sale of common stock....................                   16,679                         20,693
    Principal payments on Thomas Kemper Soda
       long-term debt.........................................                       --                       (186,240)
    Principal payments on Thomas Kemper Soda
       capital leases.........................................                       --                       (196,149)
    Repayments to related parties.............................                       --                       (138,148)
                                                                            -----------                   ------------
           Net cash provided by (used in) financing activities                   16,679                       (499,844)
                                                                            -----------                   ------------

Increase in cash and cash equivalents.........................                  580,751                      1,051,785
Cash and cash equivalents at beginning of period..............                5,393,251                        300,487
                                                                            -----------                   ------------

Cash and cash equivalents at end of period....................              $ 5,974,002                   $  1,352,272
                                                                            ===========                   ============

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the "Company"), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid manufactures a line of hand-crafted sodas under the Thomas Kemper Soda Company label which are sold primarily in Washington, Oregon and California. As of September 30, 1998, the Company's products were distributed in 32 states and Canada. The Company operates two restaurants adjacent to its breweries under the Pyramid Brewery & Alehouse brand.

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

2.  COMPREHENSIVE INCOME:

     The Company has adopted the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" effective January 1, 1998. There were no significant items of comprehensive income in the nine month periods ended September 30, 1998 and 1997.

3. INVENTORIES:

                                             September 30,          December 31,
                                                 1998                  1997
                                          ------------------    -----------------
              Raw materials........          $  716,164            $  558,591
              Finished goods.......             634,964               552,165
                                             ----------            ----------
                                             $1,351,128            $1,110,756
                                             ==========            ==========

     Raw materials primarily include ingredients, flavorings and packaging materials, as well as beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

4.  FIXED ASSETS:

                                         September 30,         December 31,
                                             1998                 1997
                                       ----------------     -----------------
Brewery and retail equipment.......       $17,315,592          $16,528,319
Furniture and fixtures.............           829,822              617,009
Leasehold improvements.............        13,630,946           13,594,538
Assets held for sale...............           190,888              559,690
                                          -----------          -----------
                                           31,967,248           31,299,556
Less accumulated depreciation......        (4,251,708)          (2,699,481)
                                          -----------          -----------
                                          $27,715,540          $28,600,075
                                          ===========          ===========

5.  THOMAS KEMPER SODA COMPANY ACQUISITION:

     In March 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of Thomas Kemper Soda Company, a manufacturer of premium sodas located in Seattle, Washington. The total purchase price was $1,700,000. The purchase price was paid with approximately $562,000 in cash during the first quarter of 1997, approximately $14,000 in cash during the second quarter of 1997 and the assumption of approximately $1,138,000 of liabilities at the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair value at the date of acquisition. The excess purchase price over the estimated fair values of the assets acquired was $802,513 and will be amortized over 10 years. The results of the acquired business have been included in the statement of income since the date of acquisition.

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

SELECTED UNAUDITED OPERATING DATA

                                                                     Three Months Ended September 30,
                                                     -------------------------------------------------------------
                                                                            % OF                          % OF
                                                           1998           NET SALES        1997          NET SALES
                                                     ---------------   -------------   ------------    ------------
Gross sales.......................................      $7,183,862                      $8,466,411
Less excise taxes.................................         425,799                         577,164
                                                        ----------                      ----------
Net sales.........................................       6,758,063        100.0          7,889,247        100.0
Cost of sales.....................................       5,190,131         76.8          5,946,202         75.4
                                                        ----------        -----         ----------        -----
Gross margin......................................       1,567,932         23.2          1,943,045         24.6
Selling, general and administrative expenses......       1,982,401         29.3          2,085,668         26.4
                                                        ----------        -----         ----------        -----
Operating loss....................................        (414,469)        (6.1)          (142,623)        (1.8)
Other income (expense), net.......................          95,077          1.4           (121,226)        (1.5)
                                                        ----------        -----         ----------        -----
Loss before income taxes..........................        (319,392)        (4.7)          (263,849)        (3.3)
Benefit for income taxes..........................          84,530          1.2             43,253          0.5
                                                        ----------        -----         ----------        -----
Net loss..........................................      $ (234,862)        (3.5)        $ (220,596)        (2.8)
                                                        ==========        =====         ==========        =====

                                                        $    (0.03)                     $    (0.03)
Basic and diluted net loss per share..............      ==========                      ==========

Weighted  average common shares
outstanding.......................................       8,214,029                       8,206,147
                                                        ==========                      ==========

OPERATING DATA (IN BARRELS):
Beer barrels shipped..............................          26,900                          34,300
                                                        ==========                      ==========
Soda barrels shipped..............................           8,600                           7,900
                                                        ==========                      ==========
Total barrels shipped.............................          35,500                          42,200
                                                        ==========                      ==========
Annual beer production capacity at
period end........................................         172,000                         267,000
                                                        ==========                      ==========



                                                                      Nine Months Ended September 30,
                                                     -------------------------------------------------------------
                                                                            % OF                          % OF
                                                           1998           NET SALES        1997          NET SALES
                                                     ---------------   -------------   ------------    ------------

Gross sales.......................................     $20,903,362                     $23,113,912
Less excise taxes.................................       1,273,122                       1,595,059
                                                       -----------                     -----------
Net sales.........................................      19,630,240        100.0         21,518,853        100.0
Cost of sales.....................................      15,130,470         77.1         15,947,578         74.1
                                                       -----------        -----        -----------        -----
Gross margin......................................       4,499,770         22.9          5,571,275         25.9
Selling, general and administrative expenses......       6,164,441         31.4          6,287,467         29.2
                                                       -----------        -----        -----------        -----
Operating loss....................................      (1,664,671)        (8.5)          (716,192)        (3.3)
Other income, net.................................         503,841          2.5              9,809          0.0
                                                       -----------        -----        -----------        -----
Loss before income taxes..........................      (1,160,830)        (6.0)          (706,383)        (3.3)
Benefit for income taxes..........................         364,027          1.9            191,935          0.9
                                                       -----------        -----        -----------        -----
Net loss..........................................     $  (796,803)        (4.1)       $  (514,448)        (2.4)
                                                       ===========        =====        ===========        =====

Basic and diluted net loss per share..............     $     (0.10)                    $     (0.06)
                                                       ===========                     ===========

Weighted  average common shares
outstanding.......................................       8,211,447                       8,206,221
                                                       ===========                     ===========

OPERATING DATA (IN BARRELS):
Beer barrels shipped..............................          79,900                          95,800
                                                       ===========                     ===========
Soda barrels shipped..............................          21,900                          16,400
                                                       ===========                     ===========
Total barrels shipped.............................         101,800                         112,200
                                                       ===========                     ===========
Annual beer production capacity at
                                                           172,000                         267,000
period end........................................     ===========                     ===========

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

     Gross Sales. Gross sales decreased by 15.1% to $7,184,000 for the third quarter ended September 30, 1998 from $8,466,000 in the same quarter of the prior year. The decrease resulted primarily from a 23.9% decrease in wholesale craft beer sales to $4,377,000 for the third quarter of 1998 from $5,749,000 in the same quarter of the prior year due mainly to a 21.6% volume decrease and an increase in the proportion of draft beer sales. The product mix shifted to a higher percentage of draft sales (38.8% for the quarter ended September 30, 1998 versus 35.1% for the same quarter of the prior year) which resulted in lower sales dollars per barrel sold. Depletions by the company's wholesalers were down less than the decline in shipments in the quarter and management believes that a significant portion of the decline in shipments is accounted for by inventory adjustments downstream.

     Excise Taxes. Excise taxes decreased to 6.3% of net sales for the third quarter ended September 30, 1998 from 7.3% of net sales in the same quarter of the prior year. The decrease in excise taxes as a percentage of net sales was due to a lower average federal excise tax rate during the quarter ended September 30, 1998.

     Gross Margin. Gross margin decreased to $1,568,000 for the third quarter ended September 30, 1998 from $1,943,000 in the same quarter of the prior year. Gross margin as a percentage of net sales declined to 23.2% for the third quarter ended September 30, 1998 from 24.6% for the same quarter of the prior year. This decrease as a percentage of net sales was due primarily to the application of certain fixed and semi-fixed costs to the lower level of sales volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,982,000, or 29.3% of net sales, for the third quarter ended September 30, 1998 from $2,086,000, or 26.4% of net sales, for the same quarter of the prior year. This decrease resulted from the decision, made last year, to refocus marketing resources on the West Coast. The savings were offset in the current quarter by non-recurring costs related to the upgrading of the company's computer systems, legal expenses and other expenses.

     Other Income (Expense), net. The Company incurred other income (net of other expense) of $95,000 for the third quarter ended September 30, 1998 as compared to other expense of $121,000 reported for the third quarter of the prior year. The increase in other income was due primarily to the elimination of bond premium amortization expense during 1997.

     Net Loss. The Company reported a net loss for the quarter ended September 30, 1998 of $235,000 as compared to a net loss of $221,000 reported for the third quarter of the prior year. The increase in net loss was primarily the result of the decrease in gross margin and non-recurring charges including legal expenses, computer software costs and other one-time adjustments.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Gross Sales. Gross sales decreased by 9.6% to $20,903,000 for the nine month period ended September 30, 1998 from $23,114,000 in the same nine month period of the prior year. This decrease was partially offset by increased sales of Thomas Kemper Sodas, acquired in March of 1997, to $2,826,000 from $2,157,000 for the same nine month period of the prior year. Gross wholesale craft beer sales decreased 17.0% to $13,332,000 from $16,072,000 for the same nine month period of the prior year due to a 16.6% volume decrease and an increase in the proportion of draft beer sales. The product mix shifted to a higher percentage of draft sales (37.8% as of September 30, 1998 versus 36.9% as of September 30, 1997) which resulted in lower sales dollars per barrel sold.

     Excise Taxes. Excise taxes decreased to 6.5% of net sales for the nine month period ended September 30, 1998 from 7.4% of net sales for the same nine month period of the prior year. The decrease in excise taxes as a percentage of net sales was due primarily to lower average federal excise tax rate resulting from lower beer barrels shipped during the nine month period ended September
30, 1998 and a greater proportion of restaurant and soda sales which do not bear excise tax.

      Gross Margin. Gross margin decreased to $4,500,000 for the nine month period ended September 30, 1998 from $5,571,000 for the same nine month period of the prior year. Gross margin as a percentage of net sales declined to 22.9% for the nine month period ended September 30, 1998 from 25.9% for the same nine month period of the prior year. This decrease as a percentage of net sales was due primarily to the application of certain fixed and semi-fixed costs to the lower level of sales volumes.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $6,164,000, or 31.4% of net sales, for the nine month period ended September 30, 1998 from $6,287,000, or 29.2% of net sales, for the same nine month period of the prior year. This decrease resulted from the decision, made last year, to realign operations and refocus marketing resources to the West Coast. The savings were offset in the current year by non-recurring costs related to the upgrading of the company's computer system, legal expenses and other expenses.

     Other Income. Other income increased to $504,00 for the nine month period ended September 30,1998 from $10,000 for the same nine month period of the prior year. The increase in other income was due primarily to the successful outcome of a long-standing securities lawsuit which resulted in the Company's insurers refunding expenditures on legal costs of $250,000 in the second quarter ended June 30, 1998 and the elimination of bond premium amortization expense during 1997 of $289,000.

     Net Loss. The net loss for the nine month period ended September 30, 1998 was $797,000 as compared to $514,000 reported for the same nine month period of the prior year. The increase in net loss was primarily the result of a lower gross margin from wholesale beer sales, computer software costs and other non-recurring charges.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the nine month period ended September 30, 1998 was $1,365,000 compared to $1,088,000 for the same nine month period of the prior year. At September 30, 1998, the Company had working capital of $6,647,000 compared to $6,499,000 at December 31, 1997.

     Net cash used in investing activities for the period ended September 30, 1998 was $801,000 compared to net cash provided by investing activities of $463,000 for the same period of the prior year. The cash used in investing activities in 1998 included the purchase of system software and completion of the installation of soda production equipment at the Berkeley Brewery. Cash provided by investing activities during 1997 was primarily redemptions and sales of investments.

     The Company has a $15,000,000 line of credit (the Line of Credit) for short-term operating needs. The Line of Credit revolves through April 30, 1999, during which time the payments are interest only. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 100 basis points. Up to $5,000,000 of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 125 basis points.

     Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate in the markets selected for future expansion. Capital expenditures through September 30, 1998 were approximately $1,043,000 which includes installation of soda equipment in the Berkeley brewery, upgrading of brewery equipment and facilities in the Seattle Brewery and the installation of a new computer system. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs.

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

     The Company's Year 2000 Project is proceeding on schedule. Early in 1998, the Company began a project to improve its information systems by replacing existing business software. The new system replaces all critical systems and approximately 90% of all computer systems which the Company's inventory showed to be affected by the year 2000 issue. The Company's inventory revealed no other significant problems arising from non-compliant computer chips embedded in other equipment. The total cost of the Company's Year 2000 Project is in the area of $600,000, including the cost of installing the business software. Approximately $320,000 has been incurred as of September 30, 1998 and the project is expected to be completed by mid-1999.

     The Company is dependent upon certain suppliers and its wholesale customers. There are plans to communicate with these companies to assess their readiness for the year 2000. Contingency plans will be made where practicable to cope with interruption of supplies or services and failures by wholesalers to properly service the Company's markets. However, it should be noted that there are many cases, such as utility supply and servicing of remote markets, where no feasible alternatives are available to the Company and the Company is vulnerable to failures by external third parties.

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

PART II. -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     A shareholder who intends to present a proposal at the Company's next annual meeting, other than pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, must provide the Company notice of such intention by at least April 7, 1999, or management of the Company will have discretionary voting authority at the 1999 annual meeting with respect to such proposal without any discussion of the matter in the Company's proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

  The following exhibits are filed as part of this report.

  3.1*  Amended and Restated Articles of Incorporation

  3.2*  Amended and Restated Bylaws

  27    Financial Data Schedule

  *Incorporated by reference to the exhibits filed as part of the Company's
   Registration Statement on Form S-1 (File No. 33-97834).

(B)  REPORTS ON FORM 8-K

  None filed during the quarter ended September 30, 1998.

  ITEMS 1,2,3 AND 4 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 13, 1998.

                              PYRAMID BREWERIES INC.


                              By: /s/ RICHARD DENMARK
                                  -------------------
                                  Richard Denmark, Vice President
                                  and Chief Financial Officer

DATE:  November 13, 1998

                                 EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION
--------                     --------------------
  27                         Financial Data Schedule