Form 10-K
period 1998-12-31
PYRAMID BREWERIES INC
filed 1999-03-29
CIK 1001917

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                      For the year ended December 31, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

               For the transition period from         to

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

                          Common Stock $.01 Par Value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1999, was $10,730,404.

  The number of shares outstanding of the registrant's common stock as of March 1, 1999, was 8,224,352.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1999 are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             PYRAMID BREWERIES INC.

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                           Page
                                                                           ----
 PART I

 Item 1.  Business......................................................     1
 Item 2.  Properties....................................................     4
 Item 3.  Legal Proceedings.............................................     5
 Item 4.  Submission of Matters to a Vote of Security Holders...........     5
 Item 4A. Executive Officers of the Registrant..........................     5

 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................     6
 Item 6.  Selected Financial Data.......................................     7
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     8
 Item 8.  Financial Statements..........................................    13
 Item 9.  Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................    13

 PART III

 Item 10. Directors and Executive Officers of the Registrant............    13
 Item 11. Executive Compensation........................................    13
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    13
 Item 13. Certain Relationships and Related Transactions................    13

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................    14

                                    PART I

Item 1 -- Business

  Pyramid Breweries Inc. (the Company) is one of the leading brewers of fresh, full-flavored specialty beers, generally known as craft beers. The Company also produces a line of handcrafted sodas and operates restaurants adjacent to its two breweries, under the Pyramid Alehouse brand name. The Company produces and markets more than twenty ales and lagers under the Pyramid and Thomas Kemper brands. The Company's two breweries, one in Seattle, Washington (Seattle Brewery) and one in Berkeley, California (Berkeley Brewery), had an estimated total annual production capacity of 172,000 barrels as of the end of 1998. The Seattle Brewery opened in March 1995 and has an estimated annual beer production capacity of 92,000 barrels. The Berkeley Brewery was completed in February 1997 with an initial estimated annual beer production capacity of 80,000 barrels, and a maximum design capacity in excess of 200,000 barrels. In March 1997, Pyramid added root beer and other premium sodas to its business when it acquired the assets of the Thomas Kemper Soda Company.

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

  Craft beers are a small segment of the estimated $50 billion dollar brewing industry. The Institute for Brewing Studies estimates that sales of craft beers increased by between one and two percent in 1998 and accounted for approximately 3.0% of the total barrels of beer shipped by domestic brewers that year. Craft beers are distinguishable from mass-produced beers by their wide range of fuller flavors and adherence to traditional European styles and ingredients.

  The Company has been successful in marketing wheat beers, which comprise one of the largest segments in the craft brewing industry. The Company has also successfully introduced fruit flavored beers to complement its more traditional ales and lagers. Pyramid Hefeweizen, Pyramid Apricot Ale and Pyramid Snowcap are the Company's best selling ales. Under the Thomas Kemper brand, the Company brews authentic German styles and also several adventurous styles popularized in other European countries. Thomas Kemper Weizenberry and Thomas Kemper Hefeweizen are currently the Company's best selling beers within the Thomas Kemper brand. On March 7, 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of the Thomas Kemper Soda Company. This acquisition supplemented the Company's line of craft beers with Thomas Kemper Soda's premium soft drinks including root beer and cream soda. The Company has since added an orange cream soda and a black cherry soda to the Thomas Kemper Soda product line.

  Craft beers generally sell for retail prices ranging from $4.99 to $7.49 per six pack; retail prices are set independently by distributors and retailers. The Company's retail prices are usually at the high end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass-produced domestic beers. This price premium results in higher profit margins, which motivate distributors and retailers to offer and promote craft beers. The Company's craft beers are sold primarily in Washington, Oregon and California, which accounted for approximately 84% of the Company's 1998 beer sales. The Company's alehouse and soda operations contributed 24% and 13% of net sales in 1998, respectively.

Business Strategy

  The Company's strategy has been to develop a network of company-owned and operated breweries producing and marketing a wide selection of high quality, full-flavored ales, lagers and sodas for regional markets. Adverse market conditions (see "Competition"), have caused the Company to redirect its development efforts and refocus sales and marketing resources on its main West Coast markets serviced by its existing breweries. As market conditions improve, the Company intends to continue its development efforts by: (i) expansion in selected metropolitan areas by developing or acquiring additional breweries,
(ii) producing a wide selection of craft beers under multiple brands, (iii) maintaining quality control of its beers by producing its beers in Company-operated breweries, (iv) promoting its products primarily through consumer sampling and education combined with targeted advertising, (v) distributing its beers through an independent network of wholesale distributors, and (vi) in appropriate locations, operating restaurants adjacent to the breweries to provide sampling for the full range of the Company's beverage products.

 Expansion through Regional Breweries

  The Company's strategy is to eventually develop a network of breweries in highly visible locations within selected metropolitan areas. The Company may develop or acquire additional breweries, and in appropriate locations, restaurants as demand for its craft beer brands grows. The Company's breweries and restaurants are focal points for marketing, creating brand awareness and generating sampling opportunities for the Company's products. The proximity of the Company's breweries to their markets also optimizes product freshness, reduces freight costs and minimizes the inventory of kegs required to service draft accounts.

 Wide Selection of Craft Beers under Multiple Brands

  The Company produces a wide range of craft beers to appeal to a variety of discerning consumer tastes. The Company currently markets its products under two brands, Pyramid and Thomas Kemper. The Pyramid brand accounted for 87% of the Company's beer sales in 1998. The Company will also seek opportunities to develop or acquire other distinctive regional brands, similar to its existing Thomas Kemper brand, which may be unique to their local markets. The multiple brand strategy, coupled with a wide range of styles, enables the Company to obtain better market penetration through greater shelf space in bottled beer retail stores and additional tap handles in draft beer outlets.

 Production in Company Operated Breweries

  The Company brews all of its beers in company-operated breweries providing direct control of the entire production process from purchase of ingredients to packaging and shipment. The Company believes this direct control provides strategic advantages over competitors who contract production of their products to other breweries. The advantages of direct control over the production process include greater flexibility to innovate, the ability to cost effectively switch production of styles and packaging, greater control of product quality and freshness, better control over production costs and minimization of the risk that brewing capacity may be diverted to the products of other companies at short notice.

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

  The Company's breweries and restaurants are extensively used to entertain the beer trade and build relationships with distributors. The breweries and their highly knowledgeable employees are an important source of education and training for the Company's distributors and retailers.

  To further increase brand awareness and provide product sampling opportunities, the Company uses event marketing, sponsorships, beer festivals and targeted charitable donations of its products. The Company has an award-winning Web site and an active public relations program. The Company also uses general media advertising targeted to certain markets and it advertises in craft beer publications.

 Independent Distribution Network

  The Company distributes its products through a network of selected independent distributors rather than align itself with the distribution system of a single larger brewer. This approach allows the Company to select distributors in each market that it believes will focus the greatest attention on its products and best promote its high quality craft beers and sodas. Additionally, the ability to change distribution arrangements for performance related issues is an important advantage. During 1998, the Company distributed its products in a total of 34 states and Canada.

 Restaurant Operations

  The Company operates restaurants adjacent to its Seattle and Berkeley breweries. The two restaurants, which are operated under the Pyramid Alehouse brand name, provide opportunities for product sampling and increase brand awareness. The restaurants contributed sales of $6,285,000 in 1998, representing approximately 24% of total net sales. The restaurants have a total of over 700 seats, plus outdoor eating areas, and are both situated in highly visible, high traffic locations. The Pyramid Alehouse in Seattle is close to the Kingdome, currently home to the Seattle Seahawks football team and the Seattle Mariners baseball team. A new Mariners' stadium, scheduled to open in July 1999, is currently under construction immediately opposite the Pyramid Alehouse entrance and a new outdoor football stadium and exhibition center is scheduled to be constructed on the site of the existing Kingdome. The Pyramid Alehouse in Berkeley is situated on one of the main arterials through the city and only seven blocks from Interstate 80. The Berkeley Outdoor Cinema has been established in the Alehouse parking lot. The Alehouses had approximately 500,000 guest visits during 1998; guest purchases approximated $1.9 million of the Company's beers and sodas and more than $180,000 in branded clothing and other merchandise.

Products

  The Company produces over 20 authentic, full-flavored, European beer styles using traditional ingredients and brewing methods. Eight of these styles are available on a seasonal basis, and others are available only in certain geographical areas in accordance with the Company's regional marketing strategy. Each unique beer style is brewed with malted barley and wheat grains, hops and, where appropriate, natural fruit extracts and spices. The Company avoids the use of less expensive ingredients in the belief that quality is supremely important success in the craft beer segment. A similar philosophy is adopted with regard to the Company's soda products. Each batch of soda is made from high quality ingredients, rather than from diluting mass-produced syrups. The sodas are characterized by much more pronounced flavors. The Company's beverages are not pasteurized and are currently distributed only in bottles and kegs.

Competition

  Competition within the craft beer and soda markets is based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. The number of competitors has increased dramatically in the past three years. Statistics from the Institute of Brewing Studies indicate there were more than 1,300 craft brewers in the United States at the end of 1998. Approximately two thirds of these brewers are brewpubs that sell all of their production at retail on the brewery premises. The remaining brewers market their products through similar channels to those utilized by the Company and, although many have limited geographic distribution, the result is significantly increased competition in all markets.

  The Company's past sales growth was achieved predominantly through increasing penetration in Washington, Oregon and California, which the Company believes comprise one of the largest and most competitive craft beer markets in the United States, in terms of the number of specialty breweries and heightened consumer awareness of craft beer. As this market has matured, the Company has experienced intensified competition, increased seasonality and aggressive price promotions. These market conditions will continue to adversely affect the Company's operating margins.

  As the Company has expanded its distribution network outside Washington, Oregon and California, and as other craft brewers have expanded their distribution to these markets, the Company has encountered and will continue to encounter increasing competition from other craft brewers. Although certain competitors distribute their products nationally and may have greater sales and financial resources than the Company, the Company believes that being a local supplier of high quality, traditionally brewed ales and lagers will differentiate the Company's products and allow it to obtain good market share in those markets adjacent to its breweries.

  The Company also competes against producers of imported specialty beers. Although imported beers currently account for a much greater share of the U.S. beer market than craft beers, the Company believes that craft brewers have a number of competitive advantages over specialty beer imports, including lower transportation costs, no importation duties, proximity to and familiarity with local consumers, a higher degree of product freshness and eligibility for lower federal excise taxes.

  In response to the rapid growth of the craft beer segment in prior years, all of the national domestic brewers have introduced full-flavored beers. The Company expects that certain national brewers, with their greater financial resources, access to raw materials and their influence over their established national distribution networks, will seek further participation in the craft beer segment by introduction of more full-flavored beers and through investments in, or the formation of distribution alliances with craft brewers. The increasing participation of the national brewers will likely increase competition for market share and increase price competition within the craft beer segment. The Company believes that the national brewers' participation may also increase consumer education and awareness of craft beers, and thus serve to further expand the existing market. The Company is aware that certain national brewing companies are using their considerable influence over their independent distributors to induce them to exclude competing products from their portfolios. This has the effect of reducing the distribution options for the Company's products. While such actions have not at this time denied access to any market for the Company's products, there can be no guarantee that this will not happen in the future.

Item 2 -- Properties

  The Company currently owns and operates two breweries; one in Berkeley, California, and one in Seattle, Washington. In November 1997, the Company closed its Kalama, Washington brewery and redistributed production between its Seattle and Berkeley breweries. The estimated total annual capacity of the two breweries was 172,000 barrels at the end of 1997 and 1998, based on product mix.

 The Berkeley Brewery

  Completed and opened in February 1997, the Berkeley Brewery and its adjacent Pyramid Alehouse are housed in a leased building of approximately 122,000 square feet. The brewery had an estimated production capacity of 80,000 barrels at the end of 1998, with a designed maximum potential capacity in excess of 200,000 barrels which can be achieved by adding fermentation capacity. The Pyramid Alehouse has seating for 380 plus an outdoor seating area. The building was leased commencing November 1995 for a 15-year term, with options to extend the lease term for two five-year periods. The Company also has the option to add an additional 29,000 square feet of adjacent space and the option to purchase the entire building during the lease term.

 The Seattle Brewery

  In March 1995, the Company completed the Seattle Brewery, Alehouse and corporate offices near downtown Seattle. This brewery and 340 seat restaurant, operated as the Pyramid Alehouse, consists of approximately 25,000 square feet of leased building area. The brewery has an estimated production capacity of 92,000 barrels. The Seattle Brewery lease expires in 2004, with options to extend the lease term for three five-year periods. The Company has also leased approximately 12,000 square feet of warehouse space adjacent to the Seattle Brewery for a period of seven years, also expiring in 2004, and has options to extend the lease term for three additional five-year periods.

Item 3 -- Legal Proceedings

  In June 1996, the Company, certain of its directors, former directors and officers, were named as defendants in a securities class action lawsuit, Steckman v. Hart Brewing Inc., et al., Case No. 961077, U.S. District Court, Southern District of California. The lawsuit alleged that the prospectus for the Company's December 1995 initial public offering failed to disclose certain material information. In June 1998, the court entered an order and judgment dismissing this lawsuit. The Company's insurance carrier refunded legal costs up to the deductible limit on the policy of $250,000.

  The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

Item 4 -- Submission Of Matters To A Vote Of Security Holders

  The Company's annual meeting is scheduled for 10 a.m. on May 13, 1999 at the Hyatt Regency Bellevue at Bellevue Place, 900 Bellevue Way NE, Bellevue, Washington 98004. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

Item 4a -- Executive Officers of the Registrant

  The name, age and position of each person who is an officer of the Company is as follows:

     Name             Age                             Position
     ----             ---                             --------
     George Hancock   54  Chief Executive Officer, Chairman of the Board
     Richard Denmark  54  Chief Financial Officer, Vice President -- Finance and Secretary
     Eddie Black      44  Vice President -- Sales and Marketing
     George Arnold    47  Vice President -- Brewery Operations
     Anne Doherty     46  Vice President -- Retail Operations

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

  George Arnold has served as Vice President -- Brewery Operations since September 1996. He joined the Company in November 1995 as project manager for brewery operations at the Berkeley Brewery. Mr. Arnold came to the Company with 21 years of brewing experience, holding various operations and management positions with the G. Heileman Brewing Company (USA) and the Swan Brewery (Australia). Mr. Arnold has extensive brewing experience including new plant layout, installation and commissioning, brewing data management, quality control, efficiency and loss control and product development. Mr. Arnold earned a B.A. degree from the University of Wisconsin--La Crosse, a Diploma in Brewing from the Siebel Institute of Technology and a Masters of Brewing Science degree from the University of Birmingham, England.

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

                                    PART II

Item 5 -- Market for Registrant's Common Equity and Related Stockholder
Matters

  Trading in Pyramid Breweries Inc.'s Common Stock began on December 14, 1995, and is quoted on the NASDAQ Stock Market's National Market under the ticker symbol "PMID".

  The following table sets forth the high and low sales prices of Pyramid Breweries Inc.'s Common Stock for the years ended December 31, 1997 and 1998.

                                                                    High   Low
                                                                    ----- -----
     Calendar Quarters -- 1997
       First Quarter............................................... $4.75 $3.50
       Second Quarter..............................................  3.88  3.00
       Third Quarter...............................................  3.56  2.63
       Fourth Quarter..............................................  3.38  2.50
     Calendar Quarters -- 1998
       First Quarter...............................................  3.13  2.69
       Second Quarter..............................................  3.25  2.56
       Third Quarter...............................................  2.63  1.25
       Fourth Quarter..............................................  1.88  1.13

  On March 1, 1999, the Company had 298 stockholders of record. The last reported sale price per share on March 1, 1999, was $2.06. The Company had no sales of unregistered securities during 1998.

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

                            SELECTED FINANCIAL DATA
          (Dollars in thousands, except per share and operating data)

                                           Years Ended December 31,
                                    -------------------------------------------
                                     1998     1997     1996     1995     1994
                                    -------  -------  -------  -------  -------
Income Statement Data:
Gross sales.......................  $27,326  $29,447  $25,913  $25,321  $13,509
Less excise taxes.................    1,672    1,971    1,954    1,902      866
                                    -------  -------  -------  -------  -------
Net sales.........................   25,654   27,476   23,959   23,419   12,643
Cost of sales.....................   20,026   20,861   14,930   13,369    7,025
                                    -------  -------  -------  -------  -------
Gross margin......................    5,628    6,615    9,029   10,050    5,618
Selling, general and
 administrative expenses..........    7,903    8,320    6,221    4,085    2,722
Restructuring charge..............      --     1,600      --       --       --
                                    -------  -------  -------  -------  -------
Operating (loss) income...........   (2,275)  (3,305)   2,808    5,965    2,896
Other income (expense), net.......      580      (70)     934     (179)     489
                                    -------  -------  -------  -------  -------
Income (loss) before income taxes.   (1,695)  (3,375)   3,742    5,786    3,385
Benefit (provision) for income
 taxes............................      559    1,232   (1,050)    (471)     --
                                    -------  -------  -------  -------  -------
Net (loss) income.................  $(1,136) $(2,143) $ 2,692  $ 5,315  $ 3,385
                                    =======  =======  =======  =======  =======
Basic and diluted net (loss)
 income per share.................  $ (0.14) $ (0.26) $  0.33  $   --   $   --
                                    =======  =======  =======  =======  =======
Weighted average shares
 outstanding......................    8,213    8,206    8,200      --       --
                                    =======  =======  =======  =======  =======
Pro forma data: (unaudited)
  Income before income taxes, as
   reported.......................  $   --   $   --   $   --   $ 5,786  $ 3,385
  Pro forma income tax provision..      --       --       --    (2,019)  (1,181)
                                    -------  -------  -------  -------  -------
  Pro forma net income............  $   --   $   --   $   --   $ 3,767  $ 2,204
                                    =======  =======  =======  =======  =======
  Pro forma net income per share..  $   --   $   --   $   --   $  0.55  $  0.34
                                    =======  =======  =======  =======  =======
  Pro forma shares outstanding....      --       --       --     6,823    6,646
                                    =======  =======  =======  =======  =======
Balance Sheet Data:
  Working capital (deficit).......  $ 6,453  $ 6,499  $10,609  $26,106  $  (397)
  Fixed assets, net...............   27,559   28,600   27,924    9,541    5,156
  Total assets....................   37,432   38,747   43,491   42,982    6,957
  Long-term debt, net of current
   portion........................      --       --       --       --     1,000
  Stockholders' equity............   34,586   35,700   37,768   35,243    3,696
Operating Data (in barrels):
  Beer barrels shipped............  105,900  121,200  128,100  123,100   72,100
  Soda barrels shipped............   26,700   22,200      --       --       --
  Total barrels shipped...........  132,600  143,400  128,100  123,100   72,100
  Beer production capacity at
   year-end.......................  172,000  172,000  193,000  170,000   87,000

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Pyramid Breweries was incorporated in 1984 and is engaged in the brewing and sale of craft beers and sodas and in restaurant operations. The Company currently sells its beverage products primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brand names and operates two restaurants, under the Pyramid Alehouse name, each adjacent to its Seattle, Washington and Berkeley, California breweries. The Company's revenues consist of sales of beer and soda to third-party distributors and retail sales of beer, sodas, food, apparel and other items in its restaurants. For the years ended December 31, 1998 and 1997, approximately 62% and 66%, respectively, of the Company's net sales were sales of beer to third party distributors. In March of 1997, the company acquired substantially all of the assets and assumed certain liabilities of the Thomas Kemper Soda Company which accounted for 13% and 11% of net sales in 1998 and 1997, respectively. In February of 1997, the Pyramid Alehouse opened in Berkeley. Total retail alehouse sales accounted for 24% and 23% of total net sales in 1998 and 1997, respectively.

  The Company's sales volumes and selling prices are affected by several factors such as level of consumer demand in existing markets, sales in new distribution areas, availability of beer distributors in new and existing markets, and competitive factors, including the increase or decrease in the number of competing craft beers, new product introductions and promotional pricing. During 1998, management believes that the frequency of price promotions in the craft beer industry increased significantly. Sales in the craft beer industry generally reflect a significant degree of seasonality with the second and third calendar quarters reflecting stronger sales than in the first and fourth calendars quarters.

  The Company's operating results are subject to quarterly fluctuations due to a variety of factors and the Company anticipates that its operating margin will fluctuate as a result of many factors, including (i) lower sales volumes due to changes in demand and lower selling prices due to increased product availability, (ii) increased depreciation and other fixed and semi-fixed operating costs as a percent of sales during periods when the Company's breweries are producing below capacity, (iii) sales seasonality and competition, (iv) increased raw material or packaging costs, and (v) changes in the sales mix. Increased selling and promotional costs incurred as the Company protects its business in existing markets and develops its business in new geographic areas may also cause operating margins and operating income to decrease. Given increased competition and unfavorable market factors, the Company has focused its marketing activities and resources on the Western and Southwestern markets. In addition, the Company's Kalama brewery was closed in late 1997 and production was redistributed between the Company's Seattle and Berkeley breweries to increase operating efficiency. The Company recorded a one-time restructuring charge against earnings of approximately $1,600,000 for write-offs related to the disposal of fixed assets, severance payments and other plant closure costs.

  The Company sells its craft beers in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on the Company's draft products are typically higher as a percentage. Changes in the proportion of sales of bottled and draft products therefore will affect the Company's gross margin. For 1998 and 1997, approximately 62% and 63%, respectively, of the Company's sales of craft beers were bottled products.

  This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, operating margins, expenses and cash needs. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors, which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements, are described below. The Company assumes no obligation to update the forward-looking statements for such factors.

Results of Operations

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Gross Sales. Gross sales decreased by 7.2% to $27,326,000 in the year ended December 31, 1998 from $29,448,000 for the 1997 year. The sales decrease was primarily the result of a 12.6% reduction in beer shipments in 1998 to 105,900 barrels from 121,200 barrels in 1997. Alehouse sales remained consistent from year to year although the Berkeley Alehouse was open for eleven months in 1997. Soda shipments increased 20.3% to 26,700 barrels in 1998 from 22,200 in 1997 primarily due to the shorter 1997 sales period as the Thomas Kemper Soda business was acquired in March 1997. Wholesale beer sales in Washington, Oregon and California declined by 12.6% in 1998 compared to 1997 sales. Sales in Washington, Oregon and California accounted for 84% of the Company's beer sales in 1998 and 1997.

  Excise Taxes. Excise taxes were 6.1% and 6.7% of gross sales in 1998 and 1997, respectively. Excise taxes were slightly lower as a percentage of gross sales in 1998 due to lower beer sales and to a greater proportion of soda sales in 1998 compared to 1997, which do not bear excise taxes.

  Gross Margin. Gross margin decreased 14.9% to $5,628,000 in the 1998 year from $6,615,000 in the 1997 year. Gross margin as a percentage of net sales declined to 21.9% in the 1998 year from 24.1% in the 1997 year. The decrease in gross margin was due primarily to the application of certain fixed and semi-fixed costs to lower level of beer volumes in 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 5.0% to $7,904,000 in the 1998 year from $8,320,000 in the 1997 year. As a percentage of net sales, selling, general and administrative expenses increased to 30.8% of net sales in the 1998 year from 30.3% of net sales in the 1997 year. The increase in selling, general and administrative expenses as a percent of sales was due to lower net sales and increased expenditures related to the upgrading of the company's computer systems, legal and other expenses.

  Restructuring Charge. In October 1997, the Company announced a restructuring of the Company's marketing and brewery operations, including a refocusing of marketing resources on Western and Southwestern markets and the closure of the Company's Kalama, Washington plant. The Company incurred a one-time charge of $1,600,000 in the fourth quarter of 1997 for write-offs related to the disposal of fixed assets, severance payments and other plant closure costs.

  Other Income (Expense), net. Other income (expense), net increased to income of $580,000 in the 1998 year from expense of $70,000 in 1997. The increase was mainly from the Company's insurance carrier's reimbursement of $250,000 in legal costs and gains on the sale of equipment in 1998 compared to losses on the disposal of fixed assets in the prior year. Interest income was $309,000 and $352,000 for the years ended 1998 and 1997, respectively.

  Net Loss. The Company incurred a net loss of $1,136,000 for the 1998 year compared with net loss of $2,143,000 in the 1997 year. As a percentage of net sales, the net loss decreased to 4.4% for the 1998 year from 7.8% for the 1997 year.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Gross Sales. Gross sales increased by 13.6% to $29,448,00 in the year ended December 31, 1997 from $25,913,000 for the 1996 year. The sales increase was primarily the result of the opening of the Berkeley Alehouse in February 1997 and the acquisition of the Thomas Kemper Soda business in March 1997. Beer barrels shipped decreased by 5.4% to 121,000 in the year ended December 31, 1997 from 128,00 barrels for the 1996 year. Soda barrel shipments totaled 22,000 for 1997. Wholesale beer sales in Washington and Oregon declined by 9.8% in 1997 compared to 1996; sales in California increased by 15% in 1997 following the opening of the Berkeley Brewery and Alehouse in the first quarter of that year. Sales in Washington, Oregon and California accounted for 84% of the Company's 1997 beer sales.

  Excise Taxes. Excise taxes were 6.7% and 7.5% of gross sales in 1997 and 1996, respectively. Excise taxes were lower as a percentage of gross sales in 1997 due to a slightly lower average federal excise tax rate resulting from lower barrels shipped in 1997 and a greater proportion of retail and soda sales in 1997, which do not bear excise taxes.

  Gross Margin. Gross margin decreased 26.7% to $6,615,000 in the 1997 year from $9,029,000 in the 1996 year. Gross margin as a percentage of net sales declined to 24.1% in the 1997 year from 37.7% in the 1996 year. The decrease in gross margin was due mainly to increased fixed and semi-fixed costs including depreciation associated with the opening of the Berkeley Brewery, increased freight costs incurred servicing more distant markets and an increase in the proportion of retail sales to total sales. As a percentage of sales, the sales from retail operations, primarily sales of food and merchandise at the Company's restaurants have a lower gross margin percentage than wholesale beer sales. Sales at the on-site restaurants increased to 21.6% of gross sales in 1997 from 14.8% of gross sales in 1996, due mainly to the opening of the Berkeley Alehouse in February 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 33.7% to $8,320,000 in the 1997 year from $6,221,000 in the 1996 year. As a percentage of net sales, selling, general and administrative expenses increased to 30.3% of net sales in the 1997 year from 26.0% of net sales in the 1996 year. The increase in selling, general and administrative expenses was primarily due to the hiring of additional sales and marketing personnel and the acceleration of promotional activities incurred in connection with the Company's expansion into new markets. During 1997, the total sales and marketing staff peaked at 38 employees then decreased to 31 employees by year end as the Company redirected its marketing efforts.

  Restructuring Charge. In October 1997, the Company announced a restructuring of the Company's marketing and brewery operations, including a refocusing of marketing resources on Western and Southwestern markets and the closure of the Company's Kalama, Washington plant. The Company incurred a one-time charge of $1,600,000 in the fourth quarter of 1997 for write-offs related to the disposal of fixed assets, severance payments and other plant closure costs.

  Other (Expense) Income, net. Other (expense) income, net decreased to an expense of $70,000 in the 1997 year from income of $934,000 in the 1996 year. The decrease was due to losses on the disposal of fixed assets, bond amortization and lower income from the investment of the remaining net proceeds from the public stock offering.

  Net (Loss) Income. The Company incurred a net loss of $2,143,000 for the 1997 year compared with net income of $2,692,000 in the 1996 year. As a percentage of net sales, net income decreased to (7.8%) for the 1997 year from 11.2% for the 1996 year.

Liquidity and Capital Resources

  Net cash provided by operating activities for the year ended December 31, 1998 was $728,000 compared to $655,000 for the prior year. At December 31, 1998, the Company had working capital of $6,453,000 compared to $6,499,000 at December 31, 1997.

  Net cash used in investing activities for the year ended 1998 was $898,000 compared to net cash provided by investing activities of $4,930,000 for the prior year. The cash used in investing activities in 1998 included the purchase of system software and completion of the installation of soda production equipment at the Berkeley Brewery. Cash provided by investing activities during 1997 was primarily redemptions and sales of investments.

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

  Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate in the markets selected for future expansion. Capital expenditures through December 31,

1998 were approximately $1,586,000, which includes installation of soda equipment in the Berkeley brewery, upgrading of brewery equipment and facilities in the Seattle Brewery and the installation of a new computer system. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs.

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

  The Company's Year 2000 Project is proceeding on schedule. Early in 1998, the Company began a project to improve its information systems by replacing existing business software. The new system replaces all critical systems and approximately 90% of all computer systems which the Company's inventory showed to be affected by the year 2000 issue. The Company's inventory revealed no other significant problems arising from non-compliant computer chips embedded in other equipment. The total cost of the Company's Year 2000 Project is approximately $600,000, including the cost of installing the business software. Approximately $360,000 has been incurred as of December 31, 1998 and the project is expected to be completed by mid-1999.

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

  Increasing Competition. The domestic market in which the Company's craft beers compete is highly competitive for many reasons, including the continuing proliferation of new craft brewers, new beers, and brew pubs, efforts by regional craft brewers to expand their production capacities and distribution, the introduction of fuller-flavored products by certain major national brewers, and underutilized domestic brewing capacity, which facilitates expansion by existing contract brewers and the entry of new contract brewers. The Company anticipates that intensifying competition from craft beer and imported beer producers and increased capacity in the craft beer segment may adversely impact the Company's operating margins. In addition, the larger national brewers have developed or are developing brands to compete directly with craft beers. These national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than the Company. There can be no assurance that the Company will be able to grow its volumes or be able to maintain its selling prices in existing markets or as it enters new markets.

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

  Selling Prices. The future selling prices the Company charges for its craft beer may decrease from historical levels due to increasing competitive pressures. The Company has and will continue to participate in price promotions with its wholesalers and their retail customers. Management believes that the number and frequency of the Company's promotions will increase during 1999.

  Variability of Margins and Operating Results. The Company anticipates that its operating margins will fluctuate and may decline as a result of many factors, including (i) lower sales volumes and selling prices, (ii) increased depreciation and other fixed and semi-fixed operating costs as a percent of sales during periods when the Company's breweries are producing below designed capacity, (iii) increased raw material and packaging costs, (iv) changes in product mix and packaging, (v) increased transportation costs, (vi) increased sales from retail operations which have a lower gross margin (as a percentage of net sales) than beer sales, and (vii) increased selling and promotional costs incurred as the Company protects its business in existing markets and develops business in new geographic markets. Increases in federal or state excise taxes and the impact of an increasing average federal excise tax rate as production increases may also cause a decline in the Company's gross margins. The Company pays federal excise taxes on all beer sales and pays state excise taxes on beer sales occurring in various states at various tax rates. The federal excise tax is $7.00 per barrel on the first 60,000 barrels and $18.00 per barrel exceeding 60,000 annually, as long as total annual sales are less than two million barrels. The Washington state excise tax is $4.78 per barrel annually.

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

Item 8 -- Financial Statements

  Financial statements of Pyramid Breweries Inc. are as follows:

                                                                           Page
                                                                           ----
   Report of Independent Public Accountants...............................  17
   Balance Sheets as of December 31, 1998 and 1997........................  18
   Statements of Operations for the Years Ended December 31, 1998, 1997
    and 1996..............................................................  19
   Statements of Stockholders' Equity for the Years Ended December 31,
    1998, 1997 and 1996...................................................  20
   Statements of Cash Flows for the Years Ended December 31, 1998, 1997
    and 1996..............................................................  21
   Notes to Financial Statements..........................................  22

Item 9 -- Change In and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10 -- Directors and Executive Officers of The Registrant

  For information with respect to the executive officers of the Registrant, see Item 4A -- "Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders, to be held on May 13, 1999, to be filed with the Commission pursuant to Regulation 14A.

Item 11 -- Executive Compensation

  The information required by this Item is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders, to be held on May 13, 1999, to be filed with the Commission pursuant to Regulation 14A.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 1999, to be filed with the Commission pursuant to Regulation 14A.

Item 13 -- Certain Relationships and Related Transactions

  The information required by this Item is incorporated herein by reference to Pyramid Breweries' Proxy Statement for its Annual Meeting of Stockholders, to be held on May 13, 1999, to be filed with the Commission pursuant to Regulation 14A.

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

February 26, 1999

                                          Pyramid Breweries Inc.

                                          (Registrant)

                                                /s/ Richard M. Denmark
                                          By __________________________________
                                                   Richard M. Denmark
                                                   Vice President and
                                                 Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               /s/ George Hancock                           February 26, 1999
  By _____________________________________________
                   George Hancock
    Chief Executive Officer and Chairman of the
                       Board
             /s/ Richard M. Denmark                         February 26, 1999
  By _____________________________________________
                 Richard M. Denmark
     Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)
              /s/ Scott S. Barnum                           February 26, 1999
  By _____________________________________________
                  Scott S. Barnum
                      Director
               /s/ John T. Bryce                            February 26, 1999
  By _____________________________________________
                   John T. Bryce
                      Director

             /s/ Thomas H. Schwalm                          February 26, 1999
  By _____________________________________________
                 Thomas H. Schwalm
                      Director
              /s/ John W. Stoddard                          February 26, 1999
  By _____________________________________________
                  John W. Stoddard
                      Director
            /s/ George C. Textor, Jr.                       February 26, 1999
  By _____________________________________________
               George C. Textor, Jr.
                      Director
              /s/ Robert A. Toledo                          February 26, 1999
  By _____________________________________________
                  Robert A. Toledo
                      Director

                             PYRAMID BREWERIES INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants..................................  17
Balance Sheets as of December 31, 1998 and 1997...........................  18
Statements of Operations for the Years Ended December 31, 1998, 1997 and
 1996.....................................................................  19
Statements of Stockholders' Equity for the Years Ended December 31, 1998,
 1997 and 1996............................................................  20
Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
 1996.....................................................................  21
Notes to Financial Statements.............................................  22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Pyramid Breweries Inc.:

  We have audited the accompanying balance sheets of Pyramid Breweries Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Breweries Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended December 31, 1998 in conformity with generally accepted accounting principles.

                                               /s/ Arthur Andersen LLP

Seattle, Washington,
January 29, 1999

                             PYRAMID BREWERIES INC.

                                 BALANCE SHEETS

                                                             December 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                        ASSETS
                        ------
CURRENT ASSETS:
  Cash and cash equivalents............................ $ 5,245,134 $ 5,393,251
  Accounts receivable, net allowance for doubtful
   accounts of $20,000 and $40,000, respectively.......   1,003,789   1,291,681
  Inventories..........................................   1,202,793   1,110,756
  Income taxes receivable..............................         --      250,071
  Prepaid expenses and other...........................     621,009     562,602
  Deferred income taxes................................     444,216     364,662
                                                        ----------- -----------
  Total current assets.................................   8,516,941   8,973,023
                                                        ----------- -----------
  Fixed assets, net....................................  27,558,848  28,600,075
  Deferred income taxes................................     490,576     101,449
  Other................................................     865,286   1,072,613
                                                        ----------- -----------
    Total assets....................................... $37,431,651 $38,747,160
                                                        =========== ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable..................................... $   218,964 $   703,926
  Accrued expenses.....................................   1,312,593     941,303
  Refundable deposits..................................     462,747     474,700
  Restructuring reserve................................      69,238     354,148
                                                        ----------- -----------
  Total current liabilities............................   2,063,542   2,474,077
  Deferred rent........................................     782,245     573,589
                                                        ----------- -----------
    Total liabilities..................................   2,845,787   3,047,666
                                                        ----------- -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized, none
   issued.............................................         --           --
  Common stock, $.01 par value; 40,000,000 shares
   authorized, 8,219,532 and 8,207,438 shares issued
   and outstanding                                          82,195       82,074
  Additional paid-in capital..........................  35,036,869   35,014,551
  Retained (deficit) earnings.........................    (533,200)     602,869
                                                       -----------  -----------
    Total stockholders' equity........................  34,585,864   35,699,494
                                                       -----------  -----------
    Total liabilities and stockholders' equity........ $37,431,651  $38,747,160
                                                       ===========  ===========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
Gross sales............................. $27,326,473  $29,447,538  $25,912,690
Less excise taxes.......................   1,672,099    1,971,413    1,954,011
                                         -----------  -----------  -----------
Net sales...............................  25,654,374   27,476,125   23,958,679
Cost of sales...........................  20,025,982   20,860,828   14,930,047
                                         -----------  -----------  -----------
  Gross margin..........................   5,628,392    6,615,297    9,028,632
Selling, general and administrative
 expenses...............................   7,904,052    8,319,881    6,220,516
Restructuring charge....................         --     1,600,000          --
                                         -----------  -----------  -----------
Operating (loss) income.................  (2,275,660)  (3,304,584)   2,808,116
Other income (expense), net.............     580,254      (70,365)     934,349
                                         -----------  -----------  -----------
Income (loss) before income taxes.......  (1,695,406)  (3,374,949)   3,742,465
Benefit (provision) for income taxes....     559,337    1,232,000   (1,050,817)
                                         -----------  -----------  -----------
Net (loss) income....................... $(1,136,069) $(2,142,949) $ 2,691,648
                                         ===========  ===========  ===========
Basic and diluted net (loss) income per
 share.................................. $     (0.14) $     (0.26) $      0.33
                                         ===========  ===========  ===========
Weighted average shares outstanding.....   8,213,178    8,206,352    8,200,224
                                         ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                           Common Stock      Additional   Unrealized   Retained        Total
                         ------------------    Paid-in      Loss on    (Deficit)   Stockholders'
                          Shares    Amount     Capital    Investments  Earnings       Equity
                         ---------  -------  -----------  ----------- -----------  -------------
Balance, December 31,
 1995................... 8,200,000  $82,000  $35,107,084   $     --   $    54,170   $35,243,254
  Net income............       --       --           --          --     2,691,648     2,691,648
  Shares issued.........     4,656       47       16,953         --           --         17,000
  Unrealized loss on
   investments..........       --       --           --     (184,350)         --       (184,350)
                         ---------  -------  -----------   ---------  -----------   -----------
Balance, December 31,
 1996................... 8,204,656   82,047   35,124,037    (184,350)   2,745,818    37,767,552
  Net loss..............       --       --           --          --    (2,142,949)   (2,142,949)
  Shares issued.........    10,053      100       28,517         --           --         28,617
  Shares repurchased and
   retired..............    (7,271)     (73)    (138,003)        --           --       (138,076)
  Realized loss on
   investments..........       --       --           --      184,350          --        184,350
                         ---------  -------  -----------   ---------  -----------   -----------
Balance, December 31,
 1997................... 8,207,438   82,074   35,014,551         --       602,869    35,699,494
  Net loss..............       --       --           --          --    (1,136,069)   (1,136,069)
  Shares issued.........    12,094      121       22,318         --           --         22,439
                         ---------  -------  -----------   ---------  -----------   -----------
Balance, December 31,
 1998................... 8,219,532  $82,195  $35,036,869   $     --   $  (533,200)  $34,585,864
                         =========  =======  ===========   =========  ===========   ===========


        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                        --------------------------------------
                                           1998         1997          1996
                                        -----------  -----------  ------------
OPERATING ACTIVITIES:
 Net (loss) income..................... $(1,136,069) $(2,142,949) $  2,691,648
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities --
  Depreciation and amortization........   2,622,238    3,097,926     1,174,011
  Loss (gain) on sales of fixed assets.     (27,782)     432,154       (11,152)
  Restructuring charge.................    (284,910)   1,454,148           --
  Deferred income taxes................    (468,681)  (1,286,338)      450,665
  Realized loss on investments.........         --       287,153       105,245
  Deferred rent........................     208,656      281,769       176,988
 Changes in operating assets and
  liabilities --
  Accounts receivable..................     287,892       (7,255)      882,467
  Inventories..........................     (92,037)      (2,507)     (238,273)
  Prepaid expenses and other...........    (506,141)    (546,722)   (1,057,258)
  Income taxes receivable/payable......     250,071       39,491      (390,648)
  Accounts payable and accrued
   expenses............................    (113,672)    (896,761)     (208,774)
  Refundable deposits..................     (11,953)     (55,497)       63,595
                                        -----------  -----------  ------------
    Net cash provided by operating
     activities........................     727,612      654,612     3,638,514
                                        -----------  -----------  ------------
INVESTING ACTIVITIES:
  Acquisition of Thomas Kemper Soda
   Company.............................         --      (575,802)          --
  Acquisitions of fixed assets.........  (1,586,218)  (6,343,086)  (17,216,449)
  Proceeds from sales of fixed assets..     688,050      473,849        42,676
  Purchases of investments.............         --   (15,005,027)  (27,270,517)
  Redemptions and sales of investments.         --    26,380,066    33,275,279
                                        -----------  -----------  ------------
    Net cash (used in) provided by
     investing activities..............    (898,168)   4,930,000   (11,169,011)
                                        -----------  -----------  ------------
FINANCING ACTIVITIES:
  Proceeds from sale of stock..........      22,439       28,617        17,000
  Principal payments on long-term debt.         --      (382,389)          --
  Repayments to related parties........         --           --     (4,689,866)
  Shares repurchased and retired.......         --      (138,076)          --
                                        -----------  -----------  ------------
    Net cash provided by (used in)
     financing activities..............      22,439     (491,848)   (4,672,866)
                                        -----------  -----------  ------------
(Decrease) increase in cash and cash
 equivalents...........................    (148,117)   5,092,764   (12,203,363)
Cash and cash equivalents at beginning
 of year...............................   5,393,251      300,487    12,503,850
                                        -----------  -----------  ------------
Cash and cash equivalents at end of
 year.................................. $ 5,245,134  $ 5,393,251  $    300,487
                                        ===========  ===========  ============
SUPPLEMENTAL DISCLOSURES:
  Interest paid........................ $       --   $    42,756  $     71,608
                                        ===========  ===========  ============
  Income taxes paid.................... $       --   $    32,203  $    999,800
                                        ===========  ===========  ============

        The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations and Significant Accounting Policies:

 The Company

  Pyramid Breweries Inc. (the Company), a Washington corporation was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and sodas. The Company operates breweries and restaurants in Seattle, Washington and Berkeley, California. The Company sells its products through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid also manufactures a line of handcrafted sodas under the Thomas Kemper Soda Company label.

  In March 1995, the Company opened the Seattle Brewery near downtown Seattle. This brewery and 340-seat alehouse has an estimated annual production capacity of 92,000 barrels as of December 31, 1998.

  In December 1995, the Company sold 2,000,000 shares of common stock in an initial public offering (the Offering). Net proceeds from the Offering amounted to approximately $34,156,000 and have been used to fund the Company's growth and expansion plans.

  In February 1997, the Company opened the Berkeley Brewery in Berkeley, California. This brewery and 380-seat alehouse has an estimated annual beer production capacity of 80,000 barrels as of December 31, 1998.

  In March 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of the Thomas Kemper Soda Company. This acquisition expanded the Company's product line to include a range of premium soft drinks, including root beer and cream soda.

  In November 1997, the Kalama, Washington brewery was closed. A significant portion of the Kalama production equipment was transferred to the Company's Berkeley, California brewery. The Company sold the remaining equipment.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined by the first-in- first-out method, and market represents the lower of replacement cost or estimated net realizable value.

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

 Preopening Costs

  Preopening costs related to new restaurants consisted primarily of the costs of hiring and training new kitchen and wait and brewery staff and have historically been capitalized in other assets. These costs were

                            PYRAMID BREWERIES INC.

amortized over a one-year period commencing from the restaurant opening date. There were no unamortized preopening costs at December 31, 1998. Net unamortized preopening costs totaled $114,168 at December 31, 1997. Amortization of preopening costs totaled $114,168 and $475,725, respectively, for the years ended December 31, 1998 and 1997.

 Package Design Costs

  Package design costs relate to the development of product packaging and labels and are capitalized in other current assets and amortized over a one-year period. Net unamortized package design costs totaled $288,483 and $223,544 at December 31, 1998 and 1997, respectively. Amortization of package design costs totaled $447,734 and $441,121, respectively, for the years ended December 31, 1998 and 1997.

 Goodwill

  The excess of cost over fair value of the net assets of businesses acquired is capitalized and amortized on a straight-line basis over 10 years. Net unamortized goodwill of $655,381 and $735,637 at December 31, 1998 and 1997, respectively is included in other assets. Amortization of goodwill totaled $80,256 and $66,880, respectively, for the years ended December 31, 1998 and 1997.

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

 Earnings Per Share

  Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities such as options and warrants. Diluted earnings per share is computed including the impacts of all potentially dilutive securities.

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

2. Restructuring Charge:

  On October 29, 1997, the Company announced a restructuring of the Company's marketing and brewery operations and recorded a $1,600,000 restructuring charge. The restructuring included a refocus of marketing resources on Western and Southwestern markets and the closure of the Kalama, Washington brewery. The restructuring charge includes $1,100,000 related to the disposal of fixed assets, $100,000 in severance payments, $215,000 in market realignment costs and $185,000 in property leases and other plant closure costs.

                            PYRAMID BREWERIES INC.

  For the period from October 29, 1997 through December 31, 1997 and the year ended December 31, 1998 the restructuring activity is as follows:

                         October 29,     1997      December 31,   1998     December 31,
                            1997       Activity        1997     Activity       1998
                         -----------  -----------  ------------ ---------  ------------
Fixed assets cost....... $ 2,850,000  $ 2,850,000   $     --    $     --    $     --
Accumulated
 depreciation...........  (1,050,000)  (1,050,000)        --          --          --
                         -----------  -----------   ---------   ---------   ---------
Net book value..........   1,800,000    1,800,000         --          --          --
Estimated proceeds from
 sale of fixed assets...    (700,000)         --     (700,000)        --     (700,000)
Net proceeds from sale
 of fixed assets........         --      (140,310)    140,310    (591,690)    732,000
Assets held for sale....         --      (559,690)    559,690     527,690      32,000
Severance payments......     100,000       60,716      39,284      44,116      (4,832)
Market realignment
 costs..................     215,000       41,901     173,099     158,858      14,241
Other closure costs.....     185,000       43,235     141,765     145,936      (4,171)
                         -----------  -----------   ---------   ---------   ---------
                         $ 1,600,000  $ 1,245,852   $ 354,148   $ 284,910   $  69,238
                         ===========  ===========   =========   =========   =========

3. Thomas Kemper Soda Company Acquisition:

  In March 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of Thomas Kemper Soda Company, a manufacturer of premium sodas located in Seattle, Washington. The total purchase price was $1,700,000. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair value at the date of acquisition. The excess purchase price over the estimated fair values of the assets acquired was $802,513 and is being amortized over 10 years. The results of the acquired business have been included in the statement of income since the date of acquisition.

  Details of the acquisition follows:

     ASSETS ACQUIRED:
       Inventory...................................................  $  187,977
       Fixed assets................................................     383,393
       Kegs........................................................     326,097
                                                                     ----------
                                                                     $  897,467
                                                                     ==========
     LIABILITIES ASSUMED:
       Accounts payable............................................  $  528,320
       Accrued expenses............................................      70,327
       Keg deposits................................................     143,162
       Note payable................................................     186,240
       Capital leases..............................................     196,149
                                                                     ----------
                                                                     $1,124,198
                                                                     ==========
     PURCHASE PRICE:
       Cash and transactional costs paid...........................  $  575,802
       Liabilities assumed.........................................   1,124,198
                                                                     ----------
                                                                     $1,700,000
                                                                     ==========

                            PYRAMID BREWERIES INC.

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

  Investment income was approximately $309,000, $350,000 and $1,200,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Investment income is reported as a component of other income (expense), net in the Company's statements of operations.

5. Inventories:

  Inventories consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
   Raw materials...................................... $   618,302  $   558,591
   Finished goods.....................................     584,491      552,165
                                                       -----------  -----------
                                                       $ 1,202,793  $ 1,110,756
                                                       ===========  ===========

  Raw materials primarily include ingredients, flavorings and packaging, as well as beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

6. Fixed Assets:

  Fixed assets consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
   Brewery and retail equipment....................... $17,283,235  $16,528,319
   Furniture and fixtures.............................     618,910      617,009
   Leasehold improvements.............................  13,909,636   13,594,538
   Construction in progress...........................     340,514          --
   Assets held for sale...............................      32,000      559,690
                                                       -----------  -----------
                                                        32,184,295   31,299,556
   Less accumulated depreciation......................  (4,625,447)  (2,699,481)
                                                       -----------  -----------
                                                       $27,558,848  $28,600,075
                                                       ===========  ===========

7. Accrued Expenses:

  Accrued expenses consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
   Salaries, wages and related accruals............... $   314,849  $   268,589
   Barrel taxes.......................................      98,775       98,934
   Other accruals.....................................     898,969      573,780
                                                       -----------  -----------
                                                       $ 1,312,593  $   941,303
                                                       ===========  ===========

                            PYRAMID BREWERIES INC.

8. Line of Credit:

  The Company has an agreement with a commercial bank for a line of credit. Under the line of credit, the Company may borrow up to $15,000,000 for short-term operating needs. The line of credit revolves through April 30, 1999, during which time the required payments will be interest only. At that date, any outstanding balance will be due in full. Borrowings under the line of credit will incur interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 100 basis points. Up to $5,000,000 of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 125 basis points. The line of credit agreement contains provisions that require the Company to maintain certain financial ratios and a minimum tangible net worth. The Company was not in compliance with these covenants as of December 31, 1998, and obtained a letter of waiver from the bank. There were no outstanding borrowings on the line of credit during the year ended December 31, 1998.

  The Company had no interest expense during fiscal 1998. Interest expense was approximately $38,000 and $52,000 in 1997 and 1996, respectively. Interest expense is reported as a component of other income (expense), net in the Company's statements of operations.

9. Income Taxes:

  The benefit (provision) for income taxes included in the statements of operations consists of the following:

                                                        December 31,
                                               --------------------------------
                                                 1998      1997        1996
                                               -------- ----------  -----------
   Current.................................... $    --  $  (54,337) $  (600,152)
   Deferred...................................  559,337  1,286,337     (450,665)
                                               -------- ----------  -----------
                                               $559,337 $1,232,000  $(1,050,817)
                                               ======== ==========  ===========

  The benefit (provision) for income taxes differed from the amount obtained by applying the federal statutory income tax rate to income before income taxes, as follows:

                                                              December 31,
                                                             -----------------
                                                             1998  1997  1996
                                                             ----  ----  -----
   Federal statutory rate................................... 34.0% 34.0% (34.0)%
   State taxes, net of federal income tax benefit...........  2.1   3.8   (3.6)
   Tax-exempt investment income.............................  --    --    11.3
   Other, net............................................... (3.1) (1.3)  (1.8)
                                                             ----  ----  -----
                                                             33.0% 36.5% (28.1)%
                                                             ====  ====  =====

  Deferred income tax assets and (liabilities) are included in the balance sheet at December 31, 1998 and 1997, as follows:

                          December 31,
                     ------------------------
                        1998         1997
                     -----------  -----------
   Accelerated
    depreciation.... $(1,993,243) $(1,367,242)
   Preopening
    expenses........         --       (42,927)
   Package design
    costs...........     215,167      156,674
   Accrued vacation.      74,569       64,767
   Deferred rent....     282,625      176,179
   Restructuring
    charge..........      69,238      345,873
   Net operating
    loss
    carryforwards...   1,565,726      777,178
   Tax credit
    carryforwards...     551,769      244,283
   Other, net.......     168,941      111,326
                     -----------  -----------
                     $   934,792  $   466,111
                     ===========  ===========

                            PYRAMID BREWERIES INC.

  At December 31, 1998, the Company had operating loss carryforwards for federal income tax purposes of approximately $4,334,000, which are available to offset future federal taxable income through 2018. In addition, the Company had alternative minimum tax credit carryforwards of approximately $552,000, which are available to reduce future federal income taxes over an indefinite period.

10. 401(k) Plan:

  The Company has a profit-sharing 401(k) plan for all eligible employees. Employees who are at least age 21 become eligible to participate following the first plan quarter in which they perform at least 250 hours of service. Employees can elect to contribute up to 13% of their eligible compensation to the 401(k) plan. The Company generally matches employee contributions (that do not exceed 10% of the employee's compensation) at the rate of 25%. The Company may also make additional "profit-sharing" contributions. The Company's contributions to the 401(k) plan are made at the sole discretion of the Company. The Company's contribution for the years ended December 31, 1998, 1997 and 1996, totaled $16,354, $35,700 and $170,889, respectively.

11. Operating Leases:

  The Company leases its office, warehouse and plant facilities under operating leases in Seattle and Berkeley. The Seattle brewery lease agreement expires in 2004 and contains options to extend the lease term for three additional five-year periods. The Seattle warehouse lease agreement expires in 2004 and contains options to extend the lease term for three additional five-year periods. The Berkeley brewery lease agreement expires in 2010 and contains options to extend the lease term for two additional five-year periods. These lease agreements contain provisions for free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent of $782,245 and $573,589 at December 31, 1998 and 1997, respectively, representing the pro rata rent which would have been due if equal payments had been required under the lease terms. The Company also leases office, storage and distribution facilities under month-to-month lease agreements.

  At December 31, 1998, future minimum rental payments are as follows:

           1999.................................. $  454,500
           2000..................................    475,104
           2001..................................    708,779
           2002..................................    816,204
           2003..................................    816,204
           Thereafter............................  3,670,233
                                                  ----------
                                                  $6,941,024
                                                  ==========

  Total rent expense was approximately $718,000, $731,000 and $390,000 in 1998, 1997 and 1996, respectively.

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

                            PYRAMID BREWERIES INC.

financial institution. Wholesale distributors account for substantially all accounts receivable; therefore, this concentration risk is limited due to the number of distributors, their geographic dispersion and state laws regulating the financial affairs of distributors of alcoholic beverages.

  During the years ended December 31, 1998, 1997 and 1996, one customer comprised approximately 21%, 18% and 19% of the Company's revenue, respectively. Accounts receivable at December 31, 1998 and 1997 include approximately $297,000 and $312,000, respectively, due from this customer.

14. Segment Information:

  The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information", during 1998. Following the provisions of SFAS 131, the Company is reporting segment information in the same format as reviewed by the Company's management (the "Management Approach"), which is organized around differences in products and services. All segment information is presented here except for the capital expenditure and total asset line items for 1997 and 1996 because obtaining the information was impracticable.

 Products and Services

  The Company's reportable segments include brewery operations, soda operations and alehouses. Brewery operations include the production and sale of Pyramid Ales and Thomas Kemper beers. Soda operations include the production and sale of Thomas Kemper soda products. The third segment consists of two full-service alehouses, which market and sell the full line of the Company's beer and soda products as well as food and certain merchandise.

 Factors used to identify reportable segments

  The Company's reportable segments are strategic business units that offer distinct and different products and services. These segments are managed separately because each business requires different production, management and marketing strategies.

 Measurement of segment profit and segment assets

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company records intersegment sales at current market prices.

                            PYRAMID BREWERIES INC.

  Segment profit and segment assets are as follows:

                                Brewery      Soda
                               Operations Operations Alehouses Other    Total
                               ---------- ---------- --------- ------  -------
                                           (Dollars in thousands)
Year ended December 31, 1998
  Revenues from external
   customers..................  $17,639     $3,402    $6,285   $  --   $27,326
  Intersegment revenues.......      410         35      (445)     --       --
  Interest income.............      --         --        --       309      309
  Depreciation and
   amortization...............    2,019        109       409       85    2,622
  Operating income (loss).....     (134)       763        88   (2,993)  (2,276)
  Income tax benefit..........      --         --        --       559      559
  Capital expenditures........      851        162       282      291    1,586
  Total assets................   22,618        605     3,474   10,735   37,432
Year ended December 31, 1997
  Revenues from external
   customers..................  $20,225     $2,872    $6,350   $  --   $29,447
  Intersegment revenues.......      500         29      (529)     --       --
  Interest income (expense),
   net........................      --         --        --       314      314
  Depreciation and
   amortization...............    2,095        226       678       99    3,098
  Restructuring charge........    1,600        --        --       --     1,600
  Operating income (loss).....   (1,491)       609       139   (2,562)  (3,305)
  Income tax benefit..........      --         --        --     1,232    1,232
Year ended December 31, 1996
  Revenues from external
   customers..................  $22,088        --     $3,825   $  --   $25,913
  Intersegment revenues.......      428        --       (428)     --       --
  Interest income (expense),
   net........................      --         --        --     1,199    1,199
  Depreciation and
   amortization...............      923        --        178       73    1,174
  Operating income (loss).....    4,241        --        456   (1,889)   2,808
  Income tax provision........      --         --        --    (1,051)  (1,051)

 Other

  Other consists of interest income, general and administrative expense, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for fixed assets which are presented by segment.

15. Related Party Transactions:

  From time to time, the Company has obtained loans from its stockholders. These loans were unsecured, with interest paid semiannually or annually at rates between 5.65% and 10%. There were no loans from stockholders during 1998. During 1997, the Company had a loan payable to an officer and director of the Company in the amount of $138, 076. The loan and accrued interest were repaid in full prior to December 31, 1997. Interest expense of $21,636 and $33,940 was paid to related parties during the fiscal years ended December 31, 1997 and 1996, respectively.

16. Stock Option Plans:

  The Company's Amended and Restated 1995 Employee Stock Option Plan (the Employee Plan) permits the granting of options to employees. A total of 815,000 shares have been reserved under the Employee Plan. The options are granted at the fair market value of the Company's common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and, depending on the option, vests over a period of one to five years.

                            PYRAMID BREWERIES INC.

  The Company's Non-employee Director Stock Option Plan (the Director Plan) provides for the granting of stock options covering 2,500 shares of Common Stock to be made automatically on the date of each annual meeting of stockholders to each non-employee director of the Company, so long as shares of Common Stock remain available under the Director Plan. A total of 125,000 shares have been reserved under the Director Plan. As of December 31, 1998 and 1997, 22,500 and 15,000 options have been granted, respectively. Each outstanding option granted under this plan has a term of 10 years from the date of grant and vests immediately.

  The Company has adopted the disclosure-only provision of the FASB's statement No. 123 "Accounting for Stock-Based Compensation." Accordingly no compensation cost has been recognized for options issued under the Employee and Director Plans (the Plans). Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro-forma amounts of the Company's net (loss) income and net (loss) income per share for the years ended December 31, 1998, 1997 and 1996, would have been as follows:

                                                      December 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           -----------  -----------  ----------
   Net (Loss) Income -- as reported....... $(1,136,069) $(2,142,949) $2,691,648
                                           ===========  ===========  ==========
   Net (Loss) Income -- pro forma......... $(1,606,807) $(3,233,670) $2,078,520
                                           ===========  ===========  ==========
   Net (Loss) Income per share -- as
    reported.............................. $     (0.14) $     (0.26) $     0.33
                                           ===========  ===========  ==========
   Net (Loss) Income per share -- pro
    forma................................. $     (0.20) $     (0.39) $     0.25
                                           ===========  ===========  ==========

  The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates ranging from 6% to 6.87%; expected option lives of six to eight years; expected volatility of 40% to 70%; and no expected dividends. The weighted average fair value of options granted during the years 1998, 1997 and 1996 was $1.76, $1.49 and $6.33, respectively. The effect of applying SFAS No. 123 for providing pro-forma disclosures is not likely to be representative of the effects in future years.

  Information with respect to the Plans follows:

                                                                  Weighted-
                                    Shares Subject    Option       Average
                                      to Option    Price Range  Exercise Price
                                    -------------- ------------ --------------
   Options outstanding at December
    31, 1995.......................     266,500    $      19.00     $19.00
     Granted.......................     140,500    $ 4.75-12.25     $10.36
                                       --------    ------------     ------
   Options outstanding at December
    31, 1996.......................     407,000    $ 4.75-19.00     $16.02
     Granted.......................     289,500    $ 2.50- 4.13     $ 2.89
     Forfeitures...................     (47,000)   $10.75-19.00     $17.95
                                       --------    ------------     ------
   Options outstanding at December
    31, 1997.......................     649,500    $ 2.50-19.00     $10.03
     Granted.......................     254,000    $ 1.56- 2.63     $ 2.54
     Forfeitures...................    (251,000)   $ 3.09-19.00     $17.59
                                       --------    ------------     ------
   Options outstanding at December
    31, 1998.......................     652,500    $ 1.56-19.00     $ 4.33
                                       ========    ============     ======

  Shares available for future grants at December 31, 1998 and 1997 totaled 287,500 and 290,500, respectively.

                            PYRAMID BREWERIES INC.

  Information about options outstanding at December 31, 1998 follows:

                            Weighted-
                             Average                                    Weighted-
         Options            Remaining               Options              Average
       Outstanding       Contractual Life         Exercisable         Exercise Price
       -----------       ----------------         -----------         --------------
          20,500             82 months               18,450               $19.00
          77,500             89 months               62,597               $10.75
           7,500             89 months                7,500               $12.25
          11,000             96 months                7,333               $ 4.75
           6,000             98 months                3,667               $ 4.13
           6,000            100 months                2,000               $ 3.75
           7,500            101 months                7,500               $ 3.25
          30,000            101 months                7,500               $ 3.00
         175,000            104 months               77,778               $ 2.88
           7,500            106 months                3,125               $ 3.09
          50,000            107 months               10,833               $ 2.50
           7,500            113 months                7,500               $ 2.63
         241,500            114 months                  --                $ 2.56
           5,000            117 months                  --                $ 1.56
         -------                                    -------
         652,500                                    215,783
         =======                                    =======

  The Company had options exercisable of 270,488 with weighted-average exercise prices ranging from $2.50 to $19.00 and options exercisable of 192,630 with weighted-average exercise prices ranging from $4.75 to $19.00 as of December 31, 1997 and 1996, respectively.

17. Employee Stock Purchase Plan:

  The Company's Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees to acquire shares of Common Stock of the Company at a discount. Eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's Common Stock. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Discounts related to employee stock purchases during 1998, 1997 and 1996 were insignificant. The total number of shares issuable under the plan is 500,000. There were 12,094, 10,053 and 4,656 shares issued under the Purchase Plan during 1998, 1997 and 1996 at a weighted average price of approximately $1.86, $2.86 and $3.65 per share, respectively.

                            PYRAMID BREWERIES INC.

18. Interim Financial Data (Unaudited):

  The following table presents the results of operations for each of the four quarters in 1998 and 1997. This quarterly information is unaudited, has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in the Company's quarterly results of operations, including timing of new product introduction, seasonality of demand, any decrease in the demand for craft beers and general economic conditions. As a result, the Company's results of operations for any quarter are not necessarily indicative of results for any future period.

                                     1998 Quarters Ended                        1997 Quarters Ended
                          ------------------------------------------ ------------------------------------------
                          December 31 September 30 June 30  March 31 December 31 September 30 June 30  March 31
                          ----------- ------------ -------  -------- ----------- ------------ -------  --------
                                               (in thousands, except per share amounts)
Gross sales.............    $6,423       $7,184    $7,510    $6,209    $ 6,334      $8,466    $8,386    $6,261
Less excise taxes.......       399          426       487       360        377         576       561       457
                            ------       ------    ------    ------    -------      ------    ------    ------
Net sales...............     6,024        6,758     7,023     5,849      5,957       7,890     7,825     5,804
Cost of sales...........     4,896        5,190     5,183     4,757      4,913       5,947     5,722     4,279
                            ------       ------    ------    ------    -------      ------    ------    ------
Gross margin............     1,128        1,568     1,840     1,092      1,044       1,943     2,103     1,525
Selling, general and
 administrative
 expenses...............     1,739        1,982     2,025     2,157      2,032       2,086     2,040     2,162
Restructuring charge....       --           --        --        --       1,600         --        --        --
                            ------       ------    ------    ------    -------      ------    ------    ------
Operating (loss) income.      (611)        (414)     (185)   (1,065)    (2,588)       (143)       63      (637)
Other income (expense)
 net....................        76           95       324        85       (80)        (121)       46        85
                            ------       ------    ------    ------    -------      ------    ------    ------
Income (loss) before
 income taxes...........      (535)        (319)      139      (980)    (2,668)       (264)      109      (552)
Benefit (provision) for
 income taxes...........       195           84      (66)       346      1,040          43       (41)      190
                            ------       ------    ------    ------    -------      ------    ------    ------
Net (loss) income.......    $ (340)      $ (235)   $   73    $ (634)   $(1,628)     $ (221)   $   68    $ (362)
                            ======       ======    ======    ======    =======      ======    ======    ======
Basic and diluted net
 (loss) income per
 share..................    $ (.04)      $ (.03)   $  .01    $ (.08)   $  (.20)     $ (.03)   $  .01    $ (.04)
                            ======       ======    ======    ======    =======      ======    ======    ======
Weighted average shares
 outstanding............     8,218        8,214     8,211     8,210      8,207       8,206     8,208     8,205
                            ======       ======    ======    ======    =======      ======    ======    ======

                                 EXHIBIT INDEX

  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number, which follows the description of the exhibit, indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

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