Form 10-Q
period 1999-03-31
PYRAMID BREWERIES INC
filed 1999-05-14
CIK 1001917

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________

                                   FORM 10-Q
                              ____________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999

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

  Common stock, par value of $.01 per share: 8,224,352 shares of Common Stock outstanding as of March 31, 1999

                             PYRAMID BREWERIES INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               TABLE OF CONTENTS


                                                                                    Page
                                                                                    ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)
          Balance Sheets
            March 31, 1999 and December 31, 1998.................................     3
          Statements of Operations
            Quarter Ended March 31, 1999 and 1998................................     4
          Statements of Cash Flows
            Quarter Ended March 31, 1999 and 1998................................     5
          Notes to Financial Statements..........................................     6
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................     8

PART II   OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K.......................................    11

          SIGNATURE..............................................................    12

          EXHIBIT INDEX..........................................................    13

          Exhibit 27.............................................................    14

PART I

                         Item 1 -- FINANCIAL STATEMENTS

                              PYRAMID BREWERIES INC.

                                 BALANCE SHEETS

                                                                     March 31,         December 31,
                                                                       1999                1998
                                                                    (Unaudited)         (Audited)
                                                               --------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $ 5,296,897         $ 5,245,134
   Accounts receivable, net                                             1,390,491           1,003,789
   Inventories                                                          1,402,026           1,202,793
   Prepaid expenses and other                                             563,256             621,009
   Deferred income taxes                                                  444,216             444,216
                                                               --------------------------------------
     Total current assets                                               9,096,886           8,516,941
                                                               --------------------------------------
Fixed assets, net                                                      27,245,233          27,558,848
Deferred income taxes                                                     490,576             490,576
Other                                                                     843,577             865,286
                                                               --------------------------------------
     Total assets                                                     $37,676,272         $37,431,651
                                                               ======================================
CURRENT LIABILITIES:
   Accounts payable                                                   $   756,739         $   218,964
   Accrued expenses                                                     1,370,758           1,312,593
   Refundable deposits                                                    520,895             462,747
   Restructuring reserve                                                   58,915              69,238
                                                               --------------------------------------
     Total current liabilities                                          2,707,307           2,063,542
 Deferred rent                                                            847,504             782,245
                                                               --------------------------------------
     Total liabilities                                                  3,554,811           2,845,787
                                                               --------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized,
 none issued                                                                   --                  --
Common stock, $.01 par value; 40,000,000 shares authorized,
 8,224,352 and 8,219,532 shares issued and outstanding                     82,243              82,195
Additional paid-in capital                                             35,042,412          35,036,869
Retained deficit                                                       (1,003,194)           (533,200)
                                                               --------------------------------------
Total stockholders' equity                                             34,121,461          34,585,864
                                                               --------------------------------------
Total liabilities and stockholders' equity                            $37,676,272         $37,431,651
                                                               ======================================

  The accompanying notes are an integral part of these financial statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Quarter Ended March 31,
                                                        1999                1998
                                                --------------------------------------
Gross sales                                             $6,227,482         $ 6,208,948
Less excise taxes                                          357,589             359,767
                                                --------------------------------------
Net sales                                                5,869,893           5,849,181
Cost of sales                                            4,628,887           4,757,583
                                                --------------------------------------
  Gross margin                                           1,241,006           1,091,598
Selling, general and administrative expenses             1,810,949           2,157,190
                                                --------------------------------------
Operating loss                                            (569,943)         (1,065,592)
Other income, net                                           99,949              84,485
                                                --------------------------------------
Loss before income taxes                                  (469,994)           (981,107)
Benefit for income taxes                                        --             345,779
                                                --------------------------------------
Net loss                                                $ (469,994)        $  (635,328)
                                                ======================================
Basic and diluted net loss per share                        $(0.06)             $(0.08)
                                                ======================================
Weighted average shares outstanding                      8,223,147           8,209,862
                                                ======================================
  Beer barrels shipped                                      23,700              23,800
                                                ======================================
  Soda barrels shipped                                       5,800               5,800
                                                ======================================
  Total barrels shipped                                     29,500              29,600
                                                ======================================

  The accompanying notes are an integral part of these financial statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Quarter Ended March 31,
                                                                        1999                1998
                                                                  --------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                              $ (469,994)         $ (635,328)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                          706,012             780,891
    Loss (gain) on sales of fixed assets                                     5,891              (9,745)
    Deferred income taxes                                                       --            (612,108)
    Deferred rent                                                           65,259              52,743
    Restructuring charge                                                   (10,323)           (149,240)
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (386,702)           (140,075)
    Inventories                                                           (199,233)            (33,101)
    Prepaid expenses and other                                             (70,986)            (66,490)
    Income taxes receivable                                                     --             265,449
    Accounts payable and accrued expenses                                  595,940             462,882
    Refundable deposits                                                     58,148             (27,206)
                                                                  --------------------------------------
      Net cash provided by (used in) used in operating activities          294,012            (111,328)
                                                                  --------------------------------------
INVESTING ACTIVITIES:
    Acquisitions of fixed assets                                          (282,499)           (497,897)
    Proceeds from sales of fixed assets                                     34,659              92,898
    Payments on deposits                                                        --              (4,687)
                                                                  --------------------------------------
      Net cash used in investing activities                               (247,840)           (409,686)
                                                                  --------------------------------------
FINANCING ACTIVITIES:
    Proceeds from the sale of stock                                          5,591               5,526
                                                                  --------------------------------------
      Net cash provided by financing activities                              5,591               5,526
                                                                  --------------------------------------
Increase (decrease) in cash and cash equivalents                            51,763            (515,488)
Cash and cash equivalents at beginning of period                         5,245,134           5,393,251
                                                                  --------------------------------------
Cash and cash equivalents at end of period                              $5,296,897          $4,877,763
                                                                  ======================================

   The accompanying notes are an integral part of these financial statements.

                             PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION:

  Pyramid Breweries Inc. (the "Company"), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid manufactures a line of batch-brewed sodas under the Thomas Kemper Soda Company label, which are sold primarily in Washington, Oregon and California. As of March 31, 1999, the Company's products were distributed in 32 states and Canada. The Company operates two restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

  The accompanying condensed financial statements have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the historical information contained herein, the matters described may contain forward-looking statements that involve risks and uncertainties, including those described under the caption entitled "Risk Factors and Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission, and elsewhere in the Company's periodic reports. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2.  INVENTORIES:

                                                   March 31,          December 31,
                                                     1999                1998
                                                  -----------         -----------
Raw Materials.............................         $  775,503          $  618,302
Finished Goods............................            626,523             584,491
                                                   ----------          ----------
                                                   $1,402,026          $1,202,793
                                                   ==========          ==========

  Inventories are stated at the lower of average cost or market. Cost is determined by the first-in-first-out method and market represents the lower of replacement cost or estimated net realizable value.

3.  FIXED ASSETS:

                                                   March 31,          December 31,
                                                     1999                1998
                                                  -----------         -----------
Brewery and retail equipment..............        $17,419,968         $17,283,235
Furniture and fixtures....................            878,882             618,910
Leasehold improvements....................         13,857,748          13,909,636
Construction in progress..................            266,144             340,514
Assets held for sale......................                 --              32,000
                                                  -----------         -----------
                                                   32,422,742          32,184,295
Less accumulated depreciation.............         (5,177,509)         (4,625,447)
                                                  -----------         -----------
                                                  $27,245,233         $27,558,848
                                                  ===========         ===========

4.  COMMITMENTS AND CONTINGENCIES:

  The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

5.  SEGMENT INFORMATION:

  The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131) "Disclosures about Segments of an Enterprise and Related Information," during 1998. Following the provisions of SFAS 131, the Company is reporting segment information in the same format as reviewed by the Company's management (the "Management Approach"), which is organized around differences in products and services. All segment information is presented here except for the capital expenditures and the total asset line items for 1998 because obtaining the information was impracticable.

  Products and Services

  The Company's reportable segments include brewery operations, soda operations and alehouses. Brewery operations include the production and sale of Pyramid Ales and Thomas Kemper beers. Soda operations include the production and sale of Thomas Kemper Soda Company products. The third segment consists of two full-service alehouses, which market and sell the full line of the Company's beer and soda products as well as food and certain merchandise.

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

Segment profit and segment assets are as follows:

                                           Brewery          Soda
                                          Operations     Operations      Alehouses        Other           Total
                                          ----------     ----------      ---------        -----           -----
                                                               (Dollars in thousands)
Quarter ended March 31, 1999
   Revenues from external customers.        $ 3,831           $755        $1,641         $    --         $ 6,227
   Intersegment revenues............            152              7          (159)             --              --
   Interest income..................             --             --            --              79              79
   Depreciation and amortization....            540             28           103              35             706
   Operating income (loss)..........           (184)           242            20            (648)           (570)
   Income tax benefit...............             --             --            --              --              --
   Capital expenditures.............            141             --            29             112             282
   Total assets.....................         22,380            585         3,442          11,269          37,676

Quarter ended March 31, 1998
   Revenues from external customers.        $ 4,004           $755        $1,450         $    --         $ 6,209
   Intersegment revenues............             97              9          (106)             --              --
   Interest income..................             --             --            --              81              81
   Depreciation and amortization....            555             28           166              32             781
   Operating income (loss)..........           (500)           220           (15)           (771)         (1,066)
   Income tax benefit...............             --             --            --             346             346
   Capital expenditures.............            197            142            62              97             498

Other

  Other consists of interest income, general and administrative expense, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for fixed assets, which are presented by segment.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

                                                                               Quarter Ended March 31,
                                                                               -----------------------
                                                                                % of                                  % of
                                                             1999            Net Sales             1998            Net Sales
                                                       -----------------  ----------------  ------------------  ----------------
Gross sales..........................................        $6,227,482                           $ 6,208,948
Less excise taxes....................................           357,589                               359,767
                                                             ----------          -----            -----------          -----
Net sales............................................         5,869,893          100.0              5,849,181          100.0
Cost of sales........................................         4,628,887           78.9              4,757,583           81.3
                                                             ----------          -----            -----------          -----
    Gross margin.....................................         1,241,006           21.1              1,091,598           18.7
Selling, general and administrative..................         1,810,949           30.8              2,157,190           37.0
                                                             ----------          -----            -----------          -----
Operating loss.......................................          (569,943)          (9.7)            (1,065,592)         (18.3)
Other income, net....................................            99,949            1.7                 84,485            1.4
                                                             ----------          -----            -----------          -----
Loss before income taxes.............................          (469,994)          (8.0)              (981,107)         (16.9)
Benefit for  income taxes............................                --             --                345,779            5.9
                                                             ----------          -----            -----------          -----
Net loss.............................................        $ (469,994)          (8.0)           $  (635,328)         (11.0)
                                                             ==========          =====            ===========          =====

Basic and diluted net loss per share.................            $(0.06)                               $(0.08)
                                                             ==========                           ===========
Weighted  average shares outstanding.................         8,223,147                             8,209,862
                                                             ==========                           ===========
Operating data (in barrels):
    Beer barrels shipped.............................            23,700                                23,800
                                                             ==========                           ===========
    Soda barrels shipped.............................             5,800                                 5,800
                                                             ==========                           ===========
    Total barrels shipped............................            29,500                                29,600
                                                             ==========                           ===========
    Production capacity at period end................           172,000                               172,000
                                                             ==========                           ===========

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

  Gross Sales. Gross sales were $6,227,000 in the first quarter ended March 31, 1999 compared to $6,209,000 in the same quarter of 1998. This small increase in gross sales was due to increased Alehouse sales, offset by a decrease in wholesale beer sales while soda product sales were flat. Alehouse sales increased 13.2%, from $1,450,000 to $1,641,000, due to increased sales prices and patronage at both alehouse restaurants. Wholesale beer sales decreased 4.3% to $3,831,000 in the first quarter ended March 31, 1999 from $4,004,000 in the same quarter of 1998. This decrease was due to a slight volume decrease and a reduction in revenues per barrel due to an increase in draft beer sales as a percentage of total beer sales from 38.3% in first quarter of 1998 to 41.5% in first quarter of 1999. Sales of Thomas Kemper Soda products remained unchanged from the same quarter of 1998 at $755,000 and 5,800 barrels shipped.

  Excise Taxes. Excise taxes totaled 5.7% and 5.8% of gross sales for the quarters ended March 31, 1999 and 1998, respectively.

  Gross Margin. Gross margin as a percentage of net sales increased to 21.1% in the quarter ended March 31, 1999 from 18.7% in the same quarter of 1998. This increase as a percentage of net sales was due mainly to a greater proportion of beer production at the more efficient Berkeley production plant and a shift in product mix to higher margin products.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 16.0% to $1,811,000 or 30.8% of net sales for the first quarter ended March 31, 1999 from $2,157,000 or 37% of net sales for the same quarter of 1998. This decrease resulted from planned sales and marketing expenditure reductions and a decrease in non-recurring costs related to the upgrading of the Company's computer systems, legal and other expenses in the first quarter of 1998.

  Other Income, net. Other income, net was approximately $100,000 and 1.7% of net sales for the first quarter ended March 31, 1999 compared to $84,000 and 1.4% of net sales in the same quarter of 1998. The increase can be attributed to increased parking and interest income and decreased other expense during the quarter ended March 31, 1999 compared to the same quarter of 1998.

  Income Taxes. The Company recorded no income tax benefit for the first quarter ended March 31, 1999 compared to the $346,000 benefit in the same quarter of 1998. The Company has established a valuation allowance to offset the further accumulation of deferred tax assets that can arise from recurring tax benefits associated with pre-tax losses.

  Net Loss. The Company reported a net loss of $470,000 for the first quarter ended March 31, 1999 compared to a net loss of $635,000 in the same quarter of 1998. The decrease in net loss was the result of increased alehouse sales, higher gross margin on wholesale beer sales and a reduction in selling, general and administrative expenses, offset by the elimination of a tax benefit for the loss in the first quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities during the first quarter ended March 31, 1999 was approximately $294,000 due primarily to the offset of depreciation and amortization expense to the net loss for the quarter. Net cash used in investing activities for the quarter ended March 31, 1999 was $248,000 resulting from funds used to upgrade computers and installation of production equipment at the Berkeley Brewery. At March 31, 1999, the Company had working capital of $6,390,000 compared to $6,453,000 at December 31, 1998.

  The Company has a $10 million line of credit (the Line of Credit) for short-term operating needs. The Line of Credit revolves through April 30, 2000, during which time the payments are interest only. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 100 basis points. Up to $5 million of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 125 basis points.

  Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures in 1999 are expected to be less than 1998 expenditures. Planned projects include the continued upgrading of brewery equipment and alehouse facilities in the Seattle and Berkeley locations. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs during 1999.

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

  The Company's Year 2000 Project is proceeding on schedule. Early in 1998, the Company began a project to improve its information systems by replacing existing business software. The new system replaces all critical systems and approximately 90% of all computer systems which the Company's inventory showed to be affected by the year 2000 issue. The Company's inventory revealed no other significant problems arising from non-compliant computer chips embedded in other equipment. The total cost of the Company's Year 2000 Project is approximately $500,000, including the cost of installing the business software. Approximately $430,000 has been incurred as of March 31, 1999 and the project is expected to be completed by mid-1999.

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

RISK FACTORS AND FORWARD LOOKING STATEMENTS

  Pyramid Breweries Inc. does not provide forecasts of future financial performance. However this report does contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. There are numerous important factors that could cause results to differ materially from those anticipated by some of the statements made by the Company. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings including its Form 10-K for the year ended December 31, 1998.

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

  A shareholder who intends to present a proposal at the Company's next annual meeting, other than pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, must provide the Company notice of such intention by at least April 7, 2000, or management of the Company will have discretionary voting authority at the 2000 annual meeting with respect to such proposal without any discussion of the matter in the Company's proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

  The following exhibits are filed as part of this report.

  3.1*  Amended and Restated Articles of Incorporation
  3.2*  Amended and Restated Bylaws
  27    Financial Data Schedule

  * Incorporated by reference to the exhibits filed as part of the Company's Registration Statement on Form S-1 (File No. 33-97834).

(B)  REPORTS ON FORM 8-K

  None filed during the quarter ended March 31, 1999.

Items 1, 2, 3, and 4 of PART II are not applicable and have been omitted

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on May 14, 1999.

                                          PYRAMID BREWERIES INC.


                                          By: /s/ RICHARD DENMARK
                                              -------------------
                                              Richard Denmark, Vice President
                                              and Chief Financial Officer


DATE:  May 14, 1999

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                      DESCRIPTION
  -------                -----------------------
    27                   Financial Data Schedule