Form 10-Q
period 1999-06-30
PYRAMID BREWERIES INC
filed 1999-08-13
CIK 1001917

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ____________________


                                   FORM 10-Q

                             ____________________


(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999

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

  Common Stock, par value of $.01 per share: 8,236,699 shares of Common Stock outstanding as of June 30, 1999


                  Pages 1 of 14 sequentially numbered pages.

                            PYRAMID BREWERIES INC.

                                   FORM 10-Q

          FOR THE QUARTERLY AND SIX MONTH PERIOD ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                                       Page
                                                                                      ------
PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
           Balance Sheets
            June 30, 1999 and December 31, 1998.....................................    3
           Statements of Operations
            Three Month and Six Month Periods Ended June 30, 1999 and 1998..........    4
           Statements of Cash Flows
            Six Month Periods Ended June 30, 1999 and 1998..........................    5
           Notes to Financial Statements (Unaudited)................................    6
Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...............................................    8

PART II    OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K.........................................   11

           SIGNATURE................................................................   12

           EXHIBIT INDEX............................................................   13

           Exhibit 27...............................................................   14

PART I

                        Item 1 -- FINANCIAL STATEMENTS

                            PYRAMID BREWERIES INC.

                                BALANCE SHEETS


                                                                       June 30,          December 31,
                                                                         1999               1998
                                                                      (Unaudited)         (Audited)
                                                                 --------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                      $   6,088,132      $   5,245,134
     Accounts receivable, net                                           1,577,185          1,003,789
     Inventories                                                        1,542,130          1,202,793
     Prepaid expenses and other                                           417,298            621,009
     Deferred income taxes                                                444,216            444,216
                                                                 -------------------------------------
          Total current assets                                         10,068,961          8,516,941
                                                                 -------------------------------------
Fixed assets, net                                                      26,904,662         27,558,848
Deferred income taxes                                                     490,576            490,576
Other assets                                                              822,307            865,286
                                                                 -------------------------------------
          Total assets                                              $  38,286,506      $  37,431,651
                                                                 =====================================

CURRENT LIABILITIES:
     Accounts payable                                               $   1,292,756      $     218,964
     Accrued expenses                                                   1,311,650          1,312,593
     Refundable deposits                                                  535,094            462,747
     Restructuring reserve                                                     --             69,238
                                                                 -------------------------------------
          Total current liabilities                                     3,139,500          2,063,542
Deferred rent                                                             912,763            782,245
                                                                 -------------------------------------
          Total liabilities                                             4,052,263          2,845,787
                                                                 -------------------------------------

COMMITMENTS AND CONTINGENCIES

Preferred stock, 10,000,000 shares authorized,
 none issued                                                                   --                 --
Common stock, $.01 par value; 40,000,000 shares authorized,
  8,236,699 and 8, 219,532 shares issued and outstanding                   82,367             82,195
Additional paid-in capital                                             35,065,639         35,036,869
Retained deficit                                                         (913,763)          (533,200)
                                                                 -------------------------------------
Total stockholders' equity                                             34,234,243         34,585,864
                                                                 -------------------------------------
Total liabilities and stockholders' equity                          $  38,286,506      $  37,431,651
                                                                 =====================================

       The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended                        Six Months Ended
                                                              June 30,                                 June 30,
                                                  ---------------------------------         ------------------------------
                                                       1999                1998                 1999              1998
                                                       ----                ----                 ----              ----
Gross sales                                         $7,738,483         $7,510,552            $13,965,965      $13,719,500
Less excise taxes                                      489,272            487,556                846,861          847,323
                                                    ----------         ----------            -----------      -----------
  Net sales                                          7,249,211          7,022,996             13,119,104       12,872,177
Cost of sales                                        5,364,444          5,182,756              9,993,331        9,940,339
                                                    ----------         ----------            -----------      -----------
  Gross margin                                       1,884,767          1,840,240              3,125,773        2,931,838
Selling, general and administrative expenses         1,896,558          2,024,850              3,707,507        4,182,040
                                                    ----------         ----------            -----------      -----------
Operating loss                                         (11,791)          (184,610)              (581,734)      (1,250,202)
Other income, net                                      101,222            324,279                201,171          408,764
                                                    ----------         ----------            -----------      -----------
Income (loss) before income taxes                       89,431            139,669               (380,563)        (841,438)
(Provision) benefit for income taxes                        --            (66,282)                    --          279,497
                                                    ----------         ----------            -----------      -----------
Net income (loss)                                   $   89,431         $   73,387            $  (380,563)     $  (561,941)
                                                    ==========         ==========            ===========      ===========

Basic and diluted net income (loss) per share       $     0.01         $     0.01            $     (0.05)     $     (0.07)
                                                    ==========         ==========            ===========      ===========

Weighted average shares outstanding                  8,229,376          8,211,055              8,226,262        8,210,156
                                                    ==========         ==========            ===========      ===========

Beer barrels shipped                                    29,400             29,200                 53,100           53,000
                                                    ==========         ==========            ===========      ===========
Soda barrels shipped                                     7,800              7,500                 13,600           13,300
                                                    ==========         ==========            ===========      ===========
Total barrels shipped                                   37,200             36,700                 66,700           66,300
                                                    ==========         ==========            ===========      ===========

       The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Six Months Ended June 30,
                                                                         1999              1998
                                                                 -------------------------------------
OPERATING ACTIVITIES:
 Net Loss                                                           $  (380,563)     $  (561,941)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                                       1,400,242        1,442,647
  Loss (gain) on sale of fixed assets                                    16,031           (1,971)
  Deferred income taxes                                                      --         (558,941)
  Deferred rent                                                         130,518          119,010
  Restructuring charge                                                  (69,238)        (343,042)
Changes in operating assets and liabilities:
  Accounts receivable                                                  (573,396)        (564,524)
  Inventories                                                          (339,337)         (13,564)
  Prepaid expenses and other                                            (37,260)        (117,654)
  Income taxes receivable                                                    --          250,071
  Accounts payable and accrued expenses                               1,072,849          370,833
  Refundable deposits                                                    72,347           18,465
                                                                 -------------------------------------
    Net cash provided by operating activities                         1,292,193           39,389
                                                                 -------------------------------------
INVESTING ACTIVITIES:
  Acquisitions of fixed assets                                         (512,785)        (746,224)
  Proceeds from sales of fixed assets                                    34,648          193,143
                                                                 -------------------------------------
    Net cash used in investing activities                              (478,137)        (553,081)
                                                                 -------------------------------------
FINANCING ACTIVITIES:
    Proceeds from the sale of common stock                               28,942            9,228
                                                                 -------------------------------------
      Net cash provided by financing activities                          28,942            9,228
                                                                 -------------------------------------
Increase (decrease) in cash and cash equivalents                        842,998         (504,464)
Cash and cash equivalents at beginning of period                      5,245,134        5,393,251
                                                                 -------------------------------------
Cash and cash equivalents at end of period                          $ 6,088,132      $ 4,888,787
                                                                 =====================================

       The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION:

Pyramid Breweries Inc. (the "Company"), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid Ales, Thomas Kemper Brewing Company and Brasserie Monx brands. Pyramid manufactures a line of batch-brewed sodas under the Thomas Kemper Soda Company label, which are sold primarily in Washington, Oregon and California.
As of June 30, 1999, the Company's products were distributed in 32 states and Canada. The Company operates restaurants adjacent to each of its breweries under the Pyramid Brewery and Alehouse brand name.

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


2.  INVENTORIES:

                                             June 30,     December 31,
                                               1999          1998
                                           ------------- -------------
     Raw Materials......................     $  741,356    $  618,302
     Finished Goods.....................        800,774       584,491
                                            -----------   -----------
                                            $ 1,542,130   $ 1,202,793
                                            ===========   ===========

     Inventories are stated at the lower of average cost or market. Cost is determined by the first-in-first-out method and market represents the lower of replacement cost or estimated net realizable value.


3.  FIXED ASSETS:

                                              June 30,      December 31,
                                                1999            1998
                                           --------------  --------------
     Brewery and retail equipment.........   $17,500,381     $17,283,235
     Furniture and fixtures...............       935,570         618,910
     Leasehold improvements...............    13,867,967      13,909,636
     Construction in progress.............       313,902         340,514
     Assets held for sale.................            --          32,000
                                            ------------   -------------
                                              32,617,820      32,184,295
     Less accumulated depreciation........    (5,713,158)     (4,625,447)
                                            ------------   -------------
                                             $26,904,662    $ 27,558,848
                                            ============   =============

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

  Products and Services

  The Company's reportable segments include brewery operations, soda operations and alehouses. Brewery operations include the production and sale of Pyramid Ales, Thomas Kemper beers and Brasserie Monx Belgian Style beers. Soda operations include the production and sale of Thomas Kemper Soda Company products. The third segment consists of two full-service alehouses, which market and sell the full line of the Company's beer and soda products as well as food and certain merchandise.

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

Segment profit and segment assets are as follows:

                                                Brewery           Soda
                                              Operations       Operations        Alehouses        Other           Total
                                             ------------     ------------      -----------     ---------      -----------
                                                                           (Dollars in thousands)
Quarter ended June 30, 1999
   Revenues from external customers......     $  4,959         $   1,004         $   1,775       $     --       $   7,738
   Intersegment revenues.................          107                17              (124)            --              --
   Interest income.......................           --                --                --             72              72
   Depreciation and amortization.........          527                28               103             36             694
   Operating income (loss)...............          224               256               119           (611)            (12)
   Income tax benefit....................           --                --                --             --              --
   Capital expenditures..................           37                --               184             10             231
   Total assets..........................       22,173               572             3,563         11,979          38,287

Quarter ended June 30, 1998
   Revenues from external customers......     $  4,953         $     963         $   1,595       $     --       $   7,511
   Intersegment revenues.................          113                 8              (121)            --              --
   Interest income.......................           --                --                --             76              76
   Depreciation and amortization.........          519                28                91             24             662
   Operating income (loss)...............          238               211                65           (699)           (185)
   Income tax provision..................           --                --                --            (66)            (66)
   Capital expenditures..................           96                --                88             64             248

Six months ended June 30, 1999
   Revenues from external customers......     $  8,790         $   1,760         $   3,416       $     --       $  13,966
   Intersegment revenues.................          259                24              (283)            --              --
   Interest income.......................           --                --                --            151             151
   Depreciation and amortization.........        1,067                56               206             71           1,400
   Operating income (loss)...............           40               498               139         (1,259)           (582)
   Income tax benefit....................           --                --                --             --              --
   Capital expenditures..................          178                --               213            122             513
   Total assets..........................       22,173               572             3,563         11,979          38,287

Six months ended June 30, 1998
   Revenues from external customers......     $  8,957         $   1,718         $   3,045       $     --       $  13,720
   Intersegment revenues.................          210                17              (227)            --              --
   Interest income.......................           --                --                --            157             157
   Depreciation and amortization.........        1,074                56               257             56           1,443
   Operating (loss) income...............         (262)              431                50         (1,469)         (1,250)
   Income tax benefit....................           --                --                --            279             279
   Capital expenditures..................          293               142               150            161             746

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

SELECTED UNAUDITED OPERATING DATA

                                                                          Three Months Ended June 30,
                                                                -----------------------------------------------
                                                                          % of                              % of
                                                           1999        Net Sales          1998           Net Sales
                                                      ------------    ----------      ------------      ----------
Gross sales........................................    $ 7,738,483                     $ 7,510,552
Less excise taxes..................................        489,272                         487,556
                                                      ------------                    ------------
Net sales..........................................      7,249,211       100.0           7,022,996         100.0
Cost of sales......................................      5,364,444        74.0           5,182,756          73.8
                                                      ------------       -----        ------------         -----
  Gross margin.....................................      1,884,767        26.0           1,840,240          26.2
Selling, general and administrative................      1,896,558        26.2           2,024,850          28.8
                                                      ------------       -----        ------------          ----
Operating loss.....................................        (11,791)       (0.2)           (184,610)         (2.6)
Other income, net..................................        101,222         1.4             324,279           4.6
                                                      ------------       -----        ------------          ----
Income before income taxes.........................         89,431         1.2             139,669           2.0
Provision for income taxes.........................             --          --             (66,282)         (1.0)
                                                      ------------       -----        ------------          ----
Net income.........................................   $     89,431         1.2        $     73,387           1.0
                                                      ============       =====        ============          ====
Basic and diluted net income per share.............   $       0.01                    $       0.01
                                                      ============                    ============
Weighted  average common shares outstanding........      8,229,376                       8,211,055
                                                      ============                    ============
Operating data (in barrels):
  Beer barrels shipped.............................         29,400                          29,200
                                                      ============                    ============
  Soda barrels shipped.............................          7,800                           7,500
                                                      ============                    ============
  Total barrels shipped............................         37,200                          36,700
                                                      ============                    ============
  Production capacity at period end................        172,000                         172,000
                                                      ============                    ============

                                                                            Six Months Ended June 30,
                                                                 ----------------------------------------------
                                                                            % of                               % of
                                                            1999         Net Sales           1998           Net Sales
                                                       -------------    -----------      ------------      -----------
Gross sales........................................    $ 13,965,965                      $ 13,719,500
Less excise taxes..................................         846,861                           847,323
                                                       ------------                      ------------
Net sales..........................................      13,119,104        100.0           12,872,177         100.0
Cost of sales......................................       9,993,331         76.2            9,940,339          77.2
                                                       ------------        -----         ------------         -----
  Gross margin.....................................       3,125,773         23.8            2,931,838          22.8
Selling, general and administrative................       3,707,507         28.3            4,182,040          32.6
                                                       ------------        -----         ------------         -----
Operating loss.....................................        (581,734)        (4.5)          (1,250,202)         (9.8)
Other income, net..................................         201,171          1.5              408,764           3.2
                                                       ------------        -----         ------------         -----
Loss before income taxes...........................        (380,563)        (3.0)            (841,438)         (6.6)
Benefit for income taxes...........................              --           --              279,497           2.2
                                                       ------------        -----         ------------         -----
Net loss...........................................    $   (380,563)        (3.0)        $   (561,941)         (4.4)
                                                       ============        =====         ============         =====

Basic and diluted net loss per share...............    $      (0.05)                      $      (0.07)
                                                       ============                       ============
Weighted  average common shares outstanding........       8,226,262                          8,210,156
                                                       ============                       ============
Operating data (in barrels):
  Beer barrels shipped.............................          53,100                             53,000
                                                       ============                       ============
  Soda barrels shipped.............................          13,600                             13,300
                                                       ============                       ============
  Total barrels shipped............................          66,700                             66,300
                                                       ============                       ============
  Production capacity at period end................         172,000                            172,000
                                                       ============                       ============

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

  Gross Sales. Gross sales increased 3.0% to $7,738,000 for the second quarter ended June 30, 1999 from $7,511,000 in the same quarter of the prior year. This increase in gross sales was mainly the result of increased soda and alehouse sales, while craft beer sales were flat. Alehouse sales increased 11.3% to $1,775,000 from $1,595,000 for quarters ended June 30, 1999 and 1998, respectively, due to increased sales prices and patronage at both alehouses. Soda sales increased 4.3% to $1,004,000 for the second quarter of 1999 from $963,000 in the same quarter of the prior year which resulted primarily from a 4.0% increase in soda shipments to 7,800 barrels, up from 7,500 barrels in the same quarter of the prior year. Craft beer sales increased less than 1% to $4,959,000 for the second quarter of 1999 on shipments of 29,400 barrels from $4,953,000 and 29,200 barrels shipped in the same quarter of the prior year. The product mix shifted slightly to a higher percentage of draft sales to 37.0% for the quarter ended June 30, 1999 from 36.5% for the same quarter of the prior year.

  Excise Taxes. Excise taxes decreased to 6.3% of gross sales for the second quarter ended June 30, 1999 from 6.5% of gross sales in the same quarter of the prior year. The decrease in excise taxes as a percentage of gross sales was due mainly to a greater portion of alehouse sales during the quarter ended June 30, 1999, which do not bear excise tax.

  Gross Margin. Gross margin increased 2.4% to $1,885,000 for the second quarter ended June 30, 1999 from $1,840,000 in the same quarter of the prior year. Gross margin as a percentage of net sales declined to 26.0% for the second quarter ended June 30, 1999 from 26.2% for the same quarter of the prior year. This small decrease as a percentage of net sales was due primarily to the higher level of alehouse sales which has a lower gross margin as a percent of net sales.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 6.3% to $1,897,000 from $2,025,000 for the quarters ended June 30, 1999 and 1998, respectively. Selling, general and administrative expenses as a percent of net sales also decreased to 26.2% from 28.8% for the same quarter of the prior year. This decrease resulted from planned sales and marketing expenditure reductions and a decrease in non-recurring costs related to the upgrading of the Company's computer systems in the second quarter of 1998. Current quarter selling, general and administrative expenses also included a $60,000 gain from the close-out of the 1997 restructuring reserve.

  Other Income. Other income decreased 68.8% to $101,000 for the second quarter ended June 30, 1999 from $324,000 for the second quarter of the prior year. The decrease in other income was due primarily to the successful outcome of a long-standing securities lawsuit, which resulted in the Company's insurers refunding expenditures on legal costs of $250,000 in the quarter ended June 30, 1998.

  Income Taxes. The Company recorded no income tax provision for the second quarter ended June 30, 1999 compared to the $66,000 provision in the same quarter of 1998. During the first quarter of 1999, the Company established a valuation allowance to offset the further accumulation of deferred tax assets and no tax benefit or provision has been recognized for the current year pre-tax losses.

  Net Income. Net income for the quarter ended June 30, 1999 was $89,000, an increase from $73,000 reported for the second quarter of the prior year. The increase in net income was due mainly to increased alehouse profits, decreased selling, general and administrative expenses and the elimination of a tax provision for the second quarter income.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

  Gross Sales. Gross sales increased 1.8% to $13,966,000 for the six month period ended June 30, 1999 from $13,720,000 in the same six month period of the prior year. This increase in gross sales was mainly the result of increased sales from the alehouses. Alehouse sales increased 12.2% to $3,416,000 from $3,045,000 for six months ended June 30,1999 and 1998, respectively, due to increased sales prices and patronage at both alehouses. Craft soda sales increased 2.4% to $1,760,000 for the six month period ended June 30, 1999 from $1,718,000 in the same period of the prior year while soda shipments increased 2.3% to 13,600 barrels from 13,300 barrels in the same period of the prior year. Craft beer sales decreased 1.9% to $8,790,000 for the six month period ended June 30, 1999 from $8,957,000 in the same period of the prior year. The decrease resulted primarily from an increase in draft beer sales which carry a lower price per barrel than bottled beer. Craft beer shipments increased slightly to 53,100 barrels from 53,000 barrels in the same period of the prior year. The product mix shifted to a higher percentage of draft sales to 39.0% for the six months ended June 30, 1999 versus 37.3% for the same period of the prior year.

  Excise Taxes. Excise taxes decreased to 6.1% of gross sales for the six month period ended June 30, 1999 from 6.2% of gross sales for the same six month period of the prior year. The decrease in excise taxes as a percentage of gross sales was due to a higher proportion of alehouse sales which do not bear excise tax.

  Gross Margin. Gross margin increased 6.6% to $3,126,000 for the six month period ended June 30, 1999 from $2,932,000 for the same six month period of the prior year. Gross margin as a percentage of net sales improved to 23.8% for the six month period ended June 30, 1999 from 22.8% for the same six month period of the prior year. This increase as a percentage of net sales was due mainly to a greater proportion of beer production at the more efficient Berkeley production plant and a shift in sales mix to higher margin products.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 11.3% to $3,708,000 for the six month period ended June 30, 1999 from $4,182,000 for the same period of the prior year. Selling, general and administrative expenses as a percent of net sales also decreased to 28.3% from 32.6% for the same period of the prior year. This decrease resulted from planned sales and marketing expenditure reductions and a decrease in non-recurring costs related to the upgrading of the

Company's computer systems in the first six months of 1998. Current year selling, general and administrative expenses also included a $60,000 gain from the close-out of the 1997 restructuring reserve.

  Other Income, net. Other income, net decreased to $201,000 for the six month period ended June 30,1999 from $409,000 for the same six month period of the prior year. The decrease in other income was due primarily to the successful outcome of a long-standing securities lawsuit which resulted in the Company's insurers refunding expenditures on legal costs of $250,000 in the six month period ended June 30, 1998.

  Income Taxes. The Company recorded no income tax benefit for the period ended June 30, 1999 compared to the $279,000 benefit recorded in the period of 1998. During the first quarter of 1999, the Company established a valuation allowance to offset the further accumulation of deferred tax assets and no tax benefit or provision has been recognized for the current year pre-tax losses.

  Net Loss. The net loss for the six month period ended June 30, 1999 decreased 32.2% to $381,000, as compared to net loss of $562,000 reported for the same period of the prior year. The decrease in net loss was due mainly to increased alehouse sales and decreased selling, general and administrative expenses, which was partially offset by the elimination of a tax benefit for the prior year loss and the $250,000 refund of legal expenditures in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities during the six month period ended June 30, 1999 was approximately $1,292,000 due primarily to net income for the quarter and the increase in the accounts payable balance in the current period compared to prior year decreases in the restructuring charge and increases in deferred income taxes. The increase in accounts payable during the six month period ended June 30, 1999 was primarily due to the timing of cash disbursements which were made the day after the period ended June 30, 1999. Net cash used in investing activities for the six month period ended June 30, 1999 was $478,000 resulting from funds used to expand the Seattle alehouse and installation of production equipment at the Berkeley Brewery. At June 30, 1999, the Company had working capital of $6,929,000 compared to $6,453,000 at December 31, 1998.

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

  The Company's Year 2000 Project is proceeding on schedule. Early in 1998, the Company began a project to improve its information systems by replacing existing business software. The new system replaces all critical systems and approximately 90% of all computer systems which the Company's inventory showed to be affected by the year 2000 issue. The Company's inventory revealed no other significant problems arising from non-compliant computer chips embedded in other equipment. The total cost of the Company's Year 2000 Project is approximately $450,000, including the cost of installing the business software. Approximately $445,000 has been incurred as of June 30, 1999 and the project is substantially complete.

  The Company is dependent upon certain suppliers and its wholesale customers. There are plans to communicate with these companies to assess their readiness for the year 2000. Contingency plans will be made where practicable to cope with interruption of supplies or services and failures by wholesalers to properly service the Company's markets. However, it should be noted that there are many cases, such as utility supply and servicing of certain markets, where no feasible alternatives are available to the Company and the Company is vulnerable to failures by external third parties.

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


PART II. -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual shareholder meeting was held on May 13, 1999. During the meeting, the election of three directors was submitted to a vote of security holders and duly elected for terms of three years each. George Hancock was re-elected by a vote of 7,264,170 for and 257,641 votes were withheld. Robert Toledo was elected by a vote of 7,258,244 for and 263,567 withheld. Scott Barnum was elected by a vote of 7,265,370 for and 256,441 withheld. The terms of office as directors continued after the meeting for John Stoddard, John Bryce, George Textor and Thomas Schwalm.


ITEM 5.  OTHER INFORMATION

  On June 17, 1999 a Stockholder Rights Plan was adopted. See item 6, section B below.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS


  The following exhibits are filed as part of this report.

  3.1*  Amended and Restated Articles of Incorporation

  3.2*  Amended and Restated Bylaws

  27    Financial Data Schedule

  *Incorporated by reference to the exhibits filed as part of the Company's Registration Statement on Form S-1 (File No. 33-97834).

(B)  REPORTS ON FORM 8-K

  On June 17, 1999 the Company filed a Form 8-K regarding the adoption by the Board of Directors of the Corporation of a Stockholder Rights Plan (File No. 000-27116).

Items 1,2 and 3 of PART II are not applicable and have been omitted

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 13, 1999.


                              PYRAMID BREWERIES INC.



                              By:  /s/ RICHARD DENMARK
                                  -----------------------
                                  Richard Denmark, Vice President
                                  and Chief Financial Officer


DATE:  August 13, 1999

                                 EXHIBIT INDEX

EXHIBIT
 NO.           DESCRIPTION
               -----------
 27            Financial Data Schedule