Form 10-Q
period 1999-09-30
PYRAMID BREWERIES INC
filed 1999-11-12
CIK 1001917

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

     FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                              ____________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
                                               --

  Common Stock, par value of $.01 per share: 8,240,303 shares of Common Stock outstanding as of September 30, 1999

                   Pages 1 of 15 sequentially numbered pages.

                             PYRAMID BREWERIES INC.
                                   FORM 10-Q
       FOR THE QUARTERLY AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
           Balance Sheets
            September 30, 1999 and December 31, 1998...........................................   3
           Statements of Operations
            Three Month and Nine Month Periods Ended September 30, 1999 and 1998...............   4
           Statements of Cash Flows
            Nine Month Periods Ended September 30, 1999 and 1998...............................   5
           Notes to Financial Statements.......................................................   6
Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................................   9
PART II    OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K....................................................  12

           SIGNATURE...........................................................................  13

           EXHIBIT INDEX.......................................................................  14

           Exhibit 27..........................................................................  15

PART I

                         Item 1 -- FINANCIAL STATEMENTS

                             PYRAMID BREWERIES INC.

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                     September 30,       December 31,
                                                                         1999                1998
                                                                      (Unaudited)         (Audited)
                                                                 --------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                     $      6,395,847       $   5,245,134
     Accounts receivable, net                                             1,356,858           1,003,789
     Inventories                                                          1,516,114           1,202,793
     Deferred income taxes                                                  444,216             444,216
     Prepaid expenses and other                                             365,361             621,009
                                                                 --------------------------------------
          Total current assets                                           10,078,396           8,516,941
                                                                 --------------------------------------
Fixed assets, net                                                        26,506,849          27,558,848
Deferred income taxes                                                       490,576             490,576
Other assets                                                                805,084             865,286
                                                                 --------------------------------------
          Total assets                                             $     37,880,905       $  37,431,651
                                                                 ======================================

CURRENT LIABILITIES:
     Accounts payable                                              $        660,910       $     218,964
     Accrued expenses                                                     1,433,773           1,312,593
     Refundable deposits                                                    521,620             462,747
     Restructuring reserve                                                       --              69,238
                                                                 --------------------------------------
          Total current liabilities                                       2,616,303           2,063,542
Deferred rent                                                               967,720             782,245
                                                                 --------------------------------------
          Total liabilities                                               3,584,023           2,845,787
                                                                 --------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
Preferred stock, 10,000,000 shares authorized,
     none issued                                                                 --                  --
Common stock, $.01 par value; 40,000,000 shares authorized,
     8,240,303 and 8,219,532 shares issued and outstanding                   82,403              82,195
Additional paid-in capital                                               35,070,649          35,036,869
Retained  deficit                                                          (856,170)           (533,200)
Total stockholders' equity                                               34,296,882          34,585,864
                                                                 --------------------------------------
Total liabilities and stockholders' equity                         $     37,880,905       $  37,431,651
                                                                 ======================================

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                    September 30,
                                                      1999           1998             1999            1998
                                                  -------------  ------------    --------------   -------------
Gross sales..............................          $7,811,037    $7,183,862         $21,777,002    $20,903,362
Less excise taxes........................             471,873       425,799           1,318,734      1,273,122
                                                   ----------    ----------         -----------    -----------
    Net sales............................           7,339,164     6,758,063          20,458,268     19,630,240
Cost of sales............................           5,522,541     5,190,131          15,515,872     15,130,470
                                                   ----------    ----------         -----------    -----------
    Gross margin.........................           1,816,623     1,567,932           4,942,396      4,499,770
Selling, general and administrative
  expenses...............................           1,948,205     1,982,401           5,655,712      6,164,441
                                                   ----------    ----------         -----------    -----------
Operating loss...........................            (131,582)     (414,469)           (713,316)    (1,664,671)
Other income, net........................             189,175        95,077             390,346        503,841
                                                   ----------    ----------         -----------    -----------
Income (loss) before income taxes........              57,593      (319,392)           (322,970)    (1,160,830)
Benefit for income taxes.................                  --        84,530                  --        364,027
                                                   ----------    ----------         -----------    -----------
Net income (loss)........................          $   57,593    $ (234,862)        $  (322,970)   $  (796,803)
                                                   ==========    ==========         ===========    ===========

Basic and diluted net income (loss) per
 share...................................          $     0.01    $    (0.03)        $     (0.04)   $     (0.10)
                                                   ==========    ==========         ===========    ===========

Weighted average common shares
 outstanding.............................           8,239,402     8,214,029           8,230,642      8,211,447
                                                   ==========    ==========         ===========    ===========

Beer barrels shipped.....................              28,300        26,900              81,400         79,900
                                                   ==========    ==========         ===========    ===========
Soda barrels shipped.....................               8,600         8,600              22,200         21,900
                                                   ==========    ==========         ===========    ===========
Total barrels shipped....................              36,900        35,500             103,600        101,800
                                                   ==========    ==========         ===========    ===========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                           1999                         1998
                                                                    ----------------------------------------------
OPERATING ACTIVITIES:
    Net loss..................................................           $ (322,970)                 $  (796,803)
    Adjustments to reconcile net loss  to
       net cash provided by operating activities:
       Depreciation and amortization..........................            2,086,138                    2,078,771
       Loss on sale of fixed assets...........................               22,497                      104,814
       Deferred income taxes..................................                   --                     (289,513)
       Deferred rent..........................................              185,475                      147,762
       Restructuring charge...................................              (69,238)                    (316,590)
    Changes in operating assets and liabilities:
       Accounts receivable....................................             (353,069)                     (18,397)
       Inventories............................................             (313,321)                    (240,372)
       Prepaid expenses and other.............................              (88,605)                    (152,090)
       Income taxes receivable................................                   --                     (117,485)
       Accounts payable and accrued expenses..................              563,126                      973,751
       Refundable deposits....................................               58,873                       (8,839)
                                                                         ----------                  -----------
           Net cash provided by operating activities..........            1,768,906                    1,365,009
INVESTING ACTIVITIES:
    Acquisitions of fixed assets..............................             (688,929)                  (1,042,578)
    Proceeds from sales of fixed assets.......................               36,748                      241,641
                                                                         ----------                  -----------
           Net cash used in investing activities..............             (652,181)                    (800,937)
FINANCING ACTIVITIES:
    Proceeds from the sale of common stock....................               33,988                       16,679
                                                                         ----------                  -----------
           Net cash provided by financing activities..........               33,988                       16,679
                                                                         ----------                  -----------
Increase in cash and cash equivalents.........................            1,150,713                      580,751
Cash and cash equivalents at beginning of period..............            5,245,134                    5,393,251
                                                                         ----------                  -----------
Cash and cash equivalents at end of period....................           $6,395,847                  $ 5,974,002
                                                                         ==========                  ===========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION:

   Pyramid Breweries Inc. (the "Company"), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid Ales, Thomas Kemper Brewing Company and Brasserie Monx brands. Pyramid manufactures a line of batch-brewed sodas under the Thomas Kemper Soda Company label, which are sold primarily in Washington, Oregon and California.
As of September 30, 1999, the Company's products were distributed in 32 states and Canada. The Company operates restaurants adjacent to each of its breweries under the Pyramid Brewery and Alehouse brand name.

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

2. INVENTORIES:

                                                                     September 30,      December 31,
                                                                         1999               1998
                                                                     -------------      ------------
                           Raw Materials.....................        $     779,778      $    618,302
                           Finished Goods....................              736,336           584,491
                                                                     -------------      ------------
                                                                     $  $1,516,114        $1,202,793
                                                                     =============      ============

   Inventories are stated at the lower of average cost or market. Cost is determined by the first-in-first-out method and market represents the lower of replacement cost or estimated net realizable value.

3. FIXED ASSETS:

                                                                                September 30,      December 31,
                                                                                    1999              1998
                                                                                -------------      ------------
                           Brewery and retail equipment..................       $  17,554,440      $ 17,283,235
                           Furniture and fixtures........................             985,443           618,910
                           Leasehold improvements........................          14,059,609        13,909,636
                           Construction in progress......................             181,829           340,514
                           Assets held for sale..........................                  --            32,000
                                                                                -------------      ------------
                                                                                   32,781,321        32,184,295
                           Less accumulated depreciation.................          (6,274,472)       (4,625,447)
                                                                                -------------      ------------
                                                                                $  26,506,849      $ 27,558,848
                                                                                =============      ============


4. COMMITMENTS AND CONTINGENCIES:

   The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

5. SEGMENT INFORMATION:

   The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131) "Disclosures about Segments of an Enterprise and Related Information," during 1998. Following the provisions of SFAS 131, the Company is reporting segment information in the same format as reviewed by the Company's management (the "Management Approach"), which is organized around differences in products and services. All segment information is presented here except for the total asset line items for 1998 because obtaining the information was impracticable.

   Products and Services

   The Company's reportable segments include brewery operations, soda operations and alehouses. Brewery operations include the production and sale of Pyramid Ales, Thomas Kemper beers and Brasserie Monx Belgian Style beers. Soda operations include the production and sale of Thomas Kemper Soda Company products. The third segment consists of two full-service alehouses (restaurants), which market and sell the full line of the Company's beer and soda products as well as food and certain merchandise.

   Factors used to identify reportable segments

   The Company's reportable segments are strategic business units that offer different products and services. These segments are managed separately because each business requires different management and marketing strategies.

   Measurement of segment profit and segment assets

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company records intersegment sales at current market prices.

Segment profit and segment assets are as follows:

                                               Brewery        Soda
                                             Operations     Operations     Alehouses         Other         Total
                                             ----------    -----------     ---------         -----        -------
                                                                      (Dollars in thousands)
Quarter ended September 30, 1999
   Revenues from external customers........   $   4,567    $     1,056     $   2,188       $    --        $ 7,811
   Intersegment revenues...................         122             18          (140)           --             --
   Interest income.........................          --             --            --            89             89
   Depreciation and amortization...........         538             28           105            35            706
   Operating income (loss).................         106            201           206          (645)          (132)
   Income tax benefit......................          --             --            --            --             --
   Capital expenditures....................          93             --            63            21            177
   Total assets............................      21,846            556         3,519        11,960         37,881

Quarter ended September 30, 1998
   Revenues from external customers........   $   4,377    $     1,108     $   1,699       $    --        $ 7,184
   Intersegment revenues...................         116             10          (126)           --             --
   Interest income.........................          --             --            --            81             81
   Depreciation and amortization...........         499             27            90            20            636
   Operating income (loss).................         183            238            59          (894)          (414)
   Income tax provision....................          --             --            --            85             85
   Capital expenditures....................         182             --            21            89            292

Nine months ended September 30, 1999
   Revenues from external customers........   $  13,358    $     2,815     $   5,604       $    --        $21,777
   Intersegment revenues...................         381             42          (423)           --             --
   Interest income.........................          --             --            --           240            240
   Depreciation and amortization...........       1,584             84           312           106          2,086
   Operating income (loss).................         146            699           346        (1,904)          (713)
   Income tax benefit......................          --             --            --            --             --
   Capital expenditures....................         270             --           276           143            689
   Total assets............................      21,846            556         3,519        11,960         37,881

Nine months ended September 30, 1998
   Revenues from external customers        $ 13,332        $ 2,828       $ 4,743          $   --         $ 20,903
   Intersegment revenues...............         326             27          (353)             --               --
   Interest income.....................          --             --            --             233              233
   Depreciation and amortization.......       1,572             83           348              76            2,079
   Operating (loss) income.............        (106)           696           109          (2,364)          (1,665)
   Income tax benefit..................          --             --            --             364              364
   Capital expenditures................         475            146           171             251            1,043

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

SELECTED UNAUDITED OPERATING DATA

                                                                             Three Months Ended September 30,
                                                                  ---------------------------------------------------
                                                                                    % of                      % of
                                                                      1999       Net Sales       1998      Net Sales
                                                                  ------------   ----------  ------------  ----------
   Gross sales........................................            $  7,811,037               $  7,183,862
   Less excise taxes..................................                 471,873                    425,799
                                                                  ------------               ------------
   Net sales..........................................               7,339,164      100.0       6,758,063      100.0
   Cost of sales......................................               5,522,541       75.2       5,190,131       76.8
                                                                  ------------      -----    ------------      -----
     Gross margin.....................................               1,816,623       24.8       1,567,932       23.2
   Selling, general and administrative expense........               1,948,205       26.6       1,982,401       29.3
                                                                  ------------      -----    ------------      -----
   Operating loss.....................................                (131,582)      (1.8)       (414,469)      (6.1)
   Other income, net..................................                 189,175        2.6          95,077        1.4
                                                                  ------------      -----    ------------      -----
   Income (loss) before income taxes..................                  57,593        0.8        (319,392)      (4.7)
   Benefit for income taxes...........................                      --         --          84,530        1.2
                                                                  ------------      -----    ------------      -----
   Net income (loss)..................................            $     57,593        0.8    $   (234,862)      (3.5)
                                                                  ============      =====    ============      =====
                                                                         $0.01               $     $(0.03)
   Basic and diluted net income (loss) per share......            ============               ============

   Weighted  average common shares outstanding........               8,239,402                8,214,029
                                                                  ============               ==========
   Operating data (in barrels):
     Beer barrels shipped.............................                  28,300                   26,900
                                                                  ============               ==========
     Soda barrels shipped.............................                   8,600                    8,600
                                                                  ============               ==========
     Total barrels shipped............................                  36,900                   35,500
                                                                  ============               ==========
     Production capacity at period end................                 172,000                  172,000
                                                                  ============               ==========

                                                                            Nine Months Ended September 30,
                                                                  ---------------------------------------------------
                                                                                    % of                      % of
                                                                      1999       Net Sales       1998      Net Sales
                                                                  ------------   ----------  ------------  ----------
   Gross sales........................................            $21,777,002                 $20,903,362
   Less excise taxes..................................              1,318,734                   1,273,122
                                                                  -----------                 -----------
   Net sales..........................................             20,458,268        100.0     19,630,240      100.0
   Cost of sales......................................             15,515,872         75.8     15,130,470       77.1
                                                                  -----------        -----    -----------      -----
   Gross margin.......................................              4,942,396         24.2      4,499,770       22.9
   Selling, general and administrative expense........              5,655,712         27.6      6,164,441       31.4
                                                                  -----------        -----    -----------      -----
   Operating loss.....................................               (713,316)        (3.4)    (1,664,671)      (8.5)
   Other income, net..................................                390,346          1.9        503,841        2.5
                                                                  -----------        -----    -----------      -----
   Loss before income taxes...........................               (322,970)        (1.5)    (1,160,830)      (6.0)
   Benefit for income taxes...........................                     --           --        364,027        1.9
                                                                  -----------        -----    -----------      -----
   Net loss...........................................            $  (322,970)        (1.5)   $  (796,803)      (4.1)
                                                                  ===========        =====    ===========      =====

   Basic and diluted net loss per share...............                 $(0.04)                $     (0.10)
                                                                  ===========                 ===========

   Weighted  average common shares outstanding........              8,230,642                   8,211,447
                                                                  ===========                 ===========
   Operating data (in barrels):
     Beer barrels shipped.............................                 81,400                      79,900
                                                                  ===========                 ===========
     Soda barrels shipped.............................                 22,200                      21,900
                                                                  ===========                 ===========
    Total barrels shipped.............................                103,600                     101,800
                                                                  ===========                 ===========
    Production capacity at period end.................                172,000                     172,000
                                                                  ===========                 ===========

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

  Gross Sales. Gross sales increased 8.7% to $7,811,000 for the third quarter ended September 30, 1999 from $7,184,000 in the same quarter of the prior year. This increase in gross sales was mainly the result of increased alehouse and craft beer sales, which were slightly offset by decreased soda sales. Alehouse sales increased 28.8% to $2,188,000 from $1,699,000 for quarters ended September 30, 1999 and 1998, respectively, due mainly to increased patronage at the Seattle alehouse from the opening of the new Mariner baseball stadium, Safeco Field, directly across the street from the alehouse during third quarter of 1999. Craft beer sales increased 4.3% to $4,567,000 for the third quarter of 1999 from $4,377,000 in the same quarter of the prior year which resulted primarily from a 5.2% increase in beer shipments to 28,300 barrels, up from 26,900 barrels in the same quarter of the prior year. Draft beer sales, which carry a lower average sales price, were 40.8% for the quarter ended September 30, 1999 up from 38.8% for the same quarter of the prior year. Soda sales decreased 4.7% to $1,056,000 for the third quarter of 1999 from $1,108,000 in the same quarter of the prior year on shipments of 8,600 barrels for the same quarter of both years. The decline in soda sales price per barrel is attributable to a lower average sales price and a higher percentage of draft sales to 17.4% for the quarter ended September 30, 1999 from 14.6% for the same quarter of the prior year.

  Excise Taxes. Excise taxes increased slightly to 6.4% of net sales for the third quarter ended September 30, 1999 from 6.3% of net sales in the same quarter of the prior year.

  Gross Margin. Gross margin increased 15.9% to $1,817,000 for the third quarter ended September 30, 1999 from $1,568,000 in the same quarter of the prior year. Gross margin as a percentage of net sales increased to 24.8% for the third quarter ended September 30, 1999 from 23.2% for the same quarter of the prior year. This increase as a percentage of net sales was due primarily to a greater proportion of beer production at the more efficient Berkeley production plant and a shift in product mix to higher margin products.

  Selling, General and Administrative Expense. Selling, general and administrative expense decreased 1.7% to $1,948,000 from $1,982,000 for the quarters ended September 30, 1999 and 1998, respectively. Selling, general and administrative expense as a percent of net sales also decreased to 26.6% from 29.3% for the same quarter of the prior year. This decrease resulted from a decrease in non-recurring costs related to the upgrading of the Company's computer systems and other expenses in the third quarter of 1998.

  Other Income, net. Other income, net increased to $189,000 for the third quarter ended September 30, 1999 from $95,000 reported for the third quarter of the prior year. This increase in other income was due, in part, to increased parking and interest income during the current quarter compared the same quarter of the prior year.

  Income Taxes. The Company recorded no income tax benefit for the third quarter ended September 30, 1999 compared to the $85,000 benefit in the same quarter of 1998. During the first quarter of 1999, the Company established a valuation allowance to offset the further accumulation of deferred tax assets and no tax benefit or provision has been recognized for the current year pre-tax losses.

  Net Income (Loss). The Company reported a $293,000 increase in net income for the quarter ended September 30, 1999 to $58,000 as compared to a net loss of $235,000 reported for the third quarter of the prior year. The increase in net income was due mainly to increased gross margin and increased other income for the third quarter ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

  Gross Sales. Gross sales increased 4.2% to $21,777,000 for the nine month period ended September 30, 1999 from $20,903,000 in the same nine month period of the prior year. This increase in gross sales was mainly the result of increased sales from the alehouses. Alehouse sales increased 18.2% to $5,604,000 from $4,743,000 for nine months ended September 30,1999 and 1998, respectively, due to increased sales prices and patronage at both alehouses and the opening of the new Mariner baseball stadium across the street from the Seattle Alehouse during the third quarter. Craft beer shipments increased 1.9% to 81,400 barrels for the nine month period ended September 30, 1999 from 79,900 barrels in the same period of the prior year while soda shipments increased 1.4% to 22,200 barrels from 21,900 barrels in the same period of the prior year. Craft beer sales increased less than 1% to $13,358,000 for the nine month period ended September 30, 1999 from $13,332,000 in the same period of the prior year. Soda sales decreased less than 1% to $2,815,000 for the nine month period ended September 30, 1999 from $2,828,000 in the same period of the prior year. The decrease in soda sales resulted primarily from an increase in draft sales, which carry a lower price per barrel than bottled soda. The beer and soda product mix shifted to a higher percentage of draft sales to 39.6% and 18.0%, respectively, for the nine months ended September 30, 1999 versus 37.8% and 15.7% for the same period of the prior year.

  Excise Taxes. Excise taxes decreased slightly to 6.4% of net sales for the nine month period ended September 30, 1999 from 6.5% of net sales for the same nine month period of the prior year.

  Gross Margin. Gross margin increased 9.8% to $4,942,000 for the nine month period ended September 30, 1999 from $4,500,000 for the same nine month period of the prior year. Gross margin as a percentage of net sales improved to 24.2% for the nine month period ended September 30, 1999 from 22.9% for the same nine month period of the prior year. This increase as a percentage of net sales was due mainly to a greater proportion of beer production at the more efficient Berkeley production plant and a shift in sales mix to higher margin products in 1999.

  Selling, General and Administrative Expense. Selling, general and administrative expense decreased 8.2% to $5,656,000 for the nine month period ended September 30, 1999 from $6,164,000 for the same period of the prior year. Selling, general and administrative expense as a percent of net sales also decreased to 27.6% from 31.4% for the same period of the prior year. This decrease resulted from planned sales and marketing expenditure reductions, a decrease in legal costs and a decrease in non-recurring costs related to the upgrading of the Company's computer systems in the first nine months of 1998.

  Other Income, net. Other income, net decreased to $390,000 for the nine month period ended September 30,1999 from $504,000 for the same nine month period of the prior year. The decrease in other income was due primarily to the successful outcome of a long-standing securities lawsuit which resulted in the Company's insurers refunding expenditures on legal costs of $250,000 in the nine month period ended September 30, 1998.

  Income Taxes. The Company recorded no income tax benefit for the period ended September 30, 1999 compared to the $364,000 benefit recorded in the same period of 1998. During the first quarter of 1999, the Company established a valuation allowance to offset the further accumulation of deferred tax assets and no tax benefit or provision has been recognized for the current year pre-tax losses.

  Net Loss. The net loss for the nine month period ended September 30, 1999 decreased 59.5% to $323,000, as compared to net loss of $797,000 reported for the same period of the prior year. The decrease in net loss was due mainly to increased gross margin and decreased selling, general and administrative expenses, which was partially offset by the elimination of a tax benefit for the prior year loss and the $250,000 refund of legal expenditures in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities for the nine month period ended September 30, 1999 was $1,769,000 compared to $1,365,000 for the same nine month period of the prior year. This increase was due primarily to the $474,000 decrease in net loss for the nine months ended September 30, 1999 compared to the same period of the prior year. Net cash used in investing activities for the period ended September 30, 1999 was $652,000 compared to net cash used in investing activities of $801,000 for the same period of the prior year. The cash used in investing activities in 1999 included funds used to expand the Seattle alehouse, upgrade corporate office equipment and installation of production equipment at the Berkeley and Seattle breweries. At September 30, 1999, the Company had working capital of $7,462,000 compared to $6,453,000 at December 31, 1998.

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

     The Company's Year 2000 Project has proceeded on schedule. Early in 1998, the Company began a project to improve its information systems by inventorying and replacing existing business software. The new system replaces all critical systems and approximately 90% of all computer systems which the Company's inventory showed to be affected by the year 2000 issue. The Company's inventory revealed no other significant problems arising from non-compliant computer chips embedded in other equipment. The total cost of the Company's Year 2000 Project was approximately $450,000, including the cost of installing the business software. The project is substantially complete as of September 30, 1999.

     The Company is dependent upon certain suppliers and its wholesale customers and has communicated with these companies to assess their readiness for the year 2000. Contingency plans have been made where practicable to cope with interruption of supplies or services and failures by wholesalers to properly service the Company's markets. However, it should be noted that there are many cases, such as utility supply and servicing of remote markets, where no feasible alternatives are available to the Company and the Company is vulnerable to failures by external third parties.

     Although management anticipates that its systems and applications will be year 2000 compliant, there can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 compliant in the same time frame. Any such failure on the part of other companies with whom the Company transacts business, to be year 2000 compliant on a timely basis, may have an adverse impact on the operations of the Company.

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

(B)  REPORTS ON FORM 8-K

     None filed during the quarter ended September 30, 1999.

  Items 1,2, 3, 4 and 5 of PART II are not applicable and have been omitted

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 11, 1999.

                              PYRAMID BREWERIES INC.


                              By:  /s/ RICHARD DENMARK
                                   -------------------
                                   Richard Denmark, Vice President
                                   and Chief Financial Officer

DATE:  November 11, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                       DESCRIPTION
-------                                     -----------
   27                                 Financial Data Schedule