Form 10-K
period 1999-12-31
PYRAMID BREWERIES INC
filed 2000-03-20
CIK 1001917

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

                      For the year ended December 31, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

     For the transition period from                   to

                        Commission File Number 0-27116

                               ----------------

                            PYRAMID BREWERIES INC.
            (Exact name of registrant as specified in its charter)

                  Washington                                     91-1258355
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                          91 So. Royal Brougham Way,
                               Seattle, WA 98134
              (Address of principal executive offices) (Zip code)

      Registrant's telephone number, including area code: (206) 682-8322

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.01 Par Value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2000, was $15,904,704.

  The number of shares outstanding of the registrant's common stock as of March 1, 2000, was 7,952,352.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             PYRAMID BREWERIES INC.

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                           Page
                                                                           ----

 PART I

 Item 1.  Business......................................................     1

 Item 2.  Properties....................................................     4

 Item 3.  Legal Proceedings.............................................     5

 Item 4.  Submission of Matters to a Vote of Security Holders...........     5

 Item 4A. Executive Officers of the Company.............................     5

 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................     6

 Item 6.  Selected Financial Data.......................................     7

 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     8

 Item 8.  Financial Statements..........................................    13

 Item 9.  Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................    13

 PART III

 Item 10. Directors and Executive Officers of the Company...............    14

 Item 11. Executive Compensation........................................    14

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    14

 Item 13. Certain Relationships and Related Transactions................    14

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.....................................................    14

                                    PART I

Item 1 -- Business

  Pyramid Breweries Inc. (the Company) is one of the leading brewers of fresh, full-flavored specialty beers, generally known as craft beers. The Company also produces a line of handcrafted sodas and operates restaurants adjacent to its two breweries, under the Pyramid Alehouse brand name. The Company produces and markets more than twenty ales and lagers under the Pyramid and Thomas Kemper brands. In March 1997, Pyramid added root beer and other premium sodas to its business when it acquired the Thomas Kemper Soda Company.

  The Company's breweries produce high quality, full-flavored beers in small batches using traditional brewing methods. The Company also produces old-fashioned, full flavored, hand crafted sodas. The Company's two breweries, one in Seattle, Washington (Seattle Brewery) and one in Berkeley, California (Berkeley Brewery), had an estimated total annual production capacity of 172,000 barrels as of the end of 1999. The Seattle Brewery opened in March 1995 and has an estimated annual beer production capacity of 92,000 barrels. The Berkeley Brewery was completed in February 1997 with an initial estimated annual beer production capacity of 80,000 barrels and a maximum design capacity in excess of 200,000 barrels. The Company believes that the breweries and adjacent alehouses provide increased consumer awareness and loyalty for the Company's brands by increasing opportunities for sampling and local product promotion.

  The Company's Pyramid and Thomas Kemper beer brands compete primarily in the craft beer category, and secondarily in the larger "specialty" category (which includes craft beers, imports and super premium beers). Craft beers are a small segment of the estimated $50 billion dollar brewing industry. Craft beers are distinguishable from mass-produced beers by their wide range of fuller flavors and adherence to traditional European styles and ingredients. Industry experts estimate that total beer shipments, including imports, increased 1.3% in 1999, while craft beer shipments, which comprise approximately 3% of the total, were estimated to have increased by 7%. In the Company's core markets however, the craft beer category is much larger, representing approximately 8% to 10% of beer shipments in these markets.

  The Company has been successful in marketing a full line of flavorful ales and lagers. Under the Pyramid brand, Pyramid Hefeweizen, Pyramid Apricot Ale and Pyramid Snowcap are the Company's best selling ales. Under the Thomas Kemper brand, the Company brews authentic German styles in addition to styles popularized in other European countries. Thomas Kemper Weizenberry is currently the Company's best selling beer within the Thomas Kemper brand.

  Craft beers generally sell for retail prices ranging from $4.99 to $7.49 per six pack; retail prices are set independently by distributors and retailers. The Company's retail prices are usually at the high end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass-produced domestic beers. This price premium results in higher profit margins, which can motivate distributors and retailers to offer and promote craft beers. The Company's craft beers are sold primarily in Washington, Oregon and California, which accounted for approximately 84% of the Company's 1999 beer sales.

  The Company participates in the craft soda category with a line of old-fashioned, hand crafted sodas sold under the Thomas Kemper Soda Company label. Thomas Kemper Soda's premium soft drinks currently include root beer, cream soda, orange cream soda and black cherry soda. The Company distributes its soda products in supermarkets, independent food stores, convenience stores and restaurants. Craft sodas typically sell for $3.99 to $5.49 per six pack, with prices being set independently by distributors and retailers. The prices for craft sodas are substantially higher than the mass-produced brands, due to their flavor profile, unique and upscale packaging and flavors, and strong consumer demand.

  The Company currently operates restaurants adjacent to its Seattle and Berkeley breweries. The restaurants are operated under the Pyramid Alehouse brand name. In 1999, the restaurants contributed sales of $7,251,000. The restaurants have a total of over 700 seats, plus outdoor eating areas, and are both situated in highly visible, high traffic locations. The Alehouses had approximately 500,000 guest visits during 1999; guest purchases approximated $2,200,000 of the Company's beers and sodas and more than $140,000 in branded clothing and other merchandise.

  The Company's beverage operations contributed 73% of net sales in 1999, with beer comprising 59% and soda 14%. Alehouse operations contributed 27% of net sales in 1999.

Business Strategy

  During 1999, the Company re-evaluated its overall market position, and changed some key elements of its strategy. The Company's strategy had been to develop a network of company-owned and operated full scale production breweries marketing a wide selection of high quality, full-flavored ales, lagers and sodas for regional markets throughout the United States. This strategy had been on hold since 1997, when adverse market conditions (see 'Competition'), led the Company to refocus on its main West Coast markets serviced by its existing breweries.

  As a result of the strategic review in 1999, the Company has developed a balanced internal and external growth strategy which includes growing the Company's beverage portfolio in its core western markets; expanding the Alehouse division through the development of new properties and new acquisitions; and continuing to improve the Company's cost structure. Key elements of the Company's strategy are: (i) building a strong portfolio of craft beer brands, (ii) increasing the focus on the craft soda business, (iii) building brand awareness and sales through company-owned restaurants, and (iv) maintaining a direct store delivery (DSD) distribution system. The Company no longer plans to expand via development of a network of production breweries throughout the United States.

 Building a Strong Portfolio of Craft Beer Brands

  The Company is committed to producing a portfolio of high quality craft beers to appeal to a variety of discerning consumer tastes. The Company currently markets its beers under the Pyramid and Thomas Kemper brands. The Pyramid brand accounted for 88% of the Company's beer sales and 73% of the Company's beverage sales in 1999. The Company continues to seek opportunities to develop or acquire other distinctive regional brands, which may help broaden the Company's product portfolio and strengthen the Company's presence geographically. The multiple brand strategy, coupled with a wide range of styles, enables the Company to obtain better market penetration through greater shelf space for its packaged products in retail stores and additional tap handles in draft beer outlets.

  The Company brews all of its beers and specialty beverages in company-operated breweries providing direct control of the entire production process from purchase of ingredients to packaging and shipment. The proximity of the Company's breweries to its key West Coast markets helps optimize product freshness, reduces freight costs and minimizes the inventory of kegs required to service draft accounts.

  The Company focuses on local sales and marketing strategies to build its brands. It uses targeted advertising and promotions, event marketing, sponsorships, beer festivals and targeted charitable donations of its products to assist in developing its market presence. The Company also has an award-winning web site and an active public relations program. The Company does not compete directly with the national brands in terms of mass-media advertising.

 Increasing the Focus on the Craft Soda Business

  The Company acquired the Thomas Kemper Soda Company in 1997. Since that time, the brand has added significant revenues to the Company, with a net sales growth of 31%. The soda business represented 19% of beverage sales in 1999, and 14% of total net sales. The craft soda category possesses many characteristics that are similar to the craft beer category, and the Company believes it can leverage its experience and existing infrastructure to further develop the Thomas Kemper brands. The Company will also seek opportunities to expand the craft soda portfolio within its core western markets.

 Building Brand Awareness and Sales through Company-Owned Restaurants

  The Company's breweries and restaurants are focal points for marketing, creating brand awareness, and generating sampling opportunities for the Company's products. Initially, the breweries provided the attraction to introduce consumers to the Company's craft products. However, the restaurants have now become equally popular and a significant source of revenues.

  The Company currently operates restaurants adjacent to its Seattle and Berkeley breweries. The restaurants are operated under the Pyramid Alehouse brand name. In 1999, the restaurants contributed sales of $7,251,000, representing approximately 27% of total net sales. The restaurants have a total of over 700 seats, plus outdoor eating areas, and are both situated in highly visible, high traffic locations. The Alehouses had approximately 500,000 guest visits during 1999; guest purchases approximated $2,200,000 of the Company's beers and sodas and more than $140,000 in branded clothing and other merchandise.

  In addition to providing sampling and educational opportunities to Alehouse customers, the Company's breweries and restaurants are extensively used to entertain the beverage trade and build relationships with distributors. The breweries' and restaurants' highly knowledgeable employees are an important source of education and training for the Company's distributors and retailers.

  The Company has announced its intention to further develop the Alehouse concept via new developments or acquisition of existing brewpubs. These sites would not be full-scale production breweries, but rather would produce beer for local consumption and sales. Experience has shown that the "local status" of a brand is an important determinant of success, and also provides clear differentiation versus other specialty beers.

 Maintaining a Direct Store Delivery (DSD) System Through Independent
 Distributors

  The Company distributes its products through a network of selected independent distributors who deliver directly to local grocery stores, convenience stores, restaurants and taverns. The Company feels that this type of distribution system is best suited for developing local distribution of company products, particularly in draft beer accounts, where there are important sampling and brand building opportunities. The Company has not aligned itself with the distribution system of a single larger brewer. This approach allows the Company to select distributors in each market that it believes will focus the greatest attention on its products and best promote its high quality craft beers and sodas. Additionally, the ability to change distribution arrangements for performance related issues is an important advantage. During 1999, the Company distributed its products through 160 wholesalers in 32 states and Canada.

Products

  The Company produces over 20 authentic, full-flavored, European beer styles using traditional ingredients and brewing methods. Eight of these styles are available on a seasonal basis, and others are available only in certain geographic areas in accordance with the Company's regional marketing strategy. Each unique beer style is brewed with malted barley and wheat grains, hops and, where appropriate, natural fruit extracts and spices. The Company avoids the use of less expensive ingredients due to its belief that quality is supremely important to success in the craft beer segment.

  A similar philosophy is adopted with regard to the Company's soda products. Each batch of soda is made from high quality ingredients, rather than from diluting mass-produced syrups. The sodas are characterized by much more pronounced flavors. The Company's beverages are not pasteurized and are currently distributed only in bottles and kegs.

  The Company will continue to innovate, develop and test new products in order to meet the varying and changing tastes of its consumers.

Competition

  Competition within the craft beer and soda markets is based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. The number of competitors has increased dramatically in the past four years. Statistics from the latest study of the Institute of Brewing Studies indicate there were more than 1,300 craft brewers in the United States at the end of 1998. Approximately two thirds of these brewers are brewpubs that sell all of their production at retail on the brewery premises. The remaining brewers market their products through similar channels to those utilized by the Company and, although many have limited geographic distribution, the result is significantly increased competition in all markets.

  The Company's past sales growth was achieved predominantly through increasing penetration in Washington, Oregon and California, which the Company believes comprise one of the largest and most competitive craft and specialty beer markets in the United States. As this market has matured, the Company has experienced intensified competition, increased seasonal product offerings and aggressive price promotions. Although certain competitors distribute their products nationally and may have greater sales and financial resources than the Company, the Company believes that being a local supplier of high quality, traditionally brewed ales, lagers and sodas will differentiate the Company's products and allow it to obtain good market share in those markets adjacent to its breweries and Alehouses.

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

  In response to the growth of the craft beer segment in prior years, all of the national domestic brewers have introduced full-flavored beers. National brewers, with their greater financial resources, access to raw materials and their influence over their established national distribution networks, have increased competition for market share and increased price competition within the craft beer segment. The Company is aware that certain national brewing companies are using their considerable influence over their independent distributors to induce them to exclude competing products from their portfolios. There is also evidence that distributors are consolidating to improve profit margins. These factors could have the effect of reducing the distribution options for the Company's products. While such actions have not at this time denied access to any market for the Company's products, there can be no guarantee that this will not happen in the future.

Item 2 -- Properties

  The Company currently owns and operates two breweries, each with adjacent restaurants; one in Seattle, Washington and one in Berkeley, California. In November 1997, the Company closed its Kalama, Washington brewery and redistributed production between its Seattle and Berkeley breweries. The estimated total annual capacity of the two breweries was 172,000 barrels at the end of 1998 and 1999, based on product mix.

 The Seattle Brewery and Alehouse

  In March 1995, the Company completed the Seattle Brewery, Alehouse and corporate offices near downtown Seattle. This brewery and 340 seat restaurant, operated as the Pyramid Alehouse, consists of approximately 33,000 square feet of leased building area. The brewery has an estimated production capacity of 92,000 barrels. The Seattle building lease expires in 2004, with options to extend the lease term for three five-year periods. The Company has also leased approximately 42,000 square feet of warehouse space adjacent to the Seattle Brewery and Alehouse for a period of seven years, also expiring in 2004, and has options to extend the lease term for three additional five-year periods.

 The Berkeley Brewery and Alehouse

  Completed and opened in February 1997, the Berkeley Brewery and its adjacent Pyramid Alehouse are housed in a leased building of approximately 93,000 square feet. During January 2000, the Company exercised an option to lease an additional 29,000 square feet of adjacent space and is currently sub-leasing that space. The brewery had an estimated production capacity of 80,000 barrels at the end of 1999, with a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding fermentation capacity. The Berkeley Alehouse has seating for 380 plus an outdoor seating area. The building was leased commencing November 1995 for a 15-year term, with options to extend the lease term for two five-year periods. The Company also has the option to purchase the entire building during the lease term.

Item 3 -- Legal Proceedings

  The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

Item 4 -- Submission of Matters to a Vote of the Security Holders

  The Company's annual meeting is scheduled for 10 a.m. on May 4, 2000 at the Hyatt Regency Bellevue at Bellevue Place, 900 Bellevue Way NE, Bellevue, Washington 98004. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

Item 4a -- Executive Officers of the Company

  Martin Kelly (45)--President and Chief Executive Officer. Mr. Kelly was appointed Chief Executive Officer in December 1999. Mr. Kelly joined Pyramid Breweries Inc. in August 1999 as President and Chief Operating Officer. Mr. Kelly has over 20 years of food and beverage industry experience, earned at Miller Brewing Company (Miller), Borden, Inc. (Borden), and Coca-Cola Enterprises (Coca-Cola). At Miller, he served as Regional Vice President for twenty-three western states and was responsible for the operations of the Jacob Leinenkugel Brewing Company, a regional specialty brewer, and a wholly owned subsidiary of Miller. Prior to joining Miller, Mr. Kelly was a Vice President of Marketing and Sales Development at Borden. At Coca-Cola, Mr. Kelly held a variety of sales, marketing and general management positions, and most recently was Division Vice President and General Manager of the Mid Atlantic Division. Mr. Kelly earned a Masters Degree in Business Administration and a Bachelor of Science Degree in Commerce from the University of Virginia.

  Richard M. Denmark (55)--Vice President--Finance, Chief Financial Officer and Secretary. Mr. Denmark was appointed as Vice President--Finance, Chief Financial Officer and Secretary in September 1997. Mr. Denmark is responsible for all finance and administration, including strategic planning, investments and acquisitions, risk management and investor relations. Mr. Denmark has an extensive management and financial background. He most recently served as a Director, Executive Vice President and Chief Financial Officer for Ocean Beauty Seafoods Inc. (Ocean Beauty), an international seafood processor and distributor, with 21 sales and production facilities in 11 states, Japan and Thailand. Prior to joining Ocean Beauty, Mr. Denmark held various executive positions during an 18-year career with Bank of America and was responsible for corporate and international lending operations. Mr. Denmark earned a Masters Degree in Business Administration from the University of California at Berkeley and a Bachelor of Science Degree from San Jose State University.

  Gary McGrath (40)--Vice President--Sales. Mr. McGrath was appointed as Vice President--Sales in November 1999. Mr. McGrath has over 15 years of experience in the alcohol and non-alcohol beverage industry. Most recently, he held the position of General Manager for Miller's northwest region, responsible for growing sales, market share and profit in a seven-state area. Also at Miller, Mr. McGrath worked as Director of National Accounts, accountable for setting strategy and developing sales in the convenience and mass merchandise channels. Prior to Miller, he held numerous sales and operating positions with Pepsi Cola USA, 7UP and Oscar Mayer. Mr. McGrath received his Bachelors Degree from Fredonia State University in New York and his Graduate Degree from Harvard University.

                                    PART II

Item 5 -- Market for Registrant's Common Equity and Related Stockholder
        Matters

  Trading in Pyramid Breweries Inc.'s common stock began on December 14, 1995, and is quoted on the NASDAQ Stock Market's National Market under the ticker symbol "PMID".

  The following table sets forth the high and low sales prices of Pyramid Breweries Inc.'s common stock for the years ended December 31, 1998 and 1999.

                                                                     High   Low
                                                                     ----- -----
     Calendar Quarters--1998
       First Quarter................................................ $3.13 $2.69
       Second Quarter...............................................  3.25  2.56
       Third Quarter................................................  2.63  1.25
       Fourth Quarter...............................................  1.88  1.13
     Calendar Quarters--1999
       First Quarter................................................  2.09  1.56
       Second Quarter...............................................  2.38  1.56
       Third Quarter................................................  2.06  1.63
       Fourth Quarter...............................................  1.94  1.38

  On March 1, 2000, the Company had 323 stockholders of record. The last reported sale price per share on March 1, 2000, was $2.00. The Company had no sales of unregistered securities during 1999.

                                DIVIDEND POLICY

  On December 15, 1999, the Company announced a new dividend policy and declared its first quarterly cash dividend. The $0.04 per common share dividend was paid January 14, 2000 to shareholders of record on December 30, 1999. Any future declaration of dividends will depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's Board of Directors may in its discretion consider relevant. In addition, the Company is required to maintain a minimum tangible net worth and other covenants under its line of credit, which may restrict the Company's ability to pay dividends. Except for S Corporation distributions declared prior to the Company's initial public offering, the Company had not previously declared or paid cash dividends.

                     SELECTED FINANCIAL AND OPERATING DATA

Item 6 -- Selected Financial Data

  The following selected financial data should be read in conjunction with the Company's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
          (Dollars in thousands, except per share and operating data)

                                        Years Ended December 31,
                              ------------------------------------------------
                                1999      1998      1997      1996      1995
                              --------  --------  --------  --------  --------
                              (Dollars in thousands, except per share and
                                            operating data)
Income Statement Data:
Gross sales.................  $ 28,811  $ 27,326  $ 29,447  $ 25,913  $ 25,321
Less excise taxes...........     1,735     1,672     1,971     1,954     1,902
                              --------  --------  --------  --------  --------
Net sales...................    27,076    25,654    27,476    23,959    23,419
Cost of sales...............    20,603    20,026    20,861    14,930    13,369
                              --------  --------  --------  --------  --------
Gross margin................     6,473     5,628     6,615     9,029    10,050
Selling, general and
 administrative expenses....     8,030     7,903     8,320     6,221     4,085
Impairment and restructuring
 charge.....................     3,288       --      1,600       --        --
                              --------  --------  --------  --------  --------
Operating (loss) income.....    (4,845)   (2,275)   (3,305)    2,808     5,965
Other income (expense),
 net........................       494       580       (70)      934      (179)
                              --------  --------  --------  --------  --------
Income (loss) before income
 taxes......................    (4,351)   (1,695)   (3,375)    3,742     5,786
Benefit (provision) for
 income taxes...............       --        559     1,232    (1,050)     (471)
                              --------  --------  --------  --------  --------
Net (loss) income...........  $ (4,351) $ (1,136) $ (2,143) $  2,692  $  5,315
                              ========  ========  ========  ========  ========
Basic and diluted net (loss)
 income per share...........  $  (0.53) $  (0.14) $  (0.26) $   0.33  $    --
                              ========  ========  ========  ========  ========
Weighted average shares
 outstanding................     8,231     8,213     8,206     8,200       --
                              ========  ========  ========  ========  ========
Pro forma data: (unaudited)
  Income before income
   taxes, as reported.......  $    --   $    --   $    --   $    --   $  5,786
  Pro forma income tax
   provision................       --        --        --        --     (2,019)
                              --------  --------  --------  --------  --------
  Pro forma net income......  $    --   $    --   $    --   $    --   $  3,767
                              ========  ========  ========  ========  ========
  Pro forma net income per
   share....................  $    --   $    --   $    --   $    --   $   0.55
                              ========  ========  ========  ========  ========
  Pro forma shares
   outstanding..............       --        --        --        --      6,823
                              ========  ========  ========  ========  ========
Balance Sheet Data:
  Working capital...........  $  6,972  $  6,453  $  6,499  $ 10,609  $ 26,106
  Fixed assets, net.........    22,739    27,559    28,600    27,924     9,541
  Total assets..............    33,710    37,432    38,747    43,491    42,982
  Stockholders' equity......    29,851    34,586    35,700    37,768    35,243
Operating Data (in barrels):
  Beer barrels shipped......   108,400   105,900   121,200   128,100   123,100
  Soda barrels shipped......    29,600    26,700    22,200       --        --
                              --------  --------  --------  --------  --------
  Total barrels shipped.....   138,000   132,600   143,400   128,100   123,100
  Beer production capacity
   at year-end..............   172,000   172,000   172,000   193,000   170,000

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Pyramid Breweries Inc. was incorporated in 1984 and is engaged in the brewing and sale of specialty beers and sodas and in restaurant operations. The Company currently sells its beverage products primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brand names and operates two restaurants, under the Pyramid Alehouse name, each adjacent to its Seattle, Washington and Berkeley, California breweries. The Company's revenues consist of sales of beer and soda to third-party distributors and retail sales of beer, sodas, food, apparel and other items in its restaurants. For the years ended December 31, 1999 and 1998, approximately 59% and 62%, respectively, of the Company's net sales were sales of beer to third party distributors. In March of 1997, the Company acquired substantially all of the assets and assumed certain liabilities of the Thomas Kemper Soda Company which accounted for 14% and 13% of net sales in 1999 and 1998, respectively. In February of 1997, the Pyramid Alehouse opened in Berkeley. Total retail alehouse sales accounted for 27% and 24% of total net sales in 1999 and 1998, respectively.

  The Company's sales volumes and selling prices are affected by several factors such as level of consumer demand in existing markets, sales in new distribution areas, availability of beer distributors in new and existing markets, and competitive factors, including the increase or decrease in the number of competing craft beers, new product introductions and promotional pricing. During 1999, management believes that the frequency of price promotions in the craft beer industry increased significantly. Sales in the craft beer industry generally reflect a significant degree of seasonality with the second and third calendar quarters reflecting stronger sales than in the first and fourth calendars quarters.

  The Company's operating results are subject to quarterly fluctuations due to a variety of factors and the Company anticipates that its operating margin will fluctuate as a result of many factors, including (i) lower sales volumes due to changes in demand and lower selling prices due to increased product availability, (ii) increased depreciation and other fixed and semi-fixed operating costs as a percent of sales during periods when the Company's breweries are producing below capacity, (iii) sales seasonality and competition, (iv) increased raw material or packaging costs, and (v) changes in the sales mix. Increased selling and promotional costs incurred as the Company protects its business in existing markets and develops its business in new geographic areas may also cause operating margins and operating income to decrease. In late 1997, the Company's Kalama brewery was closed and production was redistributed between the Company's Seattle and Berkeley breweries to increase operating efficiency. The Company recorded a one-time restructuring charge against earnings of approximately $1,600,000 for write-offs related to the disposal of fixed assets, severance payments and other plant closure costs. In addition, the Company recognized a loss on impairment of the Seattle Brewery assets during 1999 of approximately $3,288,000 as a result of the under-utilization of the brewery assets that indicated that the carrying amount of the assets would not be recoverable.

  The Company sells its craft beers in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on the Company's draft products are typically higher as a percentage. Changes in the proportion of sales of bottled and draft products therefore will affect the Company's gross margin. For 1999 and 1998, approximately 61% and 62%, respectively, of the Company's sales of craft beers were bottled products.

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

Results of Operations

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Gross Sales. Gross sales increased by 5.4% to $28,811,000 in the year ended December 31, 1999 from $27,326,000 for the 1998 fiscal year. The sales increase was primarily the result of a 15.4% increase in alehouse sales in 1999 to $7,251,000 from $6,285,000 in 1998 mainly as a result of increased patronage at the Seattle Alehouse with the opening of the Seattle Mariner's baseball stadium directly across the street. Soda shipments increased 10.9% to 29,600 barrels in 1999 from 26,700 in 1998 primarily due to increased distribution and introduction of the soda sampler pack, which includes all four of the soda products. Beer shipments also increased to 108,400 barrels in 1999 from 105,900 in 1998. Wholesale beverage sales (beer and soda combined) in Washington, Oregon and California increased by 4.0% in 1999 compared to 1998 sales. Sales in Washington, Oregon and California accounted for 84% of the Company's beer sales in 1999 and 1998.

  Excise Taxes. Excise taxes were 6.0% and 6.1% of gross sales in 1999 and 1998, respectively. Excise taxes were slightly lower as a percentage of gross sales in 1999 due to a greater proportion of alehouse and soda sales in 1999 compared to 1998, which do not bear excise taxes.

  Gross Margin. Gross margin increased 15.0% to $6,473,000 in the 1999 year from $5,628,000 in the 1998 year. Gross margin as a percentage of net sales also increased to 23.9% in the 1999 year from 21.9% in the 1998 year. The increase in gross margin was due primarily to improved operating efficiencies at the Berkeley Brewery and a shift in product mix to higher margin products.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 1.6% to $8,030,000 in the 1999 year from $7,904,000 in the 1998 year. As a percentage of net sales, selling, general and administrative expenses decreased to 29.7% of net sales in the 1999 year from 30.8% of net sales in the 1998 year. The decrease in selling, general and administrative expenses as a percent of net sales was due to higher net sales and decreased professional, legal and other expenses. Although the decreases in these expenditures were significant, the net decrease was small as it was offset by a $480,000 severance accrual recorded during the fourth quarter of fiscal year 1999. The severance accrual was the result of a reorganization of executive management.

  Impairment Charge. During fiscal year 1999, the Company wrote down approximately $3,288,000 of impaired long-lived assets. The write-down included $2,545,000 of brewing machinery and equipment and $743,000 of leasehold and other equipment. The Company reviews assets for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Based on the Company's expectation of future undiscounted net cash flows, these assets have been written down to their estimated fair value.

  Other Income, net. Other income, net decreased to $494,000 in the 1999 year from $580,000 in the 1998 year. The 14.8% decrease was due mainly from the Company's insurance carrier's reimbursement of $250,000 in legal costs in 1998 which was partially offset by increases in other income during 1999. Interest income was $322,000 and $309,000 for the years ended December 31, 1999 and 1998, respectively.

  Income Taxes. As of December 31, 1999, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. During 1999, a valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized which resulted in no income tax benefit being recorded for the year ended December 31, 1999 as compared to a benefit of $559,000 for 1998. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

  Net Loss. The Company incurred a net loss of $4,351,000 for the 1999 year compared with net loss of $1,136,000 in the 1998 year. As a percentage of net sales, the net loss increased to 16.1% for the 1999 year from

4.4% for the 1998 year. The increase in net loss for the year was primarily the result of the asset impairment charge of $3,288,000 and severance expense of $480,000, both non-recurring items. Excluding the non-recurring items, the Company's net loss would have been $583,000 or 2.2% of 1999 net sales.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Gross Sales. Gross sales decreased by 7.2% to $27,326,000 in the year ended December 31, 1998 from $29,448,000 for the 1997 year. The sales decrease was primarily the result of a 12.6% reduction in beer shipments in 1998 to 105,900 barrels from 121,200 barrels in 1997. Alehouse sales remained consistent from year to year although the Berkeley Alehouse was open for eleven months in 1997. Soda shipments increased 20.3% to 26,700 barrels in 1998 from 22,200 in 1997 primarily due to the shorter 1997 sales period as the Thomas Kemper Soda Company business was acquired in March 1997. Wholesale beer sales in Washington, Oregon and California declined by 12.6% in 1998 compared to 1997 sales. Sales in Washington, Oregon and California accounted for 84% of the Company's beer sales in 1998 and 1997.

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

  Other Income (Expense), net. Other income (expense), net increased to income of $580,000 in the 1998 year from expense of $70,000 in 1997. The increase was due mainly from the Company's insurance carrier's reimbursement of $250,000 in legal costs and gains on the sale of equipment in 1998 compared to losses on the disposal of fixed assets in the prior year. Interest income was $309,000 and $352,000 for the years ended December 31, 1998 and 1997, respectively.

  Net Loss. The Company incurred a net loss of $1,136,000 for the 1998 year compared with net loss of $2,143,000 in the 1997 year. As a percentage of net sales, the net loss decreased to 4.4% for the 1998 year from 7.8% for the 1997 year.

Liquidity and Capital Resources

  Net cash provided by operating activities for the year ended December 31, 1999 increased 160% to $1,872,000 from $728,000 for the prior year. At December 31, 1999, the Company's working capital increased to $6,972,000 compared to $6,453,000 at December 31, 1998.

  Net cash used in investing activities for the year ended December 31, 1999 was $760,000 compared to $898,000 for the prior year. The cash used in investing activities in 1999 included the upgrade of production equipment at the Berkeley Brewery, remodel of the Seattle Alehouse and various upgrades of computer equipment, net of proceeds from the sale of equipment. Cash used in investing activities during 1998 included the purchase of system software and completion of the installation of soda production equipment at the Berkeley Brewery.

  On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company's common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's management may consider relevant. In addition, the Company is required to maintain a minimum tangible net worth and other covenants under its line of credit, which may restrict the Company's ability to repurchase shares. As of March 1, 2000, the Company has purchased 245,700 shares at an average price of $1.97 per share.

  The Company has a $10,000,000 line of credit for short-term operating needs. The line of credit revolves through April 30, 2000, during which time the required payments will be interest only. At that date, any outstanding balance will be due in full. Borrowings under the line of credit will incur interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 100 basis points. Up to $5,000,000 of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 125 basis points. There were no outstanding borrowings on the line of credit during fiscal year ended December 31, 1999.

  The Company has certain commitments, contingencies and uncertainties relating to its normal operations. Future capital requirements may vary depending on such factors as the upgrade and replacement of existing equipment and facilities, the cost of acquisition of businesses, brands and real estate and other investments required to expand the business. Capital expenditures through December 31, 1999 were approximately $900,000, which includes equipment and facility upgrades in the Berkeley Brewery, upgrades in the Seattle Alehouse and the installation of a new computer system. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations and borrowings under the line of credit, will be sufficient for the Company's working capital needs.

  The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash on-hand, cash flow from operations and, to the extent required and available, additional bank borrowings.

Year 2000

  The Company did not experience any year 2000 computer programming issues that would have significantly impaired the Company's operations as a result of the turn of the century. The Company will continue to assess the potential impact of the year 2000 computer processing issues on its management and information systems. The Company believes that it has a prudent approach in place to address these issues and is prepared to take remedial action, if necessary. The approach includes assessing internal programs and equipment, communicating with major customers and vendors with respect to the status of their systems, evaluating facility-related issues and developing contingency plans. This approach is designed to maintain an uninterrupted supply of goods and services to and from the Company.

  The Company has incorporated year 2000 programming modifications with an overall upgrade in its computer systems. Early in 1999, the Company began a project to improve its information systems by replacing existing business software. The new system replaced all critical systems and approximately 90% of all computer systems which the Company's assessment showed to be affected by the year 2000 issue. The total cost of the Company's year 2000 project was approximately $600,000, including the cost of installing the business software. The project was completed by the end of the third quarter of fiscal year 1999.

  The Company is in a continuous process of communicating with its major customers and suppliers. This contact is designed to determine systems compatibility and compliance. The Company did not experience any disruption in the delivery of goods and services from its major suppliers due to year 2000 processing issues.

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

  Increasing Competition. The domestic market in which the Company's craft beers compete is highly competitive for many reasons, including the continuing proliferation of new beers and brew pubs, efforts by regional craft brewers to expand their distribution, the introduction of fuller-flavored products by certain major national brewers, and underutilized craft brewing capacity. The Company anticipates that intensifying competition from craft beer and imported beer producers and excess capacity in the craft beer segment may adversely impact the Company's operating margins. In addition, the larger national brewers have developed brands to compete directly with craft beers. These national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than the Company. There can be no assurance that the Company will be able to grow its volumes or be able to maintain its selling prices in existing markets or as it enters new markets.

  Access to markets. Most of the Company's independent distributors are also distributors of national brewers, some of whom have used their greater influence and marketing resources to persuade those distributors to exclude the products of other breweries from their portfolios. Such actions by national brewers have the effect of reducing distribution options for the Company's products. In addition, there is evidence that independent distributors are moving towards consolidation to improve profit margins. Although the Company has not yet been negatively impacted by such events, it is possible that the Company could effectively be denied access to a market or markets by the tactics of the national brewers and further consolidation of independent distributors. In the states that comprise the majority of its sales, the Company has the option to distribute its products directly to retailers and the Company has previous experience in doing so. However, there is no assurance that self-distribution can be done in an economic manner over large territories.

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

  Selling Prices. The future selling prices the Company charges for its craft beer and other specialty beverages may decrease from historical levels due to increasing competitive pressures. The Company has and will continue to participate in price promotions with its wholesalers and their retail customers. Management believes that the number and frequency of the Company's promotions will increase during 2000.

  Variability of Margins and Operating Results. The Company anticipates that its operating margins will fluctuate and may decline as a result of many factors, including (i) lower sales volumes and selling prices,

(ii) increased depreciation and other fixed and semi-fixed operating costs as a percent of sales during periods when the Company's breweries are producing below designed capacity, (iii) increased raw material and packaging costs,
(iv) changes in product mix and packaging, (v) increased transportation costs,
(vi) increased sales from retail operations which may have a lower gross margin (as a percentage of net sales) than beer sales, and (vii) increased selling and promotional costs incurred as the Company protects its business in existing markets and develops business in new geographic markets. Increases in federal or state excise taxes and the impact of an increasing average federal excise tax rate as production increases may also cause a decline in the Company's gross margins. The Company pays federal excise taxes on all beer sales and pays state excise taxes on beer sales occurring in various states at various tax rates. The federal excise tax is $7.00 per barrel on the first 60,000 barrels and $18.00 per barrel exceeding 60,000 annually, as long as total annual sales are less than two million barrels. The Washington state excise tax is $4.78 per barrel annually and the California state excise tax is $6.20 per barrel annually.

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

Item 8 -- Financial Statements

  Financial statements of Pyramid Breweries Inc. are as follows:

                                                                          Page
                                                                          ----
   Report of Independent Public Accountants..............................  17
   Balance Sheets as of December 31, 1999 and 1998.......................  18
   Statements of Operations for the Years Ended December 31, 1999, 1998
    and 1997.............................................................  19
   Statements of Stockholders' Equity for the Years Ended December 31,
    1999, 1998 and 1997..................................................  20
   Statements of Cash Flows for the Years Ended December 31, 1999, 1998
    and 1997.............................................................  21
   Notes to Financial Statements.........................................  22

Item 9 -- Change In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10 -- Directors and Executive Officers of the Company

  For information with respect to the executive officers of the Registrant, see Item 4A -- "Executive Officers of the Company" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 4, 2000, to be filed with the Commission pursuant to Regulation 14A.

Item 11 -- Executive Compensation

  The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 4, 2000, to be filed with the Commission pursuant to Regulation 14A.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 4, 2000, to be filed with the Commission pursuant to Regulation 14A.

Item 13 -- Certain Relationships and Related Transactions

  The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 4, 2000, to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-k

  (a) Documents filed as part of this report are as follows:

    1. Financial Statements: See listing of Financial Statements included as a part of this Form 10-K on Item 8 of Part II.

    2.  Financial Statement Schedules--None.

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

                                          Pyramid Breweries Inc.
                                          (Registrant)

                                                 /s/ Richard M. Denmark
                                          By: _________________________________
                                                    Richard M. Denmark
                                                    Vice President and
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              /s/ Martin Kelly                         March 1, 2000
   By: ______________________________________
                  Martin Kelly
     President and Chief Executive Officer

           /s/ Richard M. Denmark                      March 1, 2000
   By: ______________________________________
               Richard M. Denmark
       Vice President and Chief Financial
                    Officer
      (Principal Financial and Accounting
                    Officer)

             /s/ Kurt Dammeier                         March 1, 2000
   By: ______________________________________
                 Kurt Dammeier
             Chairman of the Board

            /s/ Scott S. Barnum                        March 1, 2000
   By: ______________________________________
                Scott S. Barnum
                    Director

             /s/ George Hancock                        March 1, 2000
   By: ______________________________________
                 George Hancock
              Director and Founder

              /s/ Nancy Mootz                          March 1, 2000
   By: ______________________________________
                  Nancy Mootz
                    Director

           /s/ Thomas H. Schwalm                       March 1, 2000
   By: ______________________________________
               Thomas H. Schwalm
                    Director

            /s/ John W. Stoddard                       March 1, 2000
   By: ______________________________________
                John W. Stoddard
                    Director

         /s/ George C. Textor, Jr.                     March 1, 2000
   By: ______________________________________
             George C. Textor, Jr.
                    Director

            /s/ Robert A. Toledo                       March 1, 2000
   By: ______________________________________
                Robert A. Toledo
                    Director

                             PYRAMID BREWERIES INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................   17
Balance Sheets as of December 31, 1999 and 1998..........................   18
Statements of Operations for the Years Ended December 31, 1999, 1998 and
 1997....................................................................   19
Statements of Stockholders' Equity for the Years Ended December 31, 1999,
 1998 and 1997...........................................................   20
Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and
 1997....................................................................   21
Notes to Financial Statements............................................   22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Pyramid Breweries Inc.:

  We have audited the accompanying balance sheets of Pyramid Breweries Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Breweries Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

Seattle, Washington,
January 28, 2000

                             PYRAMID BREWERIES INC.

                                 BALANCE SHEETS

                                                           December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................... $ 6,303,540  $ 5,245,134
  Accounts receivable, net of allowance for doubtful
   accounts of.......................................
  $30,000 and $20,000, respectively..................   1,102,155    1,003,789
  Inventories........................................   1,445,957    1,202,793
  Prepaid expenses and other.........................     398,697      621,009
  Deferred income taxes..............................     556,831      444,216
                                                      -----------  -----------
    Total current assets.............................   9,807,180    8,516,941
  Fixed assets, net..................................  22,739,439   27,558,848
  Deferred income taxes..............................     377,961      490,576
  Other..............................................     785,020      865,286
                                                      -----------  -----------
    Total assets..................................... $33,709,600  $37,431,651
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................... $   547,956  $   218,964
  Accrued expenses...................................   1,492,648    1,312,593
  Refundable deposits................................     465,184      462,747
  Restructuring reserve..............................         --        69,238
  Dividends payable..................................     329,735          --
                                                      -----------  -----------
    Total current liabilities........................   2,835,523    2,063,542
  Deferred rent......................................   1,022,677      782,245
                                                      -----------  -----------
    Total liabilities................................   3,858,200  $ 2,845,787
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized, none
   issued............................................         --           --
  Common stock, $.01 par value; 40,000,000 shares
   authorized, 8,193,580 and 8,219,532 shares issued
   and outstanding...................................      81,936       82,195
  Additional paid-in capital.........................  34,982,946   35,036,869
  Retained deficit...................................  (5,213,482)    (533,200)
                                                      -----------  -----------
    Total stockholders' equity.......................  29,851,400   34,585,864
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $33,709,600  $37,431,651
                                                      ===========  ===========


        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                        -------------------------------------
                                           1999         1998         1997
                                        -----------  -----------  -----------
Gross sales............................ $28,810,887  $27,326,473  $29,447,538
Less excise taxes......................   1,734,780    1,672,099    1,971,413
                                        -----------  -----------  -----------
Net sales..............................  27,076,107   25,654,374   27,476,125
Cost of sales..........................  20,603,355   20,025,982   20,860,828
                                        -----------  -----------  -----------
Gross margin...........................   6,472,752    5,628,392    6,615,297
Selling, general and administrative
 expenses..............................   8,029,711    7,904,052    8,319,881
Impairment and restructuring charge....   3,287,822           --    1,600,000
                                        -----------  -----------  -----------
Operating loss.........................  (4,844,781)  (2,275,660)  (3,304,584)
Other income (expense), net............     494,234      580,254      (70,365)
                                        -----------  -----------  -----------
Loss before income taxes...............  (4,350,547)  (1,695,406)  (3,374,949)
Benefit for income taxes...............          --      559,337    1,232,000
                                        -----------  -----------  -----------
Net loss............................... $(4,350,547) $(1,136,069) $(2,142,949)
                                        ===========  ===========  ===========
Basic and diluted net loss per share... $     (0.53) $     (0.14) $     (0.26)
                                        ===========  ===========  ===========
Weighted average shares outstanding....   8,230,522    8,213,178    8,206,352
                                        ===========  ===========  ===========




        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock      Additional   Unrealized   Retained        Total
                          ------------------    Paid-in      Loss on    (Deficit)   Stockholders'
                           Shares    Amount     Capital    Investments  Earnings       Equity
                          ---------  -------  -----------  ----------- -----------  -------------
Balance, December 31,
 1996...................  8,204,656  $82,047  $35,124,037   $(184,350) $ 2,745,818   $37,767,552
 Net loss...............        --       --           --          --    (2,142,949)   (2,142,949)
 Shares issued..........     10,053      100       28,517         --           --         28,617
 Shares repurchased and
  retired...............     (7,271)     (73)    (138,003)        --           --       (138,076)
 Realized loss on
  investments...........        --       --           --      184,350          --        184,350
                          ---------  -------  -----------   ---------  -----------   -----------
Balance, December 31,
 1997...................  8,207,438   82,074   35,014,551         --       602,869    35,699,494
 Net loss...............        --       --           --          --    (1,136,069)   (1,136,069)
 Shares issued..........     12,094      121       22,318         --           --         22,439
                          ---------  -------  -----------   ---------  -----------   -----------
Balance, December 31,
 1998...................  8,219,532   82,195   35,036,869         --      (533,200)   34,585,864
 Net loss...............        --       --           --          --    (4,350,547)   (4,350,547)
 Dividends declared.....        --       --           --          --      (329,735)     (329,735)
 Shares issued..........     23,848      239       38,642         --           --         38,881
 Shares repurchased and
  retired...............    (49,800)    (498)     (92,565)        --           --        (93,063)
                          ---------  -------  -----------   ---------  -----------   -----------
Balance, December 31,
 1999...................  8,193,580  $81,936  $34,982,946   $     --   $(5,213,482)  $29,851,400
                          =========  =======  ===========   =========  ===========   ===========




        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
OPERATING ACTIVITIES:
 Net loss............................... $(4,350,547) $(1,136,069) $(2,142,949)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization.........   2,783,679    2,622,238    3,097,926
  Loss (gain) on sales of fixed assets..      22,497      (27,782)     432,154
  Impairment and restructuring charge...   3,218,584     (284,910)   1,454,148
  Deferred income taxes.................         --      (468,681)  (1,286,338)
  Realized loss on investments..........         --           --       287,153
  Deferred rent.........................     240,432      208,656      281,769
 Changes in operating assets and
  liabilities:
  Accounts receivable...................     (98,366)     287,892       (7,255)
  Inventories...........................    (243,164)     (92,037)      (2,507)
  Prepaid expenses and other............    (212,192)    (506,141)    (546,722)
  Income taxes receivable...............         --       250,071       39,491
  Accounts payable and accrued
   expenses.............................     509,047     (113,672)    (896,761)
  Refundable deposits...................       2,437      (11,953)     (55,497)
                                         -----------  -----------  -----------
    Net cash provided by operating
     activities.........................   1,872,407      727,612      654,612
                                         -----------  -----------  -----------

INVESTING ACTIVITIES:
  Acquisition of Thomas Kemper Soda
   Company..............................         --           --      (575,802)
  Acquisitions of fixed assets..........    (899,612)  (1,586,218)  (6,343,086)
  Proceeds from sales of fixed assets...     139,793      688,050      473,849
  Purchases of investments..............         --           --   (15,005,027)
  Redemptions and sales of investments..         --           --    26,380,066
                                         -----------  -----------  -----------
    Net cash (used in) provided by
     investing activities...............    (759,819)    (898,168)   4,930,000
                                         -----------  -----------  -----------

FINANCING ACTIVITIES:
  Proceeds from sale of stock...........      38,881       22,439       28,617
  Principal payments on long-term debt..         --           --      (382,389)
  Shares repurchased and retired........     (93,063)         --      (138,076)
                                         -----------  -----------  -----------
    Net cash (used in) provided by
     financing activities...............     (54,182)      22,439     (491,848)
                                         -----------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents............................   1,058,406     (148,117)   5,092,764
Cash and cash equivalents at beginning
 of year................................   5,245,134    5,393,251      300,487
                                         -----------  -----------  -----------
Cash and cash equivalents at end of
 year................................... $ 6,303,540  $ 5,245,134  $ 5,393,251
                                         ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES:
  Interest paid......................... $       --   $       --   $    42,756
                                         ===========  ===========  ===========
  Income taxes paid..................... $       --   $       --   $    32,203
                                         ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations and Significant Accounting Policies

 The Company

  Pyramid Breweries Inc. (the Company), a Washington corporation was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and sodas. The Company operates breweries and restaurants in Seattle, Washington and Berkeley, California. The Company sells its products through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label.

  In March 1995, the Company opened the Seattle Brewery near downtown Seattle. This brewery and 340-seat alehouse has an estimated annual production capacity of 92,000 barrels as of December 31, 1999.

  In December 1995, the Company sold 2,000,000 shares of common stock in an initial public offering (the Offering). Net proceeds from the Offering amounted to approximately $34,156,000 and have been used to fund the Company's growth and expansion plans.

  In February 1997, the Company opened the Berkeley Brewery in Berkeley, California. This brewery and 380-seat alehouse has an estimated annual beer production capacity of 80,000 barrels as of December 31, 1999.

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

 Fixed Assets

  Fixed assets are stated at cost. Significant additions and improvements are capitalized. Repairs and maintenance are expensed as incurred. Upon disposition of fixed assets, gains and losses are reflected in the statements of operations. Depreciation is provided using the straight-line method over lives ranging from five to 25 years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the lease.

  Returnable containers (primarily kegs) are capitalized at cost, depreciated over their estimated useful life of five to ten years, and are included in fixed assets. Refundable deposits represent the Company's liability for deposits charged to customers for returnable containers.

 Preopening Costs

  The Company accounts for preopening related to new restaurants in accordance with Statement of Position (SOP) 98-5 "Recording the cost of Start-Up Activities" and accordingly, there were no unamortized preopening costs at December 31, 1999 and 1998. Prior to the adoption of SOP 98-5, preopening costs related to new restaurants have historically been capitalized in other assets and were amortized over a one-year period commencing from the time of the restaurant opening date. Amortization of preopening costs totaled $0, $114,168 and $475,725, respectively, for the years ended December 31, 1999, 1998 and 1997.

 Package Design Costs

  Package design costs relate to the development of product packaging and labels and are capitalized in other current assets and amortized over a one-year period. Net unamortized package design costs totaled $116,882 and $288,483 at December 31, 1999 and 1998, respectively. Amortization of package design costs totaled $432,082, $447,734 and $441,121, respectively, for the years ended December 31, 1999, 1998 and 1997.

 Goodwill

  The excess of cost over fair value of the net assets of businesses acquired is capitalized and amortized on a straight-line basis over 10 years. Net unamortized goodwill of $575,125 and $655,381 at December 31, 1999 and 1998, respectively is included in other assets. Amortization of goodwill totaled $80,256, $80,256 and $66,880, respectively, for the years ended December 31, 1999, 1998 and 1997.

 Income Taxes

  The Company is subject to federal and state income taxes and has recognized deferred taxes in accordance with Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes." SFAS No. 109 requires companies subject to income taxes to adjust their deferred tax assets and liabilities based on temporary differences between financial statement and tax basis of assets of liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

  Realization of the total deferred tax assets representing tax loss and credit carryforwards is dependent on the Company's ability to generate future U.S. taxable income. Management has established a valuation allowance for the portion of the deferred tax assets that do not meet the recognition criteria of SFAS No. 109. There can be no assurance that the Company will meet its expectations of future U.S. taxable income necessary to realize the recognized deferred tax asset. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

 Earnings Per Share

  Basic earnings per share (EPS) is computed based on weighted average shares outstanding and excludes dilutive securities such as options and warrants. Options to purchase approximately 800,700, 652,500 and 649,500 shares of common stock were outstanding during the years ended December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the exercise price of the options were greater than the average market price of the common shares.

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

2. Accounting for Impairment of Long-Lived Assets

  The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. During fiscal year 1999, the Company wrote down approximately $3,288,000 of impaired long-lived assets. The write-down included $2,545,000 of brewing machinery and equipment, $720,000 of leasehold equipment and $23,000 of other equipment. Based on the Company's expectation of future discounted net cash flow, these assets have been written-down to their estimated fair value.

3. Restructuring Charge

  On October 29, 1997, the Company announced a restructuring of the Company's marketing and brewery operations and recorded a $1,600,000 restructuring charge. The restructuring included a refocus of marketing resources on Western and Southwestern markets and the closure of the Kalama, Washington brewery. The restructuring charge includes $1,100,000 related to the disposal of fixed assets, $100,000 in severance payments, $215,000 in market realignment costs and $185,000 in property leases and other plant closure costs. During 1999, the final assets were sold or disposed of and resulted in approximately $60,000 of surplus in the restructuring reserve which is reported as a reduction in selling, general and administrative expenses in the Company's statements of operations.

  For the period from December 31, 1998 through the year ended December 31, 1999 the restructuring activity is as follows:

                                                      Closeout
                               December 31,   1999       of      December 31,
                                   1998     Activity   Reserve       1999
                               ------------ --------  ---------  ------------
   Estimated proceeds from
    sale of fixed assets......  $(700,000)  $    --   $(700,000)     $--
   Net proceeds from sale of
    fixed assets..............    732,000    (32,000)   764,000       --
   Assets held for sale.......     32,000     32,000        --        --
   Severance payments.........     (4,832)       --      (4,832)      --
   Market realignment costs...     14,241        --      14,241       --
   Other closure costs........     (4,171)     9,715    (13,886)      --
                                ---------   --------  ---------      ----
                                $  69,238   $  9,715  $  59,523      $--
                                =========   ========  =========      ====

4. Investments

  During 1997, the Company sold its investment portfolio, consisting primarily of tax-exempt municipal bonds, and reinvested the proceeds in short-term investments classified as cash and cash equivalents. Gross realized gains and losses from the sale of investments during 1997 were $3,296 and $290,449, respectively. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

  Investment income was approximately $322,000, $309,000 and $350,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Investment income is reported as a component of other income (expense), net in the Company's statements of operations.

5. Inventories

  Inventories consist of the following:

                                                               December 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
   Raw materials.......................................... $  616,589 $  618,302
   Finished goods.........................................    829,368    584,491
                                                           ---------- ----------
                                                           $1,445,957 $1,202,793
                                                           ========== ==========

  Raw materials primarily include ingredients, flavorings and packaging, as well as beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

6. Fixed Assets

  Fixed assets consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
   Brewery and retail equipment....................... $13,969,210  $17,283,235
   Furniture and fixtures.............................     825,048      618,910
   Leasehold improvements.............................  13,357,641   13,909,636
   Construction in progress...........................      56,494      340,514
   Assets held for sale...............................     152,560       32,000
                                                       -----------  -----------
                                                        28,360,953   32,184,295
   Less accumulated depreciation......................  (5,621,514)  (4,625,447)
                                                       -----------  -----------
                                                       $22,739,439  $27,558,848
                                                       ===========  ===========

7. Accrued Expenses

  Accrued expenses consist of the following:

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
   Salaries, wages and related accruals.................. $  320,005 $  314,849
   Severance accrual.....................................    480,000        --
   Barrel taxes..........................................    102,092     98,775
   Other accruals........................................    590,551    898,969
                                                          ---------- ----------
                                                          $1,492,648 $1,312,593
                                                          ========== ==========

8. Line of Credit

  The Company has an agreement with a commercial bank for a line of credit. Under the line of credit, the Company may borrow up to $10,000,000 for short-term operating needs. The line of credit revolves through April 30, 2000, during which time the required payments will be interest only. At that date, any outstanding balance will be due in full. Borrowings under the line of credit will incur interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 100 basis points. Up to $5,000,000 of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 125 basis points. The line of credit agreement contains provisions that require the Company to maintain certain financial ratios and a minimum tangible net worth. Certain requirements in the line of credit agreement were amended effective December 31, 1999. There were no outstanding borrowings on the line of credit during fiscal year ended December 31, 1999.

  The Company had no interest expense during fiscal 1999 and 1998. Interest expense was approximately $38,000 in 1997. Interest expense is reported as a component of other income (expense), net in the Company's statements of operations.

9. Income Taxes

  The benefit (provision) for income taxes included in the statements of operations consists of the following:

                                                             December 31,
                                                       ------------------------
                                                       1999   1998      1997
                                                       ---- -------- ----------
   Current............................................ $--  $    --  $  (54,337)
   Deferred...........................................  --   559,337  1,286,337
                                                       ---- -------- ----------
                                                       $--  $559,337 $1,232,000
                                                       ==== ======== ==========

  The benefit (provision) for income taxes differed from the amount obtained by applying the federal statutory income tax rate to income before income taxes, as follows:

                              December 31,
                             -------------------
                             1999    1998   1997
                             -----   ----   ----
   Federal statutory rate..   34.0 % 34.0 % 34.0 %
   State taxes, net of
    federal income tax
    benefit................    2.1    2.1    3.8
   Tax-exempt investment
    income.................    --     --     --
   Other, net..............   (1.4)  (3.1)  (1.3)
   Valuation allowance.....  (34.7)   --     --
                             -----   ----   ----
                               0.0 % 33.0 % 36.5 %
                             =====   ====   ====

Deferred income tax assets and are included in the balance sheet at December 31, 1999 and 1998, as follows:

                                                           December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
   Accelerated depreciation.......................... $(1,277,084) $(1,993,243)
   Package design costs..............................     167,400      215,167
   Accrued vacation..................................      65,034       74,569
   Severance accrual.................................     170,833          --
   Deferred rent.....................................     369,493      282,625
   Restructuring charge..............................         --        69,238
   Net operating loss carryforwards..................   1,846,085    1,565,726
   Tax credit carryforwards..........................     551,769      551,769
   Other, net........................................     202,122      168,941
   Valuation allowance...............................  (1,160,860)         --
                                                      -----------  -----------
                                                      $   934,792  $   934,792
                                                      ===========  ===========

  At December 31, 1999, the Company had operating loss carryforwards for federal income tax purposes of approximately $5,110,000, which are available to offset future federal taxable income through 2019. In addition, the Company had alternative minimum tax credit carryforwards of approximately $552,000, which are available to reduce future federal income taxes over an indefinite period.

10. 401(k) Plan

  The Company has a profit-sharing 401(k) plan for all eligible employees. Employees who are at least age 21 become eligible to participate following the first plan quarter in which they perform at least 250 hours of service. Employees can elect to contribute up to 13% of their eligible compensation to the 401(k) plan. The Company generally matches employee contributions (that do not exceed 10% of the employee's compensation) at the rate of 25%. The Company may also make additional "profit-sharing" contributions. The Company's "profit-sharing" contributions to the 401(k) plan are made at the sole discretion of the Company. The Company's matching contributions for the years ended December 31, 1999, 1998 and 1997, totaled $28,256, $16,354 and $35,700, respectively.

11. Operating Leases

  The Company leases its office, warehouse and plant facilities under operating leases in Seattle and Berkeley. The Seattle brewery lease agreement expires in 2004 and contains options to extend the lease term for three additional five-year periods. The Seattle warehouse lease agreement expires in 2004 and contains options to extend the lease term for three additional five-year periods. The Berkeley brewery lease agreement expires in 2010 and contains options to extend the lease term for two additional five-year periods. These lease agreements contain provisions for free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent of $1,022,677 and $782,245 at December 31, 1999 and 1998, respectively, representing the pro rata rent which would have been due if equal payments had been required under the lease terms. The Company also leases office, storage and distribution facilities under month-to-month lease agreements.

  At December 31, 1999, future minimum rental payments are as follows:

           2000.................................. $  475,104
           2001..................................    708,779
           2002..................................    816,204
           2003..................................    816,204
           2004..................................    666,285
           Thereafter............................  3,003,948
                                                  ----------
                                                  $6,486,524
                                                  ==========

  Total rent expense was approximately $777,000, $718,000 and $731,000 in 1999, 1998 and 1997, respectively.

12. Commitments and Contingencies

  The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

13. Cash Dividend

  The Board of Directors announced on December 15, 1999, the declaration of a $0.04 per common share dividend payable on January 14, 2000 to shareholders of record on December 30, 1999. The cash dividend declared totaled approximately $330,000 for all common stock outstanding as of the date of record.

14. Stock Buyback Plan

  On December 15, 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2,000,000 of the Company's outstanding common stock on the open market. For the year ended December 31, 1999, the Company repurchased 49,800 shares of common stock.

15. Major Customers and Financial Instruments

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

  During the years ended December 31, 1999, 1998 and 1997, one customer comprised approximately 24%, 21% and 18% of the Company's revenue, respectively. Accounts receivable at December 31, 1999 and 1998 include approximately $346,000 and $297,000, respectively, due from this customer.

16. Segment Information

  The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", during 1998. Following the provisions of SFAS No. 131, the Company is reporting segment information in the same format as reviewed by the Company's management (the "Management Approach"), which is organized around products and services. During 1999, management changed their approach to managing the business by combining soda and beer operations into the beverage operations segment. Also during 1999, the internal transfer pricing of beverage products to the alehouse operations changed from wholesale price to cost. Both of these changes have been applied retroactively for segment presentation purposes. All segment information is presented here except for the capital expenditures and total asset line items for 1997 because obtaining the information was impracticable.

 Products and Services

  The Company's reportable segments include beverage operations and alehouses. Beverage operations include the production and sale of Pyramid Ales, Thomas Kemper beers and Thomas Kemper soda products. The alehouse segment consists of two full-service alehouses, which market and sell the full line of the Company's beer and soda products as well as food and certain merchandise.

 Factors used to identify reportable segments

  The Company's reportable segments are strategic business units that offer distinct and different products and services. These segments are managed separately because each business requires different production, management and marketing strategies.

 Measurement of segment profit and segment assets

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company records intersegment sales at cost.

  Segment profit and segment assets are as follows:

                                            Beverage
                                           Operations Alehouse Other    Total
                                           ---------- -------- ------  -------
                                                 (Dollars in thousands)
     Year ended December 31, 1999
       Revenues from external customers..   $21,560    $7,251  $  --   $28,811
       Intersegment revenues.............       279      (279)    --       --
       Interest income...................       --        --      322      322
       Depreciation and amortization.....     2,207       431     146    2,784
       Impairment and restructuring
        charge...........................     3,288       --      --     3,288
       Operating (loss) income...........    (2,493)      626  (2,978)  (4,845)
       Capital expenditures..............       350       337     213      900
       Total assets......................    18,558     3,454  11,698   33,710


     Year ended December 31, 1998
       Revenues from external customers..   $21,041    $6,285  $  --   $27,326
       Intersegment revenues.............       261      (261)    --       --
       Interest income...................       --        --      309      309
       Depreciation and amortization.....     2,128       409      85    2,622
       Operating income (loss)...........       455       272  (2,993)  (2,276)
       Income tax benefit................       --        --      559      559
       Capital expenditures..............     1,013       282     291    1,586
       Total assets......................    23,223     3,474  10,735   37,432


     Year ended December 31, 1997
       Revenues from external customers..   $23,097    $6,350  $  --   $29,447
       Intersegment revenues.............       292      (292)    --       --
       Interest income (expense), net....       --        --      314      314
       Depreciation and amortization.....     2,321       678      99    3,098
       Restructuring charge..............     1,600       --      --     1,600
       Operating (loss) income...........    (1,119)      376  (2,562)  (3,305)
       Income tax benefit................       --        --    1,232    1,232

 Other

  Other consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for fixed assets which are presented by segment.

17. Related Party Transactions

  From time to time, the Company has obtained loans from its stockholders. These loans were unsecured, with interest paid semiannually or annually at rates between 5.65% and 10%. There were no loans from stockholders during 1999 and 1998. During 1997, the Company had a loan payable to an officer and director of the Company in the amount of $138,076. The loan and accrued interest were repaid in full prior to December 31, 1997. Interest expense of $21,636 was paid to related parties during the fiscal year ended December 31, 1997.

18. Stock Option Plans

  The Company's Amended and Restated 1995 Employee Stock Option Plan (the Employee Plan) permits the granting of options to employees. A total of 1,315,000 shares have been reserved under the Employee Plan. The options are granted at the fair market value of the Company's common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and, depending on the option, vests over a period of one to five years.

  The Company's Non-Employee Director Stock Option Plan (the Director Plan) provides for the granting of stock options covering 5,000 shares of common stock to be made automatically on the date of each annual meeting of stockholders to each non-employee director of the Company, so long as shares of common stock remain available under the Director Plan. A total of 250,000 shares have been reserved under the Director Plan. As of December 31, 1999 and 1998, 52,500 and 22,500 options have been granted, respectively. Each outstanding option granted under this plan has a term of 10 years from the date of grant and vests immediately.

  The Company has adopted the disclosure-only provision of the SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly no compensation cost has been recognized for options issued under the Employee and Director Plans (the Plans). Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1999, 1998 and 1997, would have been as follows:

                                                    December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
   Net loss--as reported................ $(4,350,547) $(1,136,069) $(2,142,949)
                                         ===========  ===========  ===========
   Net loss--pro forma.................. $(5,168,734) $(1,606,807) $(3,233,670)
                                         ===========  ===========  ===========
   Net loss per share--as reported...... $     (0.53) $     (0.14) $     (0.26)
                                         ===========  ===========  ===========
   Net loss per share--pro forma........ $     (0.63) $     (0.20) $     (0.39)
                                         ===========  ===========  ===========

  The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.49% to 6.87%; expected option lives of six to eight years; expected volatility of 40% to 75%; and expected future dividends. The weighted-average fair value of options granted during the years 1999, 1998 and 1997 was $1.46, $1.76 and $1.49, respectively. The effect of applying SFAS No. 123 for providing pro-forma disclosures is not likely to be representative of the effects in future years.

  Information with respect to the Plans follows:

                                                                 Weighted-
                                  Share Subject     Option        Average
                                    to Option    Price Range   Exercise Price
                                  ------------- -------------- --------------
   Options outstanding at
    December 31, 1996............    407,000    $ 4.75 - 19.00     $16.02
     Granted.....................    289,500    $ 2.50 -  4.13     $ 2.89
     Forfeitures.................    (47,000)   $10.75 - 19.00     $17.95
                                    --------    --------------     ------
   Options outstanding at
    December 31, 1997............    649,500    $ 2.50 - 19.00     $10.03
     Granted.....................    254,000    $ 1.56 -  2.63     $ 2.54
     Forfeitures.................   (251,000)   $ 3.09 - 19.00     $17.59
                                    --------    --------------     ------
   Options outstanding at
    December 31, 1998............    652,500    $ 1.56 - 19.00     $ 4.33
     Granted.....................    305,000    $ 2.00 -  2.50     $ 2.05
     Forfeitures.................   (156,834)   $ 2.56 - 19.00     $ 6.00
                                    --------    --------------     ------
   Options outstanding at
    December 31, 1999............    800,666    $ 1.56 - 10.75     $ 3.14
                                    ========    ==============     ======

  Shares available for future grants at December 31, 1999 and 1998 totaled 495,000 and 287,500, respectively.

  Information about options outstanding at December 31, 1999 follows:

                            Weighted-Average                           Weighted-
             Options           Remaining             Options            Average
           Outstanding      Contractual Life       Exercisable       Exercise Price
           -----------      ----------------       -----------       --------------
              55,000            77 months             55,000             $10.75
               7,500            77 months              7,500             $12.25
              10,500            84 months             10,500             $ 4.75
               6,000            86 months              5,667             $ 4.13
               7,500            89 months              7,500             $ 3.25
             175,000            92 months            131,250             $ 2.88
               7,500            94 months              5,625             $ 3.09
              18,333            95 months             18,333             $ 2.50
               7,500           101 months              7,500             $ 2.63
             220,833           102 months             78,500             $ 2.56
               5,000           105 months              1,667             $ 1.56
              30,000           113 months             30,000             $ 2.13
             200,000           116 months             22,300             $ 2.00
              50,000           118 months              2,778             $ 2.00
             -------                                 -------
             800,666                                 384,120
             =======                                 =======

  The Company had options exercisable of 215,783 with weighted-average exercise prices ranging from $1.56 to $19.00 and options exercisable of 270,488 with weighted-average exercise prices ranging from $2.50 to $19.00 as of December 31, 1998 and 1997, respectively.

19. Employee Stock Purchase Plan

  The Company's Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees to acquire shares of common stock of the Company at a discount. Eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Discounts related to employee stock purchases during 1999, 1998 and 1997 were insignificant. The total number of shares issuable under the plan is 500,000. There were 15,376, 12,094 and 10,053 shares issued under the Purchase Plan during 1999, 1998 and 1997 at a weighted-average price of approximately $1.36, $1.86 and $2.86 per share, respectively.

20. Interim Financial Data (Unaudited)

  The following table presents the results of operations for each of the four quarters in 1999 and 1998. This quarterly information is unaudited, has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in the Company's quarterly results of operations, including timing of new product introduction, seasonality of demand, any decrease in the demand for craft beers and general economic conditions. As a result, the Company's results of operations for any quarter are not necessarily indicative of results for any future period.

                                    1999 Quarters Ended                        1998 Quarters Ended
                         ------------------------------------------ ------------------------------------------
                         December 31 September 30 June 30  March 31 December 31 September 30 June 30  March 31
                         ----------- ------------ -------  -------- ----------- ------------ -------  --------
                          (in thousands except per share amounts)    (in thousands except per share amounts)
Gross sales.............   $ 7,035      $7,811    $7,738    $6,227    $6,423       $7,184    $7,510    $6,209
Less excise taxes.......       417         472       489       357       399          426       487       360
                           -------      ------    ------    ------    ------       ------    ------    ------
Net sales...............     6,618       7,339     7,249     5,870     6,024        6,758     7,023     5,849
Cost of sales...........     5,088       5,522     5,364     4,629     4,896        5,190     5,183     4,757
                           -------      ------    ------    ------    ------       ------    ------    ------
Gross margin............     1,530       1,817     1,885     1,241     1,128        1,568     1,840     1,092
Selling, general and
 administrative
 expenses...............     2,374       1,948     1,897     1,811     1,739        1,982     2,025     2,157
Impairment and
 restructuring charge...     3,288         --        --        --        --           --        --        --
                           -------      ------    ------    ------    ------       ------    ------    ------
Operating loss..........    (4,132)       (131)      (12)     (570)     (611)        (414)     (185)   (1,065)
Other income (expense)
 net....................       104         189       101       100        76           95       324        85
                           -------      ------    ------    ------    ------       ------    ------    ------
Income (loss) before
 income taxes...........    (4,028)         58        89      (470)     (535)        (319)      139      (980)
Benefit (provision) for
 income taxes...........       --          --        --        --        195           84       (66)      346
                           -------      ------    ------    ------    ------       ------    ------    ------
Net (loss) income.......   $(4,028)     $   58    $   89    $ (470)   $ (340)      $ (235)   $   73    $ (634)
Basic and diluted net
 (loss) income per
 share..................   $ (0.49)     $ 0.01    $ 0.01    $(0.06)   $(0.04)      $(0.03)   $ 0.01    $(0.08)
                           =======      ======    ======    ======    ======       ======    ======    ======
Weighted average shares
 outstanding............     8,231       8,239     8,229     8,223     8,218        8,214     8,211     8,210
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

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1(1)  Amended and Restated Articles of Incorporation of Registrant
  3.2(1)  Form of Amended and Restated Bylaws of Registrant
  4.1(1)  Form of Common Stock Certificate
 10.1(1)  Lease between Harold W. Hill and the Registrant dated April 13, 1994
 10.2(1)  Addendum of Lease between Harold W. Hill and the Registrant dated
          November 28, 1994
 10.3(1)  Second Addendum of Lease between 1201 Building L.L.C. and the
          Registrant dated June 26, 1995
 10.4(1)  Distribution Agreement between the Registrant and Western Washington
          Beverage dated August 24, 1995
 10.5(1)  Registrant's 1995 Employee Stock Option Plan
 10.6(1)  Registrant's Non-Employee Director Stock Option Plan
 10.7(1)  Form of Non-Qualified Stock Option Agreement
 10.8(1)  Employment Agreement between the Registrant and George Hancock
 10.9(1)  Commercial Lease between Esther Podlesak, Trustee of the John A. and
          Esther Podlesak 1990 Family Trust and Pyramid Breweries California,
          Inc. dated November 1, 1995
 10.10(1) Assignment, Assumption and Consent Agreement between Esther Podlesak,
          Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid
          Breweries California, Inc. and Pyramid Breweries Inc. dated November
          17, 1995
 10.11    Employment Agreement between the Registrant and Richard Denmark
 10.12    Employment Agreement and First Amendment between the Registrant and
          Martin Kelly
 10.13    Employment Agreement between the Registrant and Gary McGrath
 23.1     Consent of Independent Public Accountants
 27       Financial Data Schedule

--------
(1) Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).