Form 10-Q
period 2000-03-31
PYRAMID BREWERIES INC
filed 2000-05-12
CIK 1001917

                      ===================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             --------------------

                                    FORM 10-Q

                             --------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                  For the transition period from         to          .

                         Commission file number 0-27116

                             --------------------

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


                             --------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No __ .
                                              -

    Common stock, par value of $.01 per share: 7,956,740 shares of Common Stock outstanding as of March 31, 2000

                            PYRAMID BREWERIES INC.
                                    FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
      PART I        FINANCIAL INFORMATION
      Item 1.       Financial Statements (Unaudited)
                    Balance Sheets
                       March 31, 2000 and December 31, 1999...............................     3
                    Statements of Operations
                       Quarter Ended March 31, 2000 and 1999..............................     4
                    Statements of Cash Flows
                       Quarter Ended March 31, 2000 and 1999..............................     5
                    Notes to Financial Statements.........................................     6
      Item 2.       Management's Discussion and Analysis of Financial Condition
                       and Results of Operations..........................................     8

      PART II       OTHER INFORMATION
      Item 6.       Exhibits and Reports on Form 8-K......................................     11

                    SIGNATURE.............................................................     12

                    EXHIBIT INDEX.........................................................     13

                    Exhibit 27............................................................     14

PART I

                        Item 1 -- FINANCIAL STATEMENTS

                            PYRAMID BREWERIES INC.

                                BALANCE SHEETS
                                  (Unaudited)


                                                                           March 31,           December 31,
                                                                             2000                  1999
                                                                       --------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                        $      5,332,009       $     6,303,540
     Accounts receivable, net                                                1,419,655             1,102,155
     Inventories                                                             1,450,205             1,445,957
     Prepaid expenses and other                                                336,158               398,697
     Deferred income taxes                                                     556,831               556,831
                                                                       --------------------------------------
         Total current assets                                                9,094,858             9,807,180
                                                                      ----------------------------------------
Fixed assets, net                                                           22,400,910            22,739,439
Deferred income taxes                                                          377,961               377,961
Other assets                                                                   764,956               785,020
                                                                      --------------------------------------
         Total assets                                                 $     32,638,685       $    33,709,600
                                                                      ======================================

CURRENT LIABILITIES:
     Accounts payable                                                 $        586,370       $       547,956
     Accrued expenses                                                        1,408,574             1,492,648
     Refundable deposits                                                       400,040               465,184
     Dividends payable                                                         318,270               329,735
                                                                      --------------------------------------
         Total current liabilities                                           2,713,254             2,835,523
Deferred rent                                                                1,078,594             1,022,677
         Total Liabilities                                            --------------------------------------
                                                                             3,791,848             3,858,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized,
     none issued                                                                    -                     -
Common stock, $.01 par value; 40,000,000 shares authorized, 7,956,740 and
     8,193,580 shares issued and outstanding                                   79,567                81,936
Additional paid-in capital                                                 34,508,873            34,982,946
Retained deficit                                                           (5,741,603)           (5,213,482)
                                                                      --------------------------------------
         Total stockholders' equity                                        28,846,837            29,851,400
                                                                      --------------------------------------
         Total liabilities and stockholders' equity                   $    32,638,685        $   33,709,600
                                                                      ======================================

  The accompanying notes are an integral part of these financial statements.

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Quarter Ended March 31,
                                                                         2000                      1999
                                                                  ------------------        ------------------
     Gross sales                                                  $    6,522,932            $    6,227,482
     Less excise taxes                                                   355,445                   357,589
                                                                  ------------------        ------------------
     Net sales                                                         6,167,487                 5,869,893
     Cost of sales                                                     4,746,792                 4,628,887
                                                                  ------------------        ------------------
     Gross margin                                                      1,420,695                 1,241,006
     Selling, general and administrative expenses                      1,722,967                 1,810,949
                                                                  ------------------        ------------------
     Operating loss                                                     (302,272)                 (569,943)
     Other income, net                                                    92,421                    99,949
                                                                  ------------------        ------------------
     Loss before income taxes                                           (209,851)                 (469,994)
     Benefit for income taxes                                                  -                         -
                                                                  ------------------        ------------------
     Net loss                                                     $     (209,851)           $     (469,994)
                                                                  ==================        ==================

     Basic and diluted net loss per share                         $        (0.03)           $        (0.06)
     Weighted average shares outstanding                               8,148,709                 8,223,147

         Beer barrels shipped                                             23,500                    23,700
         Soda barrels shipped                                              8,500                     5,800
                                                                  ------------------        ------------------
         Total barrels shipped                                            32,000                    29,500
                                                                  ==================        ==================

  The accompanying notes are an integral part of these financial statements.

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Quarter Ended March 31,
OPERATING ACTIVITIES:                                                   2000                     1999
                                                                  -----------------        -----------------
  Net loss                                                        $    (209,851)           $    (469,994)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization                                      634,193                  706,012
     (Gain) loss on sales of fixed assets                                (1,000)                   5,891
     Deferred rent                                                       55,917                   65,259
     Restructuring charge                                                     -                  (10,323)
Changes in operating assets and liabilities:
     Accounts receivable                                               (317,500)                (386,702)
     Inventories                                                         (4,248)                (199,233)
     Prepaid expenses and other                                          14,158                  (70,986)
     Accounts payable and accrued expenses                              (45,660)                 595,940
     Refundable deposits                                                (65,144)                  58,148
                                                                  -----------------        -----------------
         Net cash provided by operating activities                       60,865                  294,012
INVESTING ACTIVITIES:
     Acquisitions of fixed assets                                      (276,086)                (282,499)
     Proceeds from sales of fixed assets                                 49,867                   34,659
                                                                  -----------------        -----------------
         Net cash used in investing activities                         (226,219)                (247,840)
FINANCING ACTIVITIES:
     Proceeds from the sale of common stock                              10,232                    5,591
     Cash dividends paid                                               (329,735)                       -
     Purchase and retirement of common stock                           (486,674)                       -
                                                                  -----------------        -----------------
         Net cash (used in) provided by financing activities           (806,177)                   5,591
                                                                  -----------------        -----------------
(Decrease) increase in cash and cash equivalents                       (971,531)                  51,763
Cash and cash equivalents at beginning of period                      6,303,540                5,245,134
                                                                  -----------------        -----------------
Cash and cash equivalents at end of period                        $   5,332,009            $   5,296,897
                                                                  =================        =================

  The accompanying notes are an integral part of these financial statements.

                            PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the "Company"), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of March 31, 2000, the Company's products were distributed in 32 states and Canada. The Company operates two restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

     The accompanying condensed financial statements have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the historical information contained herein, the matters described may contain forward-looking statements that involve risks and uncertainties, including those described under the caption entitled "Risk Factors and Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission, and elsewhere in the Company's periodic reports. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2.   INVENTORIES:

                                                                    March 31,    December 31,
                                                                      2000           1999
                                                                 -------------  -------------
                                 Raw materials................   $     527,971  $     483,042
                                 Work in process..............         149,897        133,547
                                 Finished goods...............         772,337        829,368
                                                                 -------------  -------------
                                                                 $   1,450,205  $   1,445,957
                                                                 =============  =============

     Raw materials primarily include ingredients, flavorings and packaging. Work in process include beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

3.  FIXED ASSETS:

                                                                         March 31,       December 31,
                                                                           2000              1999
                                                                      --------------    --------------
                                  Brewery and retail equipment.....   $   13,989,427    $   13,969,210
                                  Furniture and fixtures...........          857,030           825,048
                                  Leasehold improvements...........       13,398,821        13,357,641
                                  Construction in progress.........          239,231            56,494
                                  Assets held for sale.............          103,693           152,560
                                                                      --------------    --------------
                                                                          28,588,202        28,360,953
                                  Less accumulated depreciation....       (6,187,292)       (5,621,514)
                                                                      --------------    --------------
                                                                      $   22,400,910    $   22,739,439
                                                                      ==============    ==============

4.   STOCKHOLDERS' EQUITY


                                 Common Stock         Additional                         Total
                           -------------------------    Paid-In           Retained    Stockholders'
                              Shares       Amount       Capital            Deficit       Equity
                           ------------------------------------------------------------------------
Balance at December 31,
 1999....................   8,193,580     $81,936     $34,982,946     $ (5,213,482)    $29,851,400
     Net loss............           -           -               -         (209,851)       (209,851)
     Shares issued.......       5,860          58          10,174                -          10,232
     Dividends declared..           -           -               -         (318,270)       (318,270)
     Stock repurchase....    (242,700)     (2,427)       (484,247)               -        (486,674)
                           ------------------------------------------------------------------------
Balance at March 31,
 2000....................   7,956,740     $79,567     $34,508,873     $ (5,741,603)    $28,846,837
                           ========================================================================

5.  COMMITMENTS AND CONTINGENCIES:

    The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

6.  CASH DIVIDEND:

    The Board of Directors announced on February 24, 2000, the declaration of a $0.04 per common share dividend payable on April 14, 2000 to shareholders of record on March 30, 2000. The cash dividend declared totaled approximately $318,000 for all common stock outstanding as of the date of record.

7.  SEGMENT INFORMATION:

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

Segment profit and segment assets are as follows:

(Dollars in thousands)

                                                    Beverage
Quarter ended March 31, 2000                       Operations       Alehouse          Other           Total
                                                 --------------  --------------   -------------   -------------
    Revenues from external customers..........        $   4,836       $   1,687         $     -       $   6,523
    Intersegment revenues.....................               59            (59)               -               -
    Interest income...........................                -               -              76              76
    Depreciation and amortization.............              445             107              82             634
    Operating income (loss)...................              320              43           (665)           (302)
    Capital expenditures......................               63             174              39             276
    Total assets..............................           18,167           3,537          10,935          32,639

Quarter ended March 31, 1999
    Revenues from external customers..........        $   4,586       $   1,641         $     -       $   6,227
    Intersegment revenues.....................              116            (116)              -               -
    Interest income...........................                -               -              79              79
    Depreciation and amortization.............              568             103              35             706
    Operating income (loss)...................               15              63            (648)           (570)
    Capital expenditures......................              141              29             112             282
    Total assets..............................           22,965           3,442          11,269          37,676

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

SELECTED UNAUDITED OPERATING DATA

                                                                        Quarter Ended March 31,
                                                                        -----------------------
                                                                        % of                             % of
                                                        2000         Net Sales             1999        Net Sales
                                                    ------------     -----------       -----------    -----------
Gross sales                                          $ 6,522,932                       $ 6,227,482
Less excise taxes                                        355,445                           357,589
                                                    ------------     -----------       -----------    -----------
Net sales                                              6,167,487           100.0         5,869,893          100.0
Cost of sales                                          4,746,792            77.0         4,628,887           78.9
                                                    ------------     -----------       -----------    -----------
     Gross margin                                      1,420,695            23.0         1,241,006           21.1
Selling, general and administrative expense            1,722,967            27.9         1,810,949           30.8
                                                    ------------     -----------       -----------    -----------
Operating loss                                          (302,272)           (4.9)         (569,943)          (9.7)
Other income, net                                         92,421             1.5            99,949            1.7
                                                    ------------     -----------       -----------    -----------
Loss before income taxes                                (209,851)           (3.4)         (469,994)          (8.0)
Benefit for  income taxes                                      -               -                 -              -
                                                    ------------     -----------       -----------    -----------
Net loss                                             $  (209,851)           (3.4)      $  (469,994)          (8.0)
                                                    ============     ===========       ===========    ===========

Basic and diluted net loss per share                 $     (0.03)                      $     (0.06)
                                                    ============                       ===========
Weighted  average common shares outstanding            8,148,709                         8,223,147
                                                    ============                       ===========
Operating data (in barrels):
     Beer barrels shipped                                 23,500                            23,700
     Soda barrels shipped                                  8,500                             5,800
                                                    ------------                       -----------
     Total barrels shipped                                32,000                            29,500
                                                    ============                       ===========
     Production capacity at period end                   172,000                           172,000
                                                    ============                       ===========

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

    Gross Sales. Gross sales increased 4.8% to $6,523,000 in the first quarter ended March 31, 2000 from $6,227,000 in the same quarter of 1999. This increase in gross sales was due mainly to increased wholesale soda and alehouse sales. Wholesale beverage sales increased 5.5% to $4,836,000 in the first quarter ended March 31, 2000 from $4,586,000 in the same quarter of 1999. This increase was due to a 46.6% increase in Thomas Kemper Soda barrels shipped to 8,500 barrels from 5,800 barrels in the same quarter of the prior year. Alehouse sales increased 2.8%, to $1,687,000, from $1,641,000 due to increased sales prices and patronage at both alehouse restaurants. Wholesale beer shipments decreased slightly to 23,500 barrels for the first quarter of 2000 from 23,700 in the same quarter of the prior year.

    Excise Taxes. Excise taxes totaled 5.4% and 5.7% of gross sales for the quarters ended March 31, 2000 and 1999, respectively. The slight decrease is a result of soda shipments, which are not taxed, representing a larger percentage of the total volume shipped.

    Gross Margin. Gross margin as a percentage of net sales increased to 23.0% in the first quarter ended March 31, 2000 from 21.1% in the same quarter of 1999. This increase as a percentage of net sales was due mainly to a greater proportion of beer production at the more efficient Berkeley production plant and a shift in product mix to higher margin products.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 4.9% to $1,723,000 or 27.9% of net sales for the first quarter ended March 31, 2000 from $1,811,000 or 30.8% of net sales for the same quarter of 1999.

    Other Income, net. Other income, net was approximately $92,000 and 1.5% of net sales for the first quarter ended March 31, 2000 compared to $100,000 and 1.7% of net sales in the same quarter of 1999.

    Income Taxes. The Company recorded no income tax benefit for the first quarters ended March 31, 2000 and 1999. The Company has established a valuation allowance to offset the further accumulation of deferred tax assets that can arise from recurring tax benefits associated with pre-tax losses.

    Net Loss. The Company reported a net loss of $210,000 for the first quarter ended March 31, 2000 compared to a net loss of $470,000 in the same quarter of 1999. The improvement in net loss was the result of increased beverage and alehouse sales, higher gross margin on wholesale beverage sales and a reduction in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities during the first quarter ended March 31, 2000 was approximately $61,000 compared to $294,000 for the same period of the prior year. This decrease was due primarily to the decrease in accounts payable for the quarter. Net cash used in investing activities for the quarter ended March 31, 2000 was $226,000 compared to net cash used in investing activities of $248,000 for the same period of the prior year. The cash used in investing activities in 2000 included funds used to expand the Seattle alehouse kitchen and to purchase kegs. At March 31, 2000, the Company had working capital of $6,382,000 compared to $6,972,000 at December 31, 1999.

    On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company's common stock from time to time on the open market. Stock repurchases are at the discretion of management and depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's management may consider relevant. In addition, the Company is required to maintain a minimum tangible net worth and other covenants under its line of credit, which may restrict the Company's ability to repurchase shares. As of March 31, 2000, the Company has repurchased 292,500 shares.

    The Company has a $10,000,000 line of credit (the Line of Credit) for short-term operating needs. The Line of Credit revolves through April 30, 2000, during which time the payments are interest only. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 100 basis points. Up to $5,000,000 of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 125 basis points. Management is currently renegotiating the Line of Credit for another term.

    Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures in 2000 are expected to be less than 1999 expenditures. Planned projects include the continued upgrading of brewery equipment and alehouse facilities in the Seattle and Berkeley locations. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs during 2000.

    The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash on-hand, cash flow from operations and, to the extent required and available, additional bank borrowings.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

    Pyramid Breweries Inc. does not provide forecasts of future financial performance. However this report does contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. There are numerous important factors that could cause results to differ materially from those anticipated by some of the statements made by the Company. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings including its Form 10-K for the year ended December 31, 1999.

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

(B)  REPORTS ON FORM 8-K

     None filed during the quarter ended March 31, 2000.

  Items 1, 2, 3, and 4 of PART II are not applicable and have been omitted

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on May 12, 2000.

                                       PYRAMID BREWERIES INC.



                                       By:   /s/ JODI A. COLLIGAN
                                          --------------------------------------
                                          Jodi A. Colligan, Corporate Controller

DATE:  May 12, 2000

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                           DESCRIPTION
-------                                 ---------------------------
    27                                  Financial Data Schedule