Form 10-Q
period 2000-06-30
PYRAMID BREWERIES INC
filed 2000-08-14
CIK 1001917

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ____________________

                                   FORM 10-Q

                             ____________________

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO ______________.

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


                          91 South Royal Brougham Way
                               Seattle, WA 98134
              (Address of principal executive offices) (Zip Code)

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

     Common stock, par value of $.01 per share: 7,819,439 shares of common stock outstanding as of June 30, 2000

                  Pages 1 of 15 sequentially numbered pages.

                            PYRAMID BREWERIES INC.
                                   FORM 10-Q
          FOR THE QUARTERLY AND SIX MONTH PERIODS ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          Balance Sheets
            June 30, 2000 and December 31, 1999............................   3
          Statements of Operations
            Three Month and Six Month Periods Ended June 30,
             2000 and 1999.................................................   4
          Statements of Cash Flows
            Six Month Periods Ended June 30, 2000 and 1999.................   5
          Notes to Financial Statements (Unaudited)........................   6
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   9

PART II   OTHER INFORMATION
Item 4.   Submission of Matters to a vote of Security Holders..............  12
Item 6.   Exhibits and Reports on Form 8-K.................................  13

          SIGNATURE........................................................  13

          EXHIBIT INDEX....................................................  14

          Exhibit 27.......................................................  15

PART I

                        Item 1 -- FINANCIAL STATEMENTS

                            PYRAMID BREWERIES INC.

                                BALANCE SHEETS
                                  (Unaudited)

                                                                            June 30,           December 31,
                                                                              2000                 1999
                                                                  -------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $ 6,199,109           $ 6,303,540
  Accounts receivable, net                                                   1,932,666             1,102,155
  Inventories                                                                1,220,418             1,445,957
  Prepaid expenses and other                                                   219,588               398,697
  Deferred income taxes                                                        556,831               556,831
                                                                  -------------------------------------------
    Total current assets                                                    10,128,612             9,807,180
                                                                  -------------------------------------------
Fixed assets, net                                                           21,894,587            22,739,439
Deferred income taxes                                                          207,082               377,961
Other assets                                                                   559,072               785,020
                                                                  -------------------------------------------
    Total assets                                                           $32,789,353           $33,709,600
                                                                  ===========================================

CURRENT LIABILITIES:
  Accounts payable                                                         $   667,680           $   547,956
  Accrued expenses                                                           1,490,317             1,492,648
  Refundable deposits                                                          466,042               465,184
  Dividends payable                                                            312,778               329,735
                                                                  -------------------------------------------
    Total current liabilities                                                2,936,817             2,835,523
Deferred rent                                                                1,134,567             1,022,677
                                                                  -------------------------------------------
    Total liabilities                                                        4,071,384             3,858,200
                                                                  -------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized,
 none issued                                                                         -                     -
Common stock, $.01 par value; 40,000,000 shares authorized,
 7,819,439 and 8,193,580 shares issued and outstanding                          78,194                81,936
Additional paid-in capital                                                  34,251,159            34,982,946
Retained deficit                                                            (5,611,384)           (5,213,482)
                                                                  -------------------------------------------
    Total stockholders' equity                                              28,717,969            29,851,400
                                                                  -------------------------------------------
    Total liabilities and stockholders' equity                             $32,789,353           $33,709,600
                                                                  ===========================================

        The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                       Three Months Ended June 30,               Six Months Ended June 30,
                                                        2000                1999                 2000                 1999
                                                  ----------------    -----------------    -----------------    -----------------
Gross sales                                            $8,424,897           $7,738,483          $14,947,829          $13,965,965
Less excise taxes                                         506,298              489,272              861,743              846,861
                                                  ----------------    -----------------    -----------------    -----------------
Net sales                                               7,918,599            7,249,211           14,086,086           13,119,104
Cost of sales                                           5,780,241            5,364,444           10,527,033            9,993,331
                                                  ----------------    -----------------    -----------------    -----------------
Gross margin                                            2,138,358            1,884,767            3,559,053            3,125,773
Selling, general and administrative expenses            1,914,792            1,896,558            3,637,759            3,707,507
                                                  ----------------    -----------------    -----------------    -----------------
Operating income (loss)                                   223,566              (11,791)             (78,706)            (581,734)
Other income, net                                         219,431              101,222              311,852              201,171
                                                  ----------------    -----------------    -----------------    -----------------
Income (loss) before income taxes                         442,997               89,431              233,146             (380,563)
Provision for income taxes                                      -                    -                    -                    -
                                                  ----------------    -----------------    -----------------    -----------------
Net income (loss)                                      $  442,997           $   89,431          $   233,146          $  (380,563)
                                                  ================    =================    =================    =================

Basic and diluted net income (loss) per share          $     0.06           $     0.01          $      0.03          $     (0.05)
Weighted average basic shares outstanding               7,924,514            8,229,376            8,036,612            8,226,262
Weighted average diluted shares outstanding             7,926,029            8,229,376            8,042,377            8,226,262

  Beer barrels shipped                                     30,000               29,400               53,500               53,100
  Soda barrels shipped                                     11,000                7,800               19,500               13,600
                                                  ----------------    -----------------    -----------------    -----------------
  Total barrels shipped                                    41,000               37,200               73,000               66,700
                                                  ================    =================    =================    =================

       The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Six Months Ended June 30,
                                                                            2000                     1999
                                                                    ----------------------   ----------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                     $   233,146               $ (380,563)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                         1,263,656                1,400,242
    (Gain) loss on sales of fixed assets                                     (5,518)                  16,031
    Deferred income taxes                                                   170,879                        -
    Deferred rent                                                           111,890                  130,518
    Restructuring charge                                                          -                  (69,238)
Changes in operating assets and liabilities:
    Accounts receivable                                                    (830,511)                (573,396)
    Inventories                                                             225,539                 (339,337)
    Prepaid expenses and other                                               83,844                  (37,260)
    Accounts payable and accrued expenses                                   117,393                1,072,849
    Refundable deposits                                                         858                   72,347
                                                                    ----------------------   ----------------------
      Net cash provided by operating activities                           1,371,176                1,292,193
INVESTING ACTIVITIES:
    Acquisitions of fixed assets                                           (396,623)                (512,785)
    Proceeds from sales of fixed assets                                     118,730                   34,648
    Proceeds from long-term receivable                                      185,820                        -
                                                                    ----------------------   ----------------------
      Net cash used in investing activities                                 (92,073)                (478,137)
FINANCING ACTIVITIES:
    Proceeds from the sale of common stock                                   38,031                   28,942
    Cash dividends paid                                                    (648,005)                       -
    Repurchase and retirement of common stock                              (773,560)                       -
                                                                    ----------------------   ----------------------
      Net cash (used in) provided by financing activities                (1,383,534)                  28,942
                                                                    ----------------------   ----------------------
(Decrease) increase in cash and cash equivalents                           (104,431)                 842,998
Cash and cash equivalents at beginning of period                          6,303,540                5,245,134
                                                                    ----------------------   ----------------------
Cash and cash equivalents at end of period                              $ 6,199,109               $6,088,132
                                                                    ======================   ======================

       The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the "Company"), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of June 30, 2000, the Company's products were distributed in 32 states and Canada. The Company operates two restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

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


2.   INVENTORIES:

                                             June 30,        December 31,
                                               2000              1999
                                            ----------        ----------
Raw materials.......................        $  500,949        $  483,042
Work in process.....................           131,675           133,547
Finished goods......................           587,794           829,368
                                            ----------        ----------
                                            $1,220,418        $1,445,957
                                            ==========        ==========

     Raw materials primarily include ingredients, flavorings and packaging. Work in process include beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale

3.   FIXED ASSETS:

                                                  June 30,          December 31,
                                                    2000                1999
                                                -----------         -----------
Brewery and retail equipment............        $13,994,887         $13,969,210
Furniture and fixtures..................            864,904             825,048
Leasehold improvements..................         13,555,492          13,357,641
Construction in progress................            176,501              56,494
Assets held for sale....................             45,213             152,560
                                                -----------         -----------
                                                 28,636,997          28,360,953
Less accumulated depreciation...........         (6,742,410)         (5,621,514)
                                                -----------         -----------
                                                $21,894,587         $22,739,439
                                                ===========         ===========

4.   EARNINGS PER SHARE

     Basic earnings per share was computed by dividing net income available to common shareholders by weighted average shares outstanding. Dilutive earnings per share was calculated as follows:

                                                              Three Months Ended                    Six Months Ended
                                                                    June 30,                            June 30,
                                                             2000             1999              2000               1999
                                                       ----------------  ----------------  ----------------   ---------------
Earnings:
  Net income (loss)..............................          $ 442,997          $ 89,431         $ 233,146        $ (380,563)

Shares:
  Weighted average basic shares outstanding......          7,924,514         8,229,376         8,036,612         8,226,262
  Stock option dilution..........................              1,515                 -             5,765                 -
                                                       ----------------  ----------------  ----------------   ---------------
  Weighted average diluted shares outstanding....          7,926,029         8,229,376         8,042,377         8,226,262
                                                       ----------------  ----------------  ----------------   ---------------
    Diluted earnings per share...................          $    0.06          $   0.01         $    0.03        $    (0.05)
                                                       ================  ================  ================   ===============


5.   STOCKHOLDERS' EQUITY

                                                       Common Stock              Additional                          Total
                                                -------------------------         Paid-In         Retained        Stockholders'
                                                    Shares         Amount         Capital          Deficit           Equity
                                                ------------------------------------------------------------------------------
Balance at December 31, 1999..............         8,193,580     $ 81,936      $ 34,982,946     $ (5,213,482)     $ 29,851,400
  Net income..............................                 -            -                 -          233,146           233,146
  Shares issued...........................            22,057          220            37,811                -            38,031
  Dividends declared......................                 -            -                 -         (631,048)         (631,048)
  Stock repurchase........................          (396,198)      (3,962)         (769,598)               -          (773,560)
                                                ------------------------------------------------------------------------------
Balance at June 30, 2000..................         7,819,439     $ 78,194      $ 34,251,159     $ (5,611,384)     $ 28,717,969
                                                ==============================================================================


5.   COMMITMENTS AND CONTINGENCIES:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

6.   CASH DIVIDEND:

     The Board of Directors announced on May 17, 2000, the declaration of a $0.04 per common share dividend payable on July 14, 2000 to shareholders of record on June 30, 2000. The Board of Directors also announced on August 11, 2000, the declaration of a $0.04 per common share dividend payable on October 13, 2000 to shareholders of record on September 29, 2000. The cash dividends declared totaled approximately $313,000 for all common stock outstanding as of the dates of record.

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

     Products and Services

     The Company's reportable segments include beverage operations and alehouses. Beverage operations include the production and sale of Pyramid Ales, Thomas Kemper beers and Thomas Kemper Soda Company products. The alehouse segment consists of two full-service alehouses, which market and sell the full line of the Company's beer and soda products as well as food and certain merchandise.

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

Segment profit and segment assets are as follows:

(Dollars in thousands)

                                                           Beverage
                                                          Operations        Alehouse          Other           Total
                                                        ---------------  ---------------  --------------  --------------
Quarter ended June 30, 2000
  Revenues from external customers....................     $ 6,347           $ 2,078          $     -         $ 8,425
  Intersegment revenues...............................          71               (71)               -               -
  Interest income.....................................           -                 -              104             104
  Depreciation and amortization.......................         495                98               37             630
  Operating income (loss).............................         640               176             (592)            224
  Capital expenditures................................          41                54               25             120
  Total assets........................................      17,810             3,494           11,485          32,789

Quarter ended June 30, 1999
  Revenues from external customers....................     $ 5,963           $ 1,775          $     -         $ 7,738
  Intersegment revenues...............................          51               (51)               -               -
  Interest income.....................................           -                 -               72              72
  Depreciation and amortization.......................         555               103               36             694
  Operating income (loss).............................         407               192             (611)            (12)
  Capital expenditures................................          37               184               10             231
  Total assets........................................      22,745             3,563           11,979          38,287

Six months ended June 30, 2000
  Revenues from external customers....................     $11,183           $ 3,765          $     -         $14,948
  Intersegment revenues...............................         130              (130)               -               -
  Interest income.....................................           -                 -              180             180
  Depreciation and amortization.......................         940               205              119           1,264
  Operating income (loss).............................         960               219           (1,257)            (78)
  Capital expenditures................................         104               228               64             396
  Total assets........................................      17,810             3,494           11,485          32,789

Six months ended June 30, 1999
  Revenues from external customers....................     $10,550           $ 3,416          $     -         $13,966
  Intersegment revenues...............................         167              (167)               -               -
  Interest income.....................................           -                 -              151             151
  Depreciation and amortization.......................       1,123               206               71           1,400
  Operating income (loss).............................         422               255           (1,259)           (582)
  Capital expenditures................................         178               213              122             513
  Total assets........................................      22,745             3,563           11,979          38,287

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

SELECTED UNAUDITED OPERATING DATA

                                                                        Quarter Ended June 30,
                                                                        ----------------------
                                                                        % of                             % of
                                                       2000          Net Sales          1999          Net Sales
                                                  ---------------   -------------  ----------------  -------------
Gross sales                                           $8,424,897                        $7,738,483
Less excise taxes                                        506,298                           489,272
                                                  ---------------   -------------  ----------------  -------------
Net sales                                              7,918,599           100.0         7,249,211          100.0
Cost of sales                                          5,780,241            73.0         5,364,444           74.0
                                                  ---------------   -------------  ----------------  -------------
Gross margin                                           2,138,358            27.0         1,884,767           26.0
Selling, general and administrative expenses           1,914,792            24.2         1,896,558           26.2
                                                  ---------------   -------------  ----------------  -------------
Operating income (loss)                                  223,566             2.8           (11,791)          (0.2)
Other income, net                                        219,431             2.8           101,222            1.4
                                                  ---------------   -------------  ----------------  -------------
Income before income taxes                               442,997             5.6            89,431            1.2
Provision for  income taxes                                    -               -                 -              -
                                                  ---------------   -------------  ----------------  -------------
Net income                                            $  442,997             5.6        $   89,431            1.2
                                                  ===============   =============  ================  =============

Basic and diluted net income per share                $     0.06                        $     0.01
                                                  ===============                  ================
Weighted average basic shares outstanding              7,924,514                         8,229,376
                                                  ===============                  ================
Weighted average diluted shares outstanding            7,926,029                         8,229,376
                                                  ===============                  ================

Operating data (in barrels):
  Beer barrels shipped                                    30,000                            29,400
  Soda barrels shipped                                    11,000                             7,800
                                                  ---------------                  ----------------
  Total barrels shipped                                   41,000                            37,200
                                                  ===============                  ================
  Annual production capacity at period end               172,000                           172,000
                                                  ===============                  ================

                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                        % of                             % of
                                                       2000          Net Sales          1999          Net Sales
                                                  ---------------   -------------  ----------------  -------------
Gross sales                                          $14,947,829                       $13,965,965
Less excise taxes                                        861,743                           846,861
                                                  ---------------   -------------  ----------------  -------------
Net sales                                             14,086,086           100.0        13,119,104          100.0
Cost of sales                                         10,527,033            74.7         9,993,331           76.2
                                                  ---------------   -------------  ----------------  -------------
Gross margin                                           3,559,053            25.3         3,125,773           23.8
Selling, general and administrative expenses           3,637,759            25.8         3,707,507           28.3
                                                  ---------------   -------------  ----------------  -------------
Operating loss                                           (78,706)           (0.5)         (581,734)          (4.5)
Other income, net                                        311,852             2.2           201,171            1.5
                                                  ---------------   -------------  ----------------  -------------
Income (loss) before income taxes                        233,146             1.7          (380,563)          (3.0)
Provision for income taxes                                     -               -                 -              -
                                                  ---------------   -------------  ----------------  -------------
Net income (loss)                                    $   233,146             1.7       $  (380,563)          (3.0)
                                                  ===============   =============  ================  =============

Basic and diluted net income (loss) per share        $      0.03                       $     (0.05)
                                                  ===============                  ================
Weighted average basic shares outstanding              8,036,612                         8,226,262
                                                  ===============                  ================
Weighted average diluted shares outstanding            8,042,377                         8,226,262
                                                  ===============                  ================

Operating data (in barrels):
  Beer barrels shipped                                    53,500                            53,100
  Soda barrels shipped                                    19,500                            13,600
                                                  ---------------                  ----------------
  Total barrels shipped                                   73,000                            66,700
                                                  ===============                  ================
  Annual production capacity at period end               172,000                           172,000
                                                  ===============                  ================


QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

     Gross Sales. Gross sales increased 8.9% to $8,425,000 for the second quarter ended June 30, 2000 from $7,738,000 in the same quarter of the prior year. This increase in gross sales was mainly the result of increased wholesale soda and alehouse sales, while craft beer sales increased slightly. Wholesale beverage sales increased 6.4% to $6,347,000 in the second quarter of 2000 from $5,963,000 in the same quarter of 1999. This increase was primarily due to a 41.0% increase in Thomas Kemper Soda barrels shipped to 11,000 barrels from 7,800 barrels in the same quarter of the prior year. Alehouse sales increased 17.0% to $2,078,000 from $1,775,000 for quarters ended June 30, 2000 and 1999, respectively, due to increased patronage at the Seattle alehouse primarily as a result of the opening of Safeco Field directly across the street. Safeco Field is the home field for the Seattle Mariner's major league baseball franchise that opened in July of 1999. Total wholesale beer shipments increased 2.0% to 30,000 barrels for the second quarter of 2000 from 29,400 over the same quarter of the prior year. Of total beer shipments, Pyramid beer increased 6.8% to 27,700 barrels while Thomas Kemper beer shipments decreased 26.4% to 2,300 barrels for the second quarter of 2000 compared to the same quarter of the prior year. The beer product mix shifted to a higher percentage of draft sales to 39.3% for the quarter ended June 30, 2000 from 37.0% for the same quarter of the prior year.

     Excise Taxes. Excise taxes decreased to 6.0% of gross sales for the second quarter ended June 30, 2000 from 6.3% of gross sales in the same quarter of the prior year. The decrease in excise taxes as a percentage of gross sales was due mainly to a greater portion of alehouse and soda sales during the quarter ended June 30, 2000, which do not bear excise tax.

     Gross Margin. Gross margin increased 13.4% to $2,138,000 for the second quarter ended June 30, 2000 from $1,885,000 in the same quarter of the prior year. Gross margin as a percentage of net sales increased to 27.0% for the second quarter ended June 30, 2000 from 26.0% for the same quarter of the prior year. This increase as a percentage of net sales was due primarily to a greater proportion of beverage production at the more efficient Berkeley brewery and a shift in product mix to higher margin products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly to $1,915,000 from $1,897,000 for the quarters ended June 30, 2000 and 1999, respectively. Selling, general and administrative expenses as a percent of net sales decreased to 24.2% from 26.2% for the same quarter of the prior year. This decrease resulted from non-recurring refunds of excise taxes of approximately $150,000 recorded in general and administrative expenses.

     Other Income, net. Other income increased 116.8% to $219,000 for the second quarter ended June 30, 2000 from $101,000 for the second quarter of the prior year. The increase was due primarily to increased parking and interest income.

     Income Taxes. The Company recorded no income tax benefit or provision for the quarters ended June 30, 2000 and 1999. The Company anticipates it will utilize net operating loss carryforwards which had been offset by a valuation allowance.

     Net Income. Net income increased $354,000 to $443,000 for the quarter ended June 30, 2000 from $89,000 reported for the same quarter of the prior year. The increase in net income was due mainly to increased sales and increased other income for the second quarter ended June 30, 2000.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Gross Sales. Gross sales increased 7.0% to $14,948,000 for the six month period ended June 30, 2000 from $13,966,000 in the same six month period of the prior year. This increase in gross sales was mainly the result of increased wholesale soda and alehouse sales. Wholesale beverage sales increased 6.0% to $11,183,000 in the six month period ended June 30, 2000 from $10,550,000 in the same period of 1999. This increase was due to a 43.4% increase in Thomas Kemper Soda barrels shipped to 19,500 barrels from 13,600 barrels in the same six month period of the prior year. Alehouse sales increased 10.2% to $3,765,000 from $3,416,000 for six months ended June 30, 2000 and 1999, respectively, due to increased sales prices and patronage at both alehouse restaurants. Wholesale beer shipments remained flat at 53,500 barrels for the first six months of 2000 from 53,100 over the same period of the prior year. Of wholesale beer shipments, Pyramid beer increased 5.7% to 49,200 barrels while Thomas Kemper beer shipments decreased 30.1% to 4,300 barrels for the second quarter of 2000 compared to the same quarter of the prior year. The beer product mix shifted to a higher percentage of draft sales to 40.9% for the six months ended June 30, 2000 versus 39.0% for the same period of the prior year.

     Excise Taxes. Excise taxes decreased to 5.8% of gross sales for the six month period ended June 30, 2000 from 6.1% of gross sales for the same six month period of the prior year. The decrease in excise taxes as a percentage of gross sales was due to a higher proportion of alehouse and soda sales, which do not bear excise tax.

     Gross Margin. Gross margin increased 13.9% to $3,559,000 for the six month period ended June 30, 2000 from $3,126,000 for the same six month period of the prior year. Gross margin as a percentage of net sales improved to 25.3% for the six month period ended June 30, 2000 from 23.8% for the same six month period of the prior year. This increase as a percentage of net sales was due mainly to a greater proportion of beverage production at the more efficient Berkeley brewery and a shift in sales mix to higher margin products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 1.9% to $3,638,000 for the six month period ended June 30, 2000 from $3,708,000 for the same period of the prior year. Selling, general and administrative expenses as a percent of net sales also decreased to 25.8% from 28.3% for the same period of the prior year. This decrease resulted from non-recurring refunds of excise taxes of approximately $150,000 recorded in general and administrative expenses.

     Other Income, net. Other income increased to $312,000 for the six month period ended June 30, 2000 from $201,000 for the same six month period of the prior year. The increase was due primarily to increased parking and interest income.

     Income Taxes. The Company recorded no income tax provision for the six month period ended June 30, 2000 as the Company anticipates it will utilize net operating loss carryforwards which had been offset by a valuation allowance. The Company recorded no income tax benefit for the six months ended June 30, 1999 as a valuation allowance was established to offset further accumulation of deferred tax assets.

     Net Income (Loss). The net income for the six month period ended June 30, 2000 increased $614,000 to $233,000, compared to net loss of $381,000 reported for the same period of the prior year. The net income was due mainly to increased sales and increased other income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities during the six month period ended June 30, 2000 was $1,371,000 compared to $1,292,000 for the same period of the prior year. This increase was due primarily to the increase in net income for the current period. Net cash used in investing activities for the six months ended June 30, 2000 was $92,000 compared to net cash used in investing activities of $478,000 for the same period of the prior year. The cash used in investing activities in 2000 included funds used to expand the Seattle alehouse kitchen, expand the Berkeley alehouse, install production equipment in the Berkeley brewery and to purchase kegs. These expenditures were partially offset by proceeds from the sale of old production equipment and collection of a long-term note receivable. At June 30, 2000, the Company had working capital of $7,192,000 compared to $6,972,000 at December 31, 1999.

     On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company's common stock from time to time on the open market. Stock repurchases are at the discretion of management and depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's management may consider relevant. In addition, the Company is required to maintain a minimum tangible net worth and other covenants under its line of credit, which may restrict the Company's ability to repurchase shares. As of June 30, 2000, the Company has repurchased 445,998 shares.

     The Company has a $5,000,000 line of credit (the Line of Credit) for short-term operating needs. The Line of Credit revolves through April 30, 2001, during which time the payments are interest only. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 150 basis points. A portion of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 50 basis points. As of June 30, 2000, the Company had not borrowed on the line of credit.

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


PART II. -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Pyramid is named as a defendant in a purported class action lawsuit pending in the Superior Court of Washington for King County: Jerseys All American Sports Bar v. Alaska Distributors Co., et al., No. 00-2-20485-0SEA, filed on August 3, 2000. The lawsuit purports to allege claims on behalf of all purchasers of Pyramid Hefeweizen by the keg for retail sale during the period May 1, 1999 to the present. The lawsuit alleges violations of Washington's Consumer Protection Act and a civil conspiracy related to sales of the Bavarian Hefeweizen brand at a lower price than the Pyramid Hefeweizen brand. Plaintiffs seek injunctive relief and unspecified monetary damages. Pyramid intends to defend the lawsuit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual shareholder meeting was held on May 4, 2000. During the meeting, the election of five directors was submitted to a vote of security holders and duly elected for terms of three years each. Thomas Schwalm was re-elected by a vote of 7,632,754 for and 302,380 votes were withheld. John Stoddard was re-elected by a vote of 7,569,528 for and 365,606 votes were withheld. Nancy Mootz was elected by a vote of 7,636,454 for and 298,680 withheld. Kurt Dammeier was elected by a vote of 7,632,254 for and 302,880 withheld. Martin Kelly was elected by a vote of 7,639,254 for and 295,880 withheld. The terms of office as directors continued after the meeting for Scott Barnum, George Hancock, George Textor and Robert Toledo.

     The shareholders approved the amendment of the Amended and Restated 1995 Employee Stock Option Plan. The results of the vote were as follows:

                                                        Votes
                                                      ---------
                For                                   5,094,937
                Against                                 386,072
                Abstain                                  17,126
                Broker Non-votes                      2,436,999

     The shareholders approved the amendment of the Non-Employee Director Stock Option Plan. The results of the vote were as follows:

                                                        Votes
                                                      ---------
                For                                   5,207,687
                Against                                 272,259

                Abstain                                  18,189
                Broker Non-votes                      2,436,999


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are filed as part of this report.

     3.1*   Amended and Restated Articles of Incorporation

     3.2*   Amended and Restated Bylaws

     27     Financial Data Schedule

     *Incorporated by reference to the exhibits filed as part of the Company's Registration Statement on Form S-1 (File No. 33-97834).

(B)  REPORTS ON FORM 8-K

     None filed during the quarter ended June 30, 2000.

Items 2, 3, and 5 of PART II are not applicable and have been omitted.


                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 14, 2000.


                              PYRAMID BREWERIES INC.



                              By:     /s/ JODI A. COLLIGAN
                                 ------------------------------
                                 Jodi A. Colligan, Corporate Controller


DATE:  August 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.         DESCRIPTION
-------       -----------

  27          Financial Data Schedule