Form 10-Q
period 2000-09-30
PYRAMID BREWERIES INC
filed 2000-11-09
CIK 1001917

================================================================================

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

     FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                               ________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
                                              ---

   Common Stock, par value of $.01 per share: 7,844,633 shares of common stock outstanding as of September 30, 2000

                  Pages 1 of 15 sequentially numbered pages.

                            PYRAMID BREWERIES INC.
                                   FORM 10-Q

       FOR THE QUARTERLY AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ---
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          Balance Sheets
            September 30, 2000 and December 31, 1999..................................     3
          Statements of Operations
            Three Month and Nine Month Periods Ended September 30, 2000 and 1999......     4
          Statements of Cash Flows
            Nine Month Periods Ended September 30, 2000 and 1999......................     5
          Notes to Financial Statements...............................................     6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................     9

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................................    12
Item 6.   Exhibits and Reports on Form 8-K............................................    12

          SIGNATURE...................................................................    13

          EXHIBIT INDEX...............................................................    14

          Exhibit 27..................................................................    15

                        Item 1 -- FINANCIAL STATEMENTS

                            PYRAMID BREWERIES INC.

                                BALANCE SHEETS
                                  (Unaudited)

                                                                     September 30,      December 31,
                                                                         2000               1999
                                                                     -------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                          $   7,406,198      $  6,303,540
  Accounts receivable, net                                               1,251,475         1,102,155
  Inventories                                                            1,520,009         1,445,957
  Prepaid expenses and other                                               571,810           398,697
  Deferred income taxes                                                    510,636           556,831
                                                                     -------------------------------
    Total current assets                                                11,260,128         9,807,180
                                                                     -------------------------------
Fixed assets, net                                                       21,465,814        22,739,439
Deferred income taxes                                                            -           377,961
Other assets                                                               539,008           785,020
                                                                     -------------------------------
    Total assets                                                     $  33,264,950      $ 33,709,600
                                                                     ===============================

CURRENT LIABILITIES:
  Accounts payable                                                   $     938,106      $    547,956
  Accrued expenses                                                       1,493,218         1,492,648
  Refundable deposits                                                      489,803           465,184
  Dividends payable                                                        313,785           329,735
                                                                     -------------------------------
   Total current liabilities                                             3,234,912         2,835,523
Deferred rent                                                            1,176,731         1,022,677
Deferred tax liabilities                                                    29,327                 -
                                                                     -------------------------------
    Total liabilities                                                    4,440,970         3,858,200
                                                                     -------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized,
  none issued                                                                    -                 -
Common stock, $.01 par value; 40,000,000 shares authorized,
  7,844,633 and 8,193,580 shares issued and outstanding                     78,446            81,936
Additional paid-in capital                                              34,305,521        34,982,946
Retained deficit                                                        (5,559,987)       (5,213,482)
                                                                     -------------------------------
    Total stockholders' equity                                          28,823,980        29,851,400
                                                                     -------------------------------
    Total liabilities and stockholders' equity                       $  33,264,950      $ 33,709,600
                                                                     ===============================

       The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                                         2000              1999             2000              1999
                                                    --------------    --------------   -------------     -------------
Gross sales                                         $    8,148,329    $    7,811,037   $  23,096,158     $  21,777,002
Less excise taxes                                          445,845           471,873       1,307,588         1,318,734
                                                    --------------    --------------   -------------     -------------
Net sales                                                7,702,484         7,339,164      21,788,570        20,458,268
Cost of sales                                            5,524,671         5,522,541      16,051,704        15,515,872
                                                    --------------    --------------   -------------     -------------
Gross margin                                             2,177,813         1,816,623       5,736,866         4,942,396
Selling, general and administrative expenses             1,971,939         1,948,205       5,609,698         5,655,712
                                                    --------------    --------------   -------------     -------------
Operating income (loss)                                    205,874          (131,582)        127,168          (713,316)
Other income, net                                          159,308           189,175         471,160           390,346
                                                    --------------    --------------   -------------     -------------
Income (loss) before income taxes                          365,182            57,593         598,328          (322,970)
Provision for income taxes                                       -                 -               -                 -
                                                    --------------    --------------   -------------     -------------
Net income (loss)                                   $      365,182    $       57,593   $     598,328     $    (322,970)
                                                    ==============    ==============   =============     =============

Basic net income (loss) per share                   $         0.05    $         0.01   $        0.08     $       (0.04)
Weighted average basic shares outstanding                7,830,072         8,239,402       7,967,765         8,230,642
Diluted net income (loss) per share                 $         0.05    $         0.01   $        0.07     $       (0.04)
Weighted average diluted shares outstanding              7,884,702         8,239,402       7,981,275         8,230,642

  Beer barrels shipped                                      28,200            28,300          81,700            81,400
  Soda barrels shipped                                      10,800             8,600          30,300            22,200
                                                    --------------    --------------   -------------     -------------
  Total barrels shipped                                     39,000            36,900         112,000           103,600
                                                    ==============    ==============   =============     =============

       The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended September 30,
OPERATING ACTIVITIES:                                                                 2000               1999
                                                                                  ------------       ------------
 Net income (loss)                                                                $    598,328       $   (322,970)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                      1,904,260          2,086,138
  Loss on sales of fixed assets                                                         58,725             22,497
  Deferred income taxes, net                                                           453,483                  -
  Deferred rent                                                                        154,054            185,475
  Restructuring charge                                                                       -            (69,238)
Changes in operating assets and liabilities:
  Accounts receivable                                                                 (149,320)          (353,069)
  Inventories                                                                          (74,052)          (313,321)
  Prepaid expenses and other                                                          (320,081)           (88,605)
  Accounts payable and accrued expenses                                                390,720            563,126
  Refundable deposits                                                                   24,619             58,873
                                                                                  ------------       ------------
    Net cash provided by operating activities                                        3,040,736          1,768,906
INVESTING ACTIVITIES:
  Acquisitions of fixed assets                                                        (625,213)          (688,929)
  Proceeds from sales of fixed assets                                                  143,013             36,748
  Proceeds from long-term receivable                                                   185,820                  -
                                                                                  ------------       ------------
    Net cash used in investing activities                                             (296,380)          (652,181)
FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                                92,645             33,988
  Cash dividends paid                                                                 (960,783)                 -
  Repurchase and retirement of common stock                                           (773,560)                 -
                                                                                  ------------       ------------
    Net cash (used in) provided by financing activities                             (1,641,698)            33,988
                                                                                  ------------       ------------
Increase in cash and cash equivalents                                                1,102,658          1,150,713
Cash and cash equivalents at beginning of period                                     6,303,540          5,245,134
                                                                                  ------------       ------------
Cash and cash equivalents at end of period                                        $  7,406,198       $  6,395,847
                                                                                  ============       ============

       The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION:

    Pyramid Breweries Inc. (the "Company"), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of September 30, 2000, the Company's products were distributed in 32 states and Canada. The Company operates two restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

    The accompanying condensed financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the historical information contained herein, the matters described may contain forward-looking statements that involve risks and uncertainties, including those described under the caption entitled "Risk Factors and Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission, and elsewhere in the Company's periodic reports. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2.   INVENTORIES:

                                        September 30,     December 31,
                                            2000              1999
                                        -------------     ------------
            Raw materials.............  $     530,991     $    483,042
            Work in process...........        138,303          133,547
            Finished goods............        850,715          829,368
                                        -------------     ------------
                                        $   1,520,009     $  1,445,957
                                        =============     ============

    Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

3.   FIXED ASSETS:

                                             September 30,  December 31,
                                                 2000           1999
                                             -------------  ------------
        Brewery and retail equipment.......  $  14,206,366  $ 13,969,210
        Furniture and fixtures.............        745,244       825,048
        Leasehold improvements.............     13,465,454    13,357,641
        Construction in progress...........        238,379        56,494
        Assets held for sale...............          3,832       152,560
                                             -------------  ------------
                                                28,659,275    28,360,953
        Less: accumulated depreciation.....     (7,193,461)   (5,621,514)
                                             -------------  ------------
                                             $  21,465,814  $ 22,739,439
                                             =============  ============

4.   EARNINGS PER SHARE

    Basic earnings per share was computed by dividing net income available to common shareholders by weighted average shares outstanding. Options not included in the earnings per share calculation were 555,000 and 975,000 for the quarter and nine months ended September 30, 2000, respectively, and 825,500 for the quarter and nine months ended September 30, 1999. Dilutive earnings per share was calculated as follows:

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                             2000            1999           2000           1999
                                                         -----------     -----------    -----------    -----------
Earnings:
 Net income (loss)....................................   $   365,182     $    57,593    $   598,328    $  (322,970)

Shares:
 Weighted average basic shares outstanding............     7,830,072       8,239,402      7,967,765      8,230,642
 Stock option dilution................................        54,630               -         13,510              -
                                                         -----------     -----------    -----------    -----------
 Weighted average diluted shares outstanding..........     7,884,702       8,239,402      7,981,275      8,230,642
                                                         -----------     -----------    -----------    -----------
  Diluted earnings per share..........................   $      0.05     $      0.01    $      0.07    $     (0.04)
                                                         ===========     ===========    ===========    ===========

5. STOCKHOLDERS' EQUITY


                                               Common Stock           Additional                         Total
                                          -----------------------       Paid-In        Retained       Stockholders'
                                            Shares        Amount        Capital        Deficit           Equity
                                          -------------------------------------------------------------------------
  Balance at December 31, 1999...........  8,193,580     $ 81,936   $  34,982,946   $  (5,213,482)    $  29,851,400
    Net income...........................          -            -               -         598,328           598,328
    Shares issued........................     47,251          472          92,173               -            92,645
    Dividends declared...................          -            -               -        (944,833)         (944,833)
    Stock repurchase.....................   (396,198)      (3,962)       (769,598)              -          (773,560)
                                           ---------     --------   -------------   -------------     -------------
  Balance at September 30, 2000..........  7,844,633     $ 78,446   $  34,305,521   $  (5,559,987)    $  28,823,980
                                           =========     ========   =============   =============     =============

6.   COMMITMENTS AND CONTINGENCIES:

    The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

7.   CASH DIVIDEND:

    The Board of Directors announced on August 11, 2000, the declaration of a $0.04 per common share dividend payable on October 13, 2000 to shareholders of record on September 29, 2000. The cash dividends declared totaled approximately $314,000 for all common stock outstanding as of the date of record.

8.   SEGMENT INFORMATION:

    The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information," during 1998. Following the provisions of SFAS 131, the Company is reporting segment information in the same format as reviewed by the Company's management, which is organized around differences in products and services.

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

Segment profit and segment assets are as follows:

               (Dollars in thousands)
                                                                  Beverage
               Quarter ended September 30, 2000                  Operations     Alehouse     Other       Total
                                                                 ----------    ---------   ---------   ---------
                Revenues from external customers..............   $    5,919    $   2,229   $       -   $   8,148
                Intersegment revenues.........................           77          (77)          -           -
                Interest income...............................            -            -         118         118
                Depreciation and amortization.................          498          106          37         641
                Operating income (loss).......................          395          374        (563)        206
                Capital expenditures..........................          171           40          18         229
                Total assets..................................       18,671        3,524      11,070      33,265

               Quarter ended September 30, 1999
                Revenues from external customers..............   $    5,623    $   2,188   $       -   $   7,811
                Intersegment revenues.........................           70          (70)          -           -
                Interest income...............................            -            -          89          89
                Depreciation and amortization.................          566          105          35         706
                Operating income (loss).......................          237          277        (645)       (131)
                Capital expenditures..........................           93           63          21         177
                Total assets..................................       22,402        3,519      11,960      37,881

               Nine months ended September 30, 2000
                Revenues from external customers..............   $   17,102    $   5,994   $       -   $  23,096
                Intersegment revenues.........................          207         (207)          -           -
                Interest income...............................            -            -         298         298
                Depreciation and amortization.................        1,438          311         155       1,904
                Operating income (loss).......................        1,355          592      (1,820)        127
                Capital expenditures..........................          275          268          82         625
                Total assets..................................       18,671        3,524      11,070      33,265

               Nine months ended September 30, 1999
                Revenues from external customers..............   $   16,173    $   5,604   $       -   $  21,777
                Intersegment revenues.........................          237         (237)          -           -
                Interest income...............................            -            -         240         240
                Depreciation and amortization.................        1,668          312         106       2,086
                Operating income (loss).......................          659          532      (1,904)       (713)
                Capital expenditures..........................          270          276         143         689
                Total assets..................................       22,402        3,519      11,960      37,881

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

SELECTED UNAUDITED OPERATING DATA

                                                                             Quarter Ended September 30,
                                                                             ---------------------------
                                                                                % of                          % of
                                                                  2000        Net Sales        1999        Net Sales
                                                              ------------   -----------   ------------   -----------
          Gross sales                                         $  8,148,329                 $  7,811,037
          Less excise taxes                                        445,845                      471,873
                                                              ------------   -----------   ------------   -----------
          Net sales                                              7,702,484         100.0      7,339,164         100.0
          Cost of sales                                          5,524,671          71.7      5,522,541          75.2
                                                              ------------   -----------   ------------   -----------
          Gross margin                                           2,177,813          28.3      1,816,623          24.8
          Selling, general and administrative expenses           1,971,939          25.6      1,948,205          26.6
                                                              ------------   -----------   ------------   -----------
          Operating income (loss)                                  205,874           2.7       (131,582)         (1.8)
          Other income, net                                        159,308           2.0        189,175           2.6
                                                              ------------   -----------   ------------   -----------
          Income before income taxes                               365,182           4.7         57,593           0.8
          Provision for income taxes                                     -             -              -             -
                                                              ------------   -----------   ------------   -----------
          Net income                                          $    365,182           4.7   $     57,593           0.8
                                                              ============   ===========   ============   ===========

          Basic net income per share                          $       0.05                 $       0.01
                                                              ============                 ============
          Weighted average basic shares outstanding              7,830,072                    8,239,402
                                                              ============                 ============
          Diluted net income per share                        $       0.05                 $       0.01
                                                              ============                 ============
          Weighted average diluted shares outstanding            7,884,702                    8,239,402
                                                              ============                 ============

          Operating data (in barrels):
            Beer barrels shipped                                    28,200                       28,300
            Soda barrels shipped                                    10,800                        8,600
                                                              ------------                 ------------
            Total barrels shipped                                   39,000                       36,900
                                                              ============                 ============
            Annual production capacity at period end               172,000                      172,000
                                                              ============                 ============

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                % of                          % of
                                                                  2000        Net Sales        1999        Net Sales
                                                              ------------   -----------   ------------   -----------
          Gross sales                                         $ 23,096,158                 $ 21,777,002
          Less excise taxes                                      1,307,588                    1,318,734
                                                              ------------   -----------   ------------   -----------
          Net sales                                             21,788,570         100.0     20,458,268         100.0
          Cost of sales                                         16,051,704          73.7     15,515,872          75.8
                                                              ------------   -----------   ------------   -----------
          Gross margin                                           5,736,866          26.3      4,942,396          24.2
          Selling, general and administrative expenses           5,609,698          25.7      5,655,712          27.6
                                                              ------------   -----------   ------------   -----------
          Operating income (loss)                                  127,168           0.6       (713,316)         (3.4)
          Other income, net                                        471,160           2.1        390,346           1.9
                                                              ------------   -----------   ------------   -----------
          Income (loss) before income taxes                        598,328           2.7       (322,970)         (1.5)
          Provision for income taxes                                     -             -              -             -
                                                              ------------   -----------   ------------   -----------
          Net income (loss)                                   $    598,328           2.7   $   (322,970)         (1.5)
                                                              ============   ===========   ============   ===========

          Basic net income (loss) per share                   $       0.08                 $      (0.04)
                                                              ============                 ============
          Weighted average basic shares outstanding              7,967,765                    8,230,642
                                                              ============                 ============
          Diluted net income (loss) per share                 $       0.07                 $      (0.04)
                                                              ============                 ============
          Weighted average diluted shares outstanding            7,981,275                    8,230,642
                                                              ============                 ============

          Operating data (in barrels):
           Beer barrels shipped                                     81,700                       81,400
           Soda barrels shipped                                     30,300                       22,200
                                                              ------------                 ------------
           Total barrels shipped                                   112,000                      103,600
                                                              ============                 ============
           Annual production capacity at period end                172,000                      172,000
                                                              ============                 ============

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999


     Gross Sales. Gross sales increased 4.3% to $8,148,000 for the third quarter ended September 30, 2000 from $7,811,000 in the same quarter of the prior year. This increase in gross sales was mainly the result of increased wholesale soda and alehouse sales, while craft beer sales remained flat. Wholesale beverage sales increased 5.3% to $5,919,000 in the third quarter of 2000 from $5,623,000 in the same quarter of 1999. This increase was primarily due to a 25.6% increase in Thomas Kemper Soda barrels shipped to 10,800 barrels from 8,600 barrels in the same quarter of the prior year. Alehouse sales increased 1.9% to $2,229,000 from $2,188,000 for quarters ended September 30, 2000 and 1999, respectively. Total wholesale beer shipments were down slightly to 28,200 barrels for the third quarter of 2000 from 28,300 barrels the same quarter of the prior year. Of total beer shipments, Pyramid beer increased 7.1% to 26,200 barrels while Thomas Kemper beer shipments decreased 44.8% to 2,000 barrels for the third quarter of 2000 compared to the same quarter of the prior year. The beer product mix shifted to a lower percentage of draft sales to 38.6% for the quarter ended September 30, 2000 from 40.8% for the same quarter of the prior year.

    Excise Taxes. Excise taxes decreased to 5.5% of gross sales for the third quarter ended September 30, 2000 from 6.0% of gross sales in the same quarter of the prior year. The decrease in excise taxes as a percentage of gross sales was due mainly to a greater portion of soda and alehouse sales during the quarter ended September 30, 2000, which do not bear excise tax.

    Gross Margin. Gross margin increased 19.9% to $2,178,000 for the third quarter ended September 30, 2000 from $1,817,000 in the same quarter of the prior year. Gross margin as a percentage of net sales increased to 28.3% for the third quarter ended September 30, 2000 from 24.8% for the same quarter of the prior year. This increase as a percentage of net sales was due primarily to a greater proportion of beverage production at the more efficient Berkeley brewery and increased efficiencies in both alehouses.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly to $1,972,000 from $1,948,000 for the quarters ended September 30, 2000 and 1999, respectively. Selling, general and administrative expenses as a percent of net sales decreased to 25.6% from 26.6% for the same quarter of the prior year.

    Other Income, net. Other income decreased 15.9% to $159,000 for the third quarter ended September 30, 2000 from $189,000 for the third quarter of the prior year due to losses on sales of assets during the current year.

    Income Taxes. The Company recorded no income tax benefit or provision for the quarters ended September 30, 2000 and 1999. The Company anticipates it will utilize net operating loss carryforwards which had been offset by a valuation allowance.

     Net Income. The Company reported a $307,000 increase in net income for the quarter ended September 30, 2000 to $365,000 as compared to net income of $58,000 reported for the third quarter of the prior year. The increase in net income was due mainly to increased sales and improved margins for the third quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Gross Sales. Gross sales increased 6.1% to $23,096,000 for the nine month period ended September 30, 2000 from $21,777,000 in the same nine month period of the prior year. This increase in gross sales was mainly the result of increased wholesale soda and alehouse sales. Wholesale beverage sales increased 5.7% to $17,102,000 in the nine month period ended September 30, 2000 from $16,173,000 in the same period of 1999. This increase was due to a 36.5% increase in Thomas Kemper Soda barrels shipped to 30,300 barrels from 22,200 barrels in the same nine month period of the prior year. Alehouse sales increased 7.0% to $5,994,000 from $5,604,000 for nine months ended September 30, 2000 and 1999, respectively, due to increased sales prices and patronage at both alehouse restaurants. Wholesale beer shipments increased slightly to 81,700 barrels for the first nine months of 2000 from 81,400 the same period of the prior year. Of wholesale beer shipments, Pyramid beer increased 6.2% to 75,500 barrels while Thomas Kemper beer shipments decreased 35.5% to 6,200 barrels for the first nine months of 2000 compared to the same period of the prior year. The beer product mix shifted to a slightly higher percentage of draft sales to 40.1% for the nine months ended September 30, 2000 versus 39.6% for the same period of the prior year.

     Excise Taxes. Excise taxes decreased slightly to 5.7% of gross sales for the nine month period ended September 30, 2000 from 6.1% of gross sales for the same nine month period of the prior year. The decrease in excise taxes as a percentage of gross sales was due mainly to a greater portion of soda and alehouse sales during the nine month period ended September 30, 2000, which do not bear excise tax.

     Gross Margin. Gross margin increased 16.1% to $5,737,000 for the nine month period ended September 30, 2000 from $4,942,000 for the same period of the prior year. Gross margin as a percentage of net sales improved to 26.3% for the nine month period ended September 30, 2000 from 24.2% for the same period of the prior year. This increase as a percentage of net sales was due primarily to a greater proportion of beverage production at the more efficient Berkeley brewery and increased efficiencies in both alehouses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly to $5,610,000 for the nine month period ended September 30, 2000 from $5,656,000 for the same period of the prior year. Selling, general and administrative expenses as a percent of net sales also decreased to 25.7% from 27.6% for the same period of the prior year. This decrease resulted from non-recurring refunds of excise taxes of approximately $150,000 recorded in general and administrative expenses, partially offset by increased marketing expense.

     Other Income, net. Other income increased to $471,000 for the nine month period ended September 30, 2000 from $390,000 for the same nine month period of the prior year. The increase was due primarily to increased parking and interest income.

     Income Taxes. The Company recorded no income tax provision for the nine month period ended September 30, 2000 as the Company anticipates it will utilize net operating loss carryforwards which had been offset by a valuation allowance. The Company recorded no income tax benefit for the nine months ended September 30, 1999 as a valuation allowance was established to offset further accumulation of deferred tax assets.

     Net Income. The net income for the nine month period ended September 30, 2000 increased $921,000 to $598,000, compared to net loss of $323,000 reported for the same period of the prior year. The increase in net income was due mainly to increased sales, improved margins and increased other income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities during the nine month period ended September 30, 2000 was $3,041,000 compared to $1,769,000 for the same period of the prior year. This increase was due primarily to the increase in net income for the current period. Net cash used in investing activities for the nine months ended September 30, 2000 was $296,000 compared to net cash used in investing activities of $652,000 for the same period of the prior year. The cash used in investing activities in 2000 included funds used to expand the Seattle alehouse kitchen, expand the Berkeley alehouse, install production equipment in the Berkeley brewery and to purchase kegs. These expenditures were partially offset by proceeds from the sale of old production equipment and collection of a long-term note receivable. At September 30, 2000, the Company had working capital of $8,025,000 compared to $6,972,000 at December 31, 1999.

     On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company's common stock from time to time on the open market. Stock repurchases are at the discretion of management and depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's management may consider relevant. In addition, the Company is required to maintain a minimum tangible net worth and other covenants under its line of credit, which may restrict the Company's ability to repurchase shares. As of September 30, 2000, the Company has repurchased 445,998 shares at an average cost per share of $1.93.

     The Company has a $5,000,000 line of credit (the Line of Credit) for short-term operating needs. The Line of Credit revolves through April 30, 2001, during which time the payments are interest only. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 150 basis points. A portion of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 50 basis points. As of September 30, 2000, the Company had not borrowed on the Line of Credit.

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

PART II. -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Pyramid Breweries Inc. is named as a defendant in a purported class action lawsuit pending in the Superior Court of Washington for King County: Jerseys All American Sports Bar v. Alaska Distributors Co., et al., No. 00-2-20485-0SEA, filed on August 3, 2000. The lawsuit purports to allege claims on behalf of all purchasers of Pyramid Hefeweizen by the keg for retail sale during the period May 1, 1999 to the present. The lawsuit alleges violations of Washington's Consumer Protection Act and a civil conspiracy related to sales of the Bavarian Hefeweizen brand at a lower price than the Pyramid Hefeweizen brand. Plaintiffs seek injunctive relief and unspecified monetary damages. Pyramid intends to defend the lawsuit vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are filed as part of this report.

     3.1*  Amended and Restated Articles of Incorporation

     3.2*  Amended and Restated Bylaws

     27    Financial Data Schedule

     *Incorporated by reference to the exhibits filed as part of the Company's Registration Statement on Form S-1 (File No. 33-97834).

(B)  REPORTS ON FORM 8-K

     None filed during the quarter ended September 30, 2000.

    ITEMS 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 10, 2000.

                              PYRAMID BREWERIES INC.


                              By: /s/ L. WAYNE DRURY
                                 ------------------------------
                                 L. Wayne Drury, Vice President
                                 and Chief Financial Officer

                              By: /s/ R. MARTIN KELLY
                                 ------------------------------
                                 R. Martin Kelly, President
                                    and Chief Executive Officer

DATE:  November 10, 2000

                                 EXHIBIT INDEX

EXHIBIT
  NO.                   DESCRIPTION
-------            -----------------------
  27               Financial Data Schedule