Form 10-K
period 2000-12-31
PYRAMID BREWERIES INC
filed 2001-03-19
CIK 1001917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                      For the Year Ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period from                     to                    .

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

                          COMMON STOCK $.01 PAR VALUE

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2001, was $18,445,953.

   The number of shares outstanding of the registrant's common stock as of March 1, 2001, was 7,869,434.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2001 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PYRAMID BREWERIES INC.

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                           Page
                                                                           ----

 PART I

 Item 1.  Business......................................................     1

 Item 2.  Properties....................................................     4

 Item 3.  Legal Proceedings.............................................     5

 Item 4.  Submission of Matters to a Vote of Security Holders...........     5

 Item 4A. Executive Officers of the Company.............................     5

 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................     7

 Item 6.  Selected Financial Data.......................................     8

 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     9

 Item 8.  Financial Statements..........................................    14

 Item 9.  Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................    14

 PART III

 Item 10. Directors and Executive Officers of the Company...............    15

 Item 11. Executive Compensation........................................    15

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    15

 Item 13. Certain Relationships and Related Transactions................    15

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.....................................................    15

                                    PART I

Item 1 -- Business

   Pyramid Breweries Inc. (the Company) is one of the leading brewers of fresh, full-flavored specialty beers, generally known as craft beers. The Company produces and markets over 20 ales and lagers under the Pyramid and Thomas Kemper brands. In 1997, Pyramid added a line of hand crafted sodas, including root beer and other premium flavors, to its business when it acquired the Thomas Kemper Soda Company. The Company also operates restaurants adjacent to its two breweries, under the Pyramid Alehouse brand name.

   The Company's breweries produce high quality, full-flavored beers in small batches using traditional brewing methods. The Company also produces old-fashioned, full-flavored, hand crafted sodas. The Company's two breweries, one in Seattle, Washington (Seattle Brewery) and one in Berkeley, California (Berkeley Brewery), had an estimated total annual beer production capacity of 200,000 barrels as of the end of 2000. The Seattle Brewery opened in March 1995 with an initial estimated annual beer capacity of 92,000 barrels. During 2000, ten fermenting vessels were moved from Seattle to the Berkeley Brewery which reduced the Seattle Brewery annual beer production capacity to 50,000 barrels. The Berkeley Brewery was completed in February 1997 with an initial estimated annual beer production capacity of 80,000 barrels and was expanded during 2000 to a total beer capacity of 150,000 barrels. The Company believes that the breweries and adjacent alehouses provide increased consumer awareness and loyalty for the Company's brands by increasing opportunities for sampling and local product promotion.

   The Company's Pyramid and Thomas Kemper beer brands compete primarily in the craft beer category, and secondarily in the larger "specialty" category (which includes craft beers, imports and super premium beers). Craft beers are a small segment of the estimated $50 billion dollar brewing industry. Craft beers are distinguishable from mass-produced beers by their wide range of fuller flavors and adherence to traditional European styles and ingredients. Industry experts estimate that total beer shipments, including imports, increased 1% in 1999, while craft beer shipments, which comprise approximately 3% of the total, were estimated to have increased by 2%.

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

   Craft beers generally sell for retail prices ranging from $4.99 to $7.49 per six-pack; retail prices are set independently by distributors and retailers. The Company's retail prices are usually at the high end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass-produced domestic beers. This price premium results in higher profit margins, which can motivate distributors and retailers to offer and promote craft beers. The Company's craft beers are sold primarily in Washington, Oregon and California, which accounted for approximately 85% of the Company's 2000 beer sales.

   The Company participates in the craft soda category with a line of old-fashioned, hand crafted sodas sold under the Thomas Kemper Soda Company label. Thomas Kemper Soda's premium soft drinks include root beer, cream soda, orange cream soda and black cherry soda. During March 2001, the Company introduced two new flavors, grape and ginger ale, to the Thomas Kemper Soda portfolio. The Company distributes its soda products in supermarkets, independent food stores, convenience stores and restaurants. Craft sodas typically sell for $3.99 to $5.49 per six-pack, with prices being set independently by distributors and retailers. The prices for craft sodas are substantially higher than the mass-produced brands, due to their flavor profile, unique and upscale packaging and flavors, and strong consumer demand.

   The Company currently operates restaurants adjacent to its Seattle and Berkeley breweries. The restaurants are operated under the Pyramid Alehouse brand name. In 2000, the restaurants contributed sales of $7,737,000 including approximately $2,300,000 in the Company's beers and sodas and more than $140,000 in branded clothing and other merchandise. The restaurants have a total of over 700 seats, plus outdoor eating areas, and are both situated in highly visible, high traffic locations. The Alehouses had approximately 500,000 guest visits during 2000.

   The Company's beverage operations contributed 73% of net sales in 2000, with beer comprising 56% and soda 17%. Alehouse operations contributed 27% of net sales in 2000.

Business Strategy

   As a result of a strategic review in 1999, the Company has developed a balanced internal and external growth strategy which includes growing the Company's beverage portfolio in its core western markets; expanding the Alehouse division through the development of new properties and new acquisitions; and continuing to improve the Company's cost structure. Key elements of the Company's strategy are: (i) building a strong portfolio of craft beer brands, (ii) increasing the focus on the craft soda business, (iii) building brand awareness and sales through company-owned restaurants, and (iv) maintaining a direct store delivery (DSD) distribution system.

 Building a Strong Portfolio of Craft Beer Brands

   The Company is committed to producing a portfolio of high quality craft beers to appeal to a variety of discerning consumer tastes. The Company currently markets over 20 styles of beer under the Pyramid and Thomas Kemper brands. The Pyramid brand accounted for 92% of the Company's beer sales and 73% of the Company's beverage sales in 2000. The Company continues to seek opportunities to develop or acquire other distinctive regional brands, which may help broaden the Company's product portfolio and strengthen the Company's presence geographically. The wide range of styles enables the Company to obtain better market penetration through greater shelf space for its packaged products in retail stores and additional tap handles in draft beer outlets.

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

   The Company focuses on local sales and marketing strategies to build its brands. It uses targeted advertising and promotions, event marketing, sponsorships, beer festivals and targeted charitable donations of its products to assist in developing its market presence. The Company also has an award-winning website and an active public relations program. The Company does not compete directly with the national brands in terms of mass-media advertising.

 Increasing the Focus on the Craft Soda Business

   The Company acquired the Thomas Kemper Soda Company in 1997. Since that time, the brand has added significant revenues to the Company, with a net sales growth of 66%. The soda business represented 23% of beverage net sales in 2000, and 17% of total net sales. During March 2001, the Company introduced two new flavors, grape and ginger ale, to the Thomas Kemper Soda portfolio. The craft soda category possesses many characteristics that are similar to the craft beer category, and the Company believes it can leverage its experience and existing infrastructure to further develop the Thomas Kemper brands. The Company will also seek opportunities to expand the craft soda portfolio within its core western markets.

 Building Brand Awareness and Sales through Company-Owned Restaurants

   The Company's breweries and restaurants are focal points for marketing, creating brand awareness, and generating sampling opportunities for the Company's products. Initially, the breweries provided the attraction to introduce consumers to the Company's craft products. However, the restaurants have now become popular and a significant source of revenues.

   In addition to providing sampling and educational opportunities to Alehouse customers, the Company's breweries and restaurants are extensively used to entertain the beverage trade and build relationships with distributors. The breweries' and restaurants' highly knowledgeable employees are an important source of education and training for the Company's distributors and retailers.

   The Company intends to further develop the Alehouse concept via new developments or acquisitions of existing brewpubs. These sites would not be full-scale production breweries, but rather would produce beer for local consumption and sales. Experience has shown that the "local status" of a brand is an important determinant of success, and also provides clear differentiation versus other specialty beers.

 Maintaining a Direct Store Delivery (DSD) System Through Independent
 Distributors

   The Company distributes its products through a network of selected independent distributors who deliver directly to local grocery stores, convenience stores, restaurants and taverns. The Company feels that this type of distribution system is best suited for developing local distribution of company products, particularly in draft beer accounts, where there are important sampling and brand building opportunities. The Company has not aligned itself with the distribution system of a single larger brewer. This approach allows the Company to select distributors in each market that it believes will focus the greatest attention on its products and best promote its high quality craft beers and sodas. Additionally, the ability to change distribution arrangements for performance related issues is an important advantage. During 2000, the Company distributed its products through 161 wholesalers in 32 states and Canada.

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

Competition

   Competition within the craft beer and soda markets is based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. The number of competitors has increased dramatically in the past four years. Statistics from the latest study of the Institute of Brewing Studies indicate there were approximately 1,500 craft brewers in the United States at the end of 2000. Approximately two thirds of these brewers are brewpubs that sell all of their production at retail on the brewery premises. The remaining brewers market their products through similar channels to those utilized by the Company and, although many have limited geographic distribution, the result is significantly increased competition in all markets.

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

Item 2 -- Properties

   The Company currently owns and operates two breweries, each with an adjacent restaurant; one in Seattle, Washington and one in Berkeley, California. The estimated total annual beer capacity of the two breweries was 200,000 and 172,000 barrels at the end of 2000 and 1999, respectively. During August 2000, ten fermenting vessels were moved from the Seattle Brewery to the Berkeley Brewery and soda equipment was then added to the Seattle Brewery. This redistribution of production equipment and change in production mix of beer and soda resulted in increased company-wide brewing capacity.

 The Seattle Brewery and Alehouse

   In March 1995, the Company completed the Seattle Brewery, Alehouse and corporate offices near downtown Seattle. This brewery and 340 seat restaurant, operated as the Pyramid Alehouse, consists of approximately 33,000 square feet of leased building area. The estimated annual beer production capacity was 50,000 and 92,000 barrels at the end of 2000 and 1999, respectively. The Seattle building lease expires in 2004, with options to extend the lease term for three five-year periods. The Company has also leased approximately 42,000 square feet of warehouse and outside storage space adjacent to the Seattle Brewery and Alehouse for a period of seven years, also expiring in 2004, and has options to extend the lease term for three additional five-year periods.

 The Berkeley Brewery and Alehouse

   Completed and opened in February 1997, the Berkeley Brewery and its adjacent Pyramid Alehouse are housed in a leased building of approximately 93,000 square feet. During January 2000, the Company exercised an option to lease an additional 29,000 square feet of adjacent space and is currently sub-leasing that space. The brewery had an estimated beer production capacity of 150,000 and 80,000 barrels at the end of 2000 and 1999, respectively. During 2000, fermentation capacity was added which increased the estimated annual beer capacity to 150,000 barrels. The Berkeley Brewery has a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding more fermentation capacity. The Berkeley Alehouse has seating for 380 plus an outdoor seating area. The building was leased commencing November 1995 for a 15-year term, with options to extend the lease term for two five-year periods. The Company also has the option to purchase the entire building during the lease term.

Item 3 -- Legal Proceedings

   The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. Pyramid Breweries Inc. is named as a defendant in a putative class action lawsuit pending in the Superior Court of Washington for King County: Jerseys All American Sports Bar, Inc. v. Alaska Distributors Co., et al., No. 00-2-20485-0SEA, filed on August 3, 2000. The lawsuit purports to allege claims on behalf of all purchasers of Pyramid Hefeweizen by the keg for retail sale during the period May 1, 1999 to the present. The lawsuit alleges violations of Washington's Consumer Protection Act and a civil conspiracy related to sales of the Bavarian Hefeweizen brand at a lower price than the Pyramid Hefeweizen brand. Plaintiffs seek injunctive relief and unspecified monetary damages. Pyramid intends to defend the lawsuit vigorously.

Item 4 -- Submission of Matters to a Vote of the Security Holders

   The Company's annual meeting is scheduled for 9 a.m. on May 3, 2001 at the Hotel Edgewater, 2411 Alaskan Way, Seattle, Washington 98121. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

Item 4A -- Executive Officers of the Company

   Martin Kelly (46) -- President and Chief Executive Officer

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

   Wayne Drury (49) -- Vice President-Finance, Chief Financial Officer and Secretary

   Mr. Drury was appointed as Vice President--Finance, Chief Financial Officer and Secretary in July 2000. Mr. Drury is responsible for all finance and administration, including strategic planning, investments and acquisitions, risk management and investor relations. Mr. Drury has an extensive management and financial background. He most recently served as Chief Financial Officer at Azteca Restaurant Enterprises (Azteca), a Seattle based company with 31 locations. Prior to joining Azteca, Mr. Drury was Chief Financial Officer at Country Harvest Restaurants, Corporate Controller at Perkins Family Restaurants and Kindercare, as well as Director of Planning and Analysis at KFC International. He began his career as an accountant for Coopers & Lybrand. Mr. Drury earned both a Bachelor of Science Degree in Accounting and a Masters Degree in Business Administration from the University of Kentucky. He is a certified public accountant.

   Gary McGrath (41) -- Vice President-Sales

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

   Nick Walpert (40) -- Vice President/Chief Operating Officer -- Alehouse Division

   Mr. Walpert was appointed as Vice President/Chief Operating Officer-- Alehouse Division, in March 2000. Mr. Walpert is responsible for directing the performance of the two existing alehouse restaurants as well as expanding the concept through both acquisition and internal development. Mr. Walpert has an extensive management and restaurant background. Most recently, Mr. Walpert was Chief Operating Officer of CAL-Group Holdings, a multi-concept restaurant and hotel operator with nearly 300 Wendy's Restaurants, Bob's Big Boys, and Fairfield Hotel locations. Prior to CAL-Group Holdings, Mr. Walpert spent over five years as Regional Manager for Godfather's Pizza which included 62 units throughout the Pacific Rim. Mr. Walpert has an undergraduate degree from San Diego State University and a Masters Degree in Business Administration from the University of Southern California.

                                    PART II

Item 5 -- Market for Registrant's Common Equity and Related Stockholder
Matters

   Trading in Pyramid Breweries Inc.'s common stock began on December 14, 1995, and is quoted on the NASDAQ Stock Market's National Market under the ticker symbol "PMID".

   The following table sets forth the high and low sales prices and the cash dividend paid per share of Pyramid Breweries Inc.'s common stock for the years ended December 31, 1999 and 2000.

                                                                        Dividend
                                                            High   Low    Paid
                                                            ----- ----- --------
   Calendar Quarters--1999
     First Quarter......................................... $2.09 $1.56  $0.00
     Second Quarter........................................  2.38  1.56   0.00
     Third Quarter.........................................  2.06  1.63   0.00
     Fourth Quarter........................................  1.94  1.38   0.00


   Calendar Quarters--2000
     First Quarter.........................................  2.06  1.88   0.04
     Second Quarter........................................  2.00  1.50   0.04
     Third Quarter.........................................  2.63  1.63   0.04
     Fourth Quarter........................................  2.47  1.78   0.04

   On March 1, 2001, the Company had 315 stockholders of record. The last reported sale price per share on March 1, 2001, was $2.34. The Company had no sales of unregistered securities during 2000.

                                DIVIDEND POLICY

   On December 15, 1999, the Company announced a new dividend policy and declared its first quarterly cash dividend. The Company paid $1,275,000, or $0.16 per common share, of cash dividends during the fiscal year ended December 31, 2000. On February 13, 2001, the Board of Directors declared a quarterly cash dividend of $.044 per common share to shareholders of record on March 30, 2001. Any future declaration of dividends will depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's Board of Directors may in its discretion consider relevant. In addition, the Company is required to maintain a minimum tangible net worth and other covenants under its line of credit, which may restrict the Company's ability to pay dividends.

                     SELECTED FINANCIAL AND OPERATING DATA

Item 6 -- Selected Financial Data

   The following selected financial data should be read in conjunction with the Company's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
          (Dollars in thousands, except per share and operating data)

                                        Years Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
Income Statement Data:
Gross sales.................  $ 30,275  $ 28,811  $ 27,326  $ 29,447  $ 25,913
Less excise taxes...........     1,704     1,735     1,672     1,971     1,954
                              --------  --------  --------  --------  --------
Net sales...................    28,571    27,076    25,654    27,476    23,959
Cost of sales...............    21,012    20,485    20,026    20,861    14,930
                              --------  --------  --------  --------  --------
Gross margin................     7,559     6,591     5,628     6,615     9,029
Selling, general and
 administrative expenses....     8,112     8,148     7,903     8,320     6,221
Impairment and restructuring
 charge.....................       --      3,288       --      1,600       --
                              --------  --------  --------  --------  --------
Operating (loss) income.....      (553)   (4,845)   (2,275)   (3,305)    2,808
Other income (expense),
 net........................       586       494       580       (70)      934
                              --------  --------  --------  --------  --------
Income (loss) before income
 taxes......................        33    (4,351)   (1,695)   (3,375)    3,742
Benefit (provision) for
 income taxes...............       --        --        559     1,232    (1,050)
                              --------  --------  --------  --------  --------
Net income (loss)...........  $     33  $ (4,351) $ (1,136) $ (2,143) $  2,692
                              ========  ========  ========  ========  ========
Basic net income (loss) per
 share......................  $   0.00  $  (0.53) $  (0.14) $  (0.26) $   0.33
                              ========  ========  ========  ========  ========
Weighted average basic
 shares outstanding.........     7,940     8,231     8,213     8,206     8,200
                              ========  ========  ========  ========  ========
Diluted net income (loss)
 per share..................  $   0.00  $  (0.53) $  (0.14) $  (0.26) $   0.33
                              ========  ========  ========  ========  ========
Weighted average diluted
 shares outstanding.........     7,962     8,231     8,213     8,206     8,200
                              ========  ========  ========  ========  ========

Balance Sheet Data:
  Working capital...........  $  7,431  $  6,972  $  6,453  $  6,499  $ 10,609
  Fixed assets, net.........    21,126    22,739    27,559    28,600    27,924
  Total assets..............    32,110    33,710    37,432    38,747    43,491
  Stockholders' equity......    27,977    29,851    34,586    35,700    37,768
Operating Data (in barrels):
  Beer barrels shipped......   109,900   108,400   105,900   121,200   128,100
  Soda barrels shipped......    38,400    29,600    26,700    22,200       --
                              --------  --------  --------  --------  --------
  Total barrels shipped.....   148,300   138,000   132,600   143,400   128,100
                              ========  ========  ========  ========  ========
  Beer production capacity
   at year-end..............   200,000   172,000   172,000   172,000   193,000
                              ========  ========  ========  ========  ========

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Pyramid Breweries Inc. was incorporated in 1984 and is engaged in the brewing and sale of specialty beers and sodas and in restaurant operations. The Company currently sells its beverage products primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brand names and operates two restaurants, under the Pyramid Alehouse name, each adjacent to its Seattle, Washington and Berkeley, California breweries. The Company's revenues consist of sales of beer and soda to third-party distributors and retail sales of beer, sodas, food, apparel and other items in its restaurants. For the years ended December 31, 2000 and 1999, approximately 73% of the Company's net sales were sales of beer and soda to third party distributors. Total retail alehouse sales accounted for 27% of total net sales in 2000 and 1999.

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

   The Company sells its craft beers in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on the Company's draft products are typically higher as a percentage. Changes in the proportion of sales of bottled and draft products therefore will affect the Company's gross margin. For 2000 and 1999, approximately 60% and 61%, respectively, of the Company's sales of craft beers were bottled products.

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

Results of Operations

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Gross Sales. Gross sales increased 5.1% to $30,275,000 in the year ended December 31, 2000 from $28,811,000 for the 1999 year. The sales increase was primarily the result of a 26.3% increase in soda sales in 2000 to $4,800,000 from $3,800,000 in 1999 and a 6.7% increase in alehouse sales in 2000 to $7,737,000 from $7,251,000 in 1999. Soda shipments increased 29.7% to 38,400 barrels in 2000 from 29,600 in 1999 primarily due to increased sales of root beer, orange cream soda and the soda sampler pack, which includes all four of the soda products. Alehouse sales increased mainly as a result of increased sales prices and patronage at both alehouse restaurants. Beer shipments increased 1.4% to 109,900 barrels in 2000 from 108,400 in 1999. Of wholesale beer shipments, Pyramid beer increased 6.6% to 101,900 barrels while Thomas Kemper beer shipments decreased 32.9% to 8,000 barrels for 2000 compared to 1999. Wholesale beverage sales (beer and soda combined) in Washington, Oregon and California increased by 5.3% in 2000 compared to 1999 sales. Sales in Washington, Oregon and California accounted for 85.0% and 84.4% of the Company's beverage sales in 2000 and 1999, respectively.

   Excise Taxes. Excise taxes were 5.6% and 6.0% of gross sales in 2000 and 1999, respectively. Excise taxes were slightly lower as a percentage of gross sales in 2000 due to a greater proportion of alehouse and soda sales in 2000 compared to 1999, which do not bear excise taxes.

   Gross Margin. Gross margin increased 14.7% to $7,559,000 in 2000 from $6,591,000 in 1999. Gross margin as a percentage of net sales also increased to 26.5% in the 2000 year from 24.3% in the 1999 year. The increase in gross margin was due primarily to increased sales and improved operating efficiencies in both the alehouse and beverage divisions.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly to $8,112,000 in the 2000 year from $8,148,000 in the 1999 year. Excluding the $480,000 severance accrual recorded in the fourth quarter of 1999, selling, general and administrative expenses increased by approximately $444,000. This increase was due primarily to increased marketing expense for the development of a brand awareness campaign. As a percentage of net sales, selling, general and administrative expenses increased slightly to 28.4% of net sales in the 2000 year from 28.3% of net sales in the 1999 year (excluding the effect of the 1999 severance charge).

   Impairment Charge. During fiscal year 1999, the Company wrote down approximately $3,288,000 of impaired long-lived assets. The write-down included $2,545,000 of brewing machinery and equipment and $743,000 of leasehold and other equipment. The Company reviews assets for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Based on the Company's expectation of future undiscounted net cash flows, these assets were written down to their estimated net realizable value.

   Other Income, net. Other income, net increased to $586,000 in the 2000 year from $494,000 in the 1999 year. The 18.6% increase was due mainly from the interest earned on cash equivalents. Interest income was $418,000 and $322,000 for the years ended December 31, 2000 and 1999, respectively.

   Income Taxes. As of December 31, 2000, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. During 2000 and 1999, a valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized which resulted in no income tax benefit being recorded for the years ended December 31, 2000 and 1999. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

   Net Income (Loss). The Company recorded net income of $33,000 for the 2000 year compared with net loss of $4,351,000 in the 1999 year. Excluding the effect of the asset impairment charge and severance accruals recorded in 1999 of $3,288,000 and $480,000, respectively, the adjusted net loss would have been $583,000 or 2.2% of 1999 net sales. The net income for the year was primarily the result of the increased sales and improved margins for the year ended December 31, 2000.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Gross Sales. Gross sales increased by 5.4% to $28,811,000 in the year ended December 31, 1999 from $27,326,000 for the 1998 year. The sales increase was primarily the result of a 15.4% increase in alehouse sales in 1999 to $7,251,000 from $6,285,000 in 1998 mainly as a result of increased patronage at the Seattle Alehouse with the opening of the Seattle Mariner's baseball stadium directly across the street. Soda shipments increased 10.9% to 29,600 barrels in 1999 from 26,700 in 1998 primarily due to increased distribution and introduction of the soda sampler pack, which includes all four of the soda products. Beer shipments also increased to 108,400 barrels in 1999 from 105,900 in 1998. Wholesale beverage sales (beer and soda combined) in Washington, Oregon and California increased by 4.0% in 1999 compared to 1998 sales. Sales in Washington, Oregon and California accounted for 84% of the Company's beer sales in 1999 and 1998.

   Excise Taxes. Excise taxes were 6.0% and 6.1% of gross sales in 1999 and 1998, respectively. Excise taxes were slightly lower as a percentage of gross sales in 1999 due to a greater proportion of alehouse and soda sales in 1999 compared to 1998, which do not bear excise taxes.

   Gross Margin. Gross margin increased 17.1% to $6,591,000 in 1999 from $5,628,000 in 1998. Gross margin as a percentage of net sales also increased to 24.3% in 1999 from 21.9% in 1998. The increase in gross margin was due primarily to improved operating efficiencies at the Berkeley Brewery and a shift in product mix to higher margin products.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 3.1% to $8,148,000 in 1999 from $7,904,000 in 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 30.1% of net sales in 1999 from 30.8% of net sales in 1998. The decrease in selling, general and administrative expenses as a percent of net sales was due to higher net sales and decreased professional, legal and other expenses. Although the decreases in these expenditures were significant, the net decrease in reported selling, general and administrative expenses was small as it was offset by a $480,000 severance accrual recorded during the fourth quarter of 1999. The severance accrual was the result of a reorganization of executive management.

   Impairment Charge. During 1999, the Company wrote down approximately $3,288,000 of impaired long-lived assets. The write-down included $2,545,000 of brewing machinery and equipment and $743,000 of leasehold and other equipment. The Company reviews assets for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Based on the Company's expectation of future undiscounted net cash flows, these assets were written down to their estimated net realizable value.

   Other Income, net. Other income, net decreased to $494,000 in 1999 from $580,000 in 1998. The 14.8% decrease was due mainly from the Company's insurance carrier's reimbursement of $250,000 in legal costs in 1998 which was partially offset by increases in other income during 1999. Interest income was $322,000 and $309,000 for the years ended December 31, 1999 and 1998, respectively.

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

   Net Loss. The Company incurred a net loss of $4,351,000 for 1999 compared with net loss of $1,136,000 in 1998. As a percentage of net sales, the net loss increased to 16.1% for the 1999 year from 4.4% for the 1998 year. The increase in net loss for the year was primarily the result of the asset impairment charge of $3,288,000 and severance expense of $480,000, both non-recurring items. Excluding the non-recurring items, the Company's net loss would have been $583,000 or 2.2% of 1999 net sales.

Liquidity and Capital Resources

   Net cash provided by operating activities for the year ended December 31, 2000 increased 35.0% to $2,528,000 from $1,872,000 for the prior year. The increase was primarily due to the improved results of operations partially offset by an increase in net operating assets. At December 31, 2000, the Company's working capital increased to $7,431,000 compared to $6,972,000 at December 31, 1999.

   Net cash used in investing activities for the year ended December 31, 2000 was $465,000 compared to $760,000 for the prior year. The cash used in investing activities in 2000 included the upgrade of production equipment at the Berkeley Brewery, remodel of the Seattle Alehouse and various upgrades of computer equipment, net of proceeds from the sale of equipment and proceeds from a long-term receivable. Cash used in investing activities during 1999 included the upgrade of production equipment at the Berkeley and Seattle Breweries, remodel of the Seattle Alehouse kitchen, various upgrades of computer equipment and new kegs.

   On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company's common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's management may consider relevant. In addition, the Company is required to maintain a minimum tangible net worth and other covenants under its line of credit, which may restrict the Company's ability to repurchase shares. As of December 31, 2000, the Company has purchased 445,998 shares at an average price of $1.94 per share.

   The Company has a $5,000,000 line of credit (the Line of Credit) for short-term operating needs. The Line of Credit revolves through April 30, 2001, during which time the payments are interest only. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 150 basis points. A portion of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 50 basis points. As of December 31, 2000, the Company had not borrowed on the Line of Credit.

   Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures through December 31, 2000 were approximately $800,000, which includes equipment and facility upgrades in the Berkeley and Seattle Breweries, upgrades in the Seattle Alehouse and keg purchases. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs.

   The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash on-hand, cash flow from operations and, to the extent required and available, additional bank borrowings.

Risk Factors and Forwarding Looking Statements

   The Company does not provide forecasts of future financial performance. However this report does contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. There are numerous important factors that could cause results to differ materially from those anticipated by some of the statements made by the Company. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty.

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

   Selling Prices. The future selling prices the Company charges for its craft beer and other specialty beverages may decrease from historical levels due to increasing competitive pressures. The Company has and will continue to participate in price promotions with its wholesalers and their retail customers. Management believes that the number and frequency of the Company's promotions will increase during 2001.

   Variability of Margins and Operating Results. The Company anticipates that its operating margins will fluctuate and may decline as a result of many factors, including (i) lower sales volumes and selling prices, (ii) increased depreciation and other fixed and semi-fixed operating costs as a percent of sales during periods when the Company's breweries are producing below designed capacity, (iii) increased raw material and packaging costs, (iv) changes in product mix and packaging, (v) increased transportation costs, (vi) increased sales from retail operations which may have a lower gross margin (as a percentage of net sales) than beer sales, and (vii) increased selling and promotional costs incurred as the Company protects its business in existing markets. Increases in federal or state excise taxes and the impact of an increasing average federal excise tax rate as production increases may also cause a decline in the Company's gross margins. The Company pays federal excise taxes on all beer sales and pays state excise taxes on beer sales occurring in various states at various tax rates. The federal excise tax is $7.00 per barrel on the first 60,000 barrels and $18.00 per barrel exceeding 60,000 annually, as long as total annual sales are less than two million barrels. The Washington state excise tax is $4.78 per barrel annually and the California state excise tax is $6.20 per barrel annually.

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

Impact of Inflation

   Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material adverse effect on the Company's results of operations. In the future, increases in costs and expenses, particularly energy, packaging, raw materials and labor costs may have a significant impact on the Company's operating results to the extent that such cost increases cannot be passed along to its customers.

Item 8 -- Financial Statements

   Financial statements of Pyramid Breweries Inc. are as follows:

                                                                          Page
                                                                          ----
   Report of Independent Public Accountants..............................  18
   Balance Sheets as of December 31, 2000 and 1999.......................  19
   Statements of Operations for the Years Ended December 31, 2000, 1999
    and 1998.............................................................  20
   Statements of Stockholders' Equity for the Years Ended December 31,
    2000, 1999 and 1998..................................................  21
   Statements of Cash Flows for the Years Ended December 31, 2000, 1999
    and 1998.............................................................  22
   Notes to Financial Statements.........................................  23

Item 9 -- Change in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10 -- Directors and Executive Officers of the Company

   For information with respect to the executive officers of the Registrant, see Item 4A -- "Executive Officers of the Company" at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 3, 2001, to be filed with the Commission pursuant to Regulation 14A.

Item 11 -- Executive Compensation

   The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 3, 2001, to be filed with the Commission pursuant to Regulation 14A.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 3, 2001, to be filed with the Commission pursuant to Regulation 14A.

Item 13 -- Certain Relationships and Related Transactions

   The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 3, 2001, to be filed with the Commission pursuant to Regulation 14A.

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

                                          Pyramid Breweries Inc.
                                          (Registrant)

                                          By:       /s/ Wayne Drury
                                             ----------------------------------
                                                        Wayne Drury
                                                    Vice President and
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              /s/ Martin Kelly                         March 12, 2001
   By: ______________________________________
                  Martin Kelly
     President and Chief Executive Officer

              /s/ Wayne Drury                          March 12, 2001
   By: ______________________________________
                  Wayne Drury
       Vice President and Chief Financial
                    Officer
      (Principal Financial and Accounting
                    Officer)

             /s/ Kurt Dammeier                         March 12, 2001
   By: ______________________________________
                 Kurt Dammeier
             Chairman of the Board

            /s/ Scott S. Barnum                        March 12, 2001
   By: ______________________________________
                Scott S. Barnum
                    Director

             /s/ George Hancock                        March 12, 2001
   By: ______________________________________
                 George Hancock
              Director and Founder

              /s/ Nancy Mootz                          March 12, 2001
   By: ______________________________________
                  Nancy Mootz
                    Director

           /s/ Thomas H. Schwalm                       March 12, 2001
   By: ______________________________________
               Thomas H. Schwalm
                    Director

            /s/ John W. Stoddard                       March 12, 2001
   By: ______________________________________
                John W. Stoddard
                    Director

         /s/ George C. Textor, Jr.                     March 12, 2001
   By: ______________________________________
             George C. Textor, Jr.
                    Director

                             PYRAMID BREWERIES INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................   18

Balance Sheets as of December 31, 2000 and 1999..........................   19

Statements of Operations for the Years Ended December 31, 2000, 1999 and
 1998....................................................................   20

Statements of Stockholders' Equity for the Years Ended December 31, 2000,
 1999 and 1998...........................................................   21

Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and
 1998....................................................................   22

Notes to Financial Statements............................................   23

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Pyramid Breweries Inc.:

   We have audited the accompanying balance sheets of Pyramid Breweries Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Breweries Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Seattle, Washington,
January 23, 2001

                             PYRAMID BREWERIES INC.

                                 BALANCE SHEETS

                                                           December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................... $ 6,444,145  $ 6,303,540
  Accounts receivable, net of allowance for doubtful
   accounts of $20,000 and $30,000, respectively.....   1,664,466    1,102,155
  Inventories........................................   1,164,388    1,445,957
  Prepaid expenses and other.........................     710,559      398,697
  Deferred income taxes..............................     332,635      556,831
                                                      -----------  -----------
    Total current assets.............................  10,316,193    9,807,180
  Fixed assets, net..................................  21,125,892   22,739,439
  Deferred income taxes..............................     148,674      377,961
  Other..............................................     518,944      785,020
                                                      -----------  -----------
    Total assets..................................... $32,109,703  $33,709,600
                                                      ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................... $   739,284  $   547,956
  Accrued expenses...................................   1,297,370    1,492,648
  Refundable deposits................................     534,295      465,184
  Dividends payable..................................     314,530      329,735
                                                      -----------  -----------
    Total current liabilities........................   2,885,479    2,835,523
  Deferred rent......................................   1,247,639    1,022,677
                                                      -----------  -----------
    Total liabilities................................   4,133,118    3,858,200
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized, none
   issued............................................         --           --
  Common stock, $.01 par value; 40,000,000 shares
   authorized, 7,863,251 and 8,193,580 shares issued
   and outstanding...................................      78,632       81,936
  Additional paid-in capital.........................  34,337,887   34,982,946
  Retained deficit...................................  (6,439,934)  (5,213,482)
                                                      -----------  -----------
    Total stockholders' equity.......................  27,976,585   29,851,400
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $32,109,703  $33,709,600
                                                      ===========  ===========


      The accompanying notes are an integral part of these balance sheets.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                        -------------------------------------
                                           2000         1999         1998
                                        -----------  -----------  -----------
Gross sales............................ $30,274,695  $28,810,887  $27,326,473
Less excise taxes......................   1,704,283    1,734,780    1,672,099
                                        -----------  -----------  -----------
Net sales..............................  28,570,412   27,076,107   25,654,374
Cost of sales..........................  21,011,543   20,484,886   20,025,982
                                        -----------  -----------  -----------
Gross margin...........................   7,558,869    6,591,221    5,628,392
Selling, general and administrative
 expenses..............................   8,111,640    8,148,180    7,904,052
Asset impairment charge................         --     3,287,822          --
                                        -----------  -----------  -----------
Operating loss.........................    (552,771)  (4,844,781)  (2,275,660)
Other income, net......................     585,682      494,234      580,254
                                        -----------  -----------  -----------
Income (loss) before income taxes......      32,911   (4,350,547)  (1,695,406)
Benefit for income taxes...............         --           --       559,337
                                        -----------  -----------  -----------
Net income (loss)...................... $    32,911  $(4,350,547) $(1,136,069)
                                        ===========  ===========  ===========
Basic net income (loss) per share...... $      0.00  $     (0.53) $     (0.14)
                                        ===========  ===========  ===========
Weighted average basic shares
 outstanding...........................   7,939,980    8,230,522    8,213,178
                                        ===========  ===========  ===========
Diluted net income (loss) per share.... $      0.00  $     (0.53) $     (0.14)
                                        ===========  ===========  ===========
Weighted average diluted shares
 outstanding...........................   7,962,421    8,230,522    8,213,178
                                        ===========  ===========  ===========




        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                           Common Stock      Additional    Retained        Total
                         ------------------    Paid-in      Earnings   Stockholders'
                          Shares    Amount     Capital     (Deficit)      Equity
                         ---------  -------  -----------  -----------  -------------
Balance, December 31,
 1997................... 8,207,438  $82,074  $35,014,551  $   602,869   $35,699,494
  Net loss..............       --       --           --    (1,136,069)   (1,136,069)
  Shares issued.........    12,094      121       22,318          --         22,439
                         ---------  -------  -----------  -----------   -----------
Balance, December 31,
 1998................... 8,219,532   82,195   35,036,869     (533,200)   34,585,864
  Net loss..............       --       --           --    (4,350,547)   (4,350,547)
  Dividends declared....       --       --           --      (329,735)     (329,735)
  Shares issued.........    23,848      239       38,642          --         38,881
  Shares repurchased and
   retired..............   (49,800)    (498)     (92,565)         --        (93,063)
                         ---------  -------  -----------  -----------   -----------
Balance, December 31,
 1999................... 8,193,580   81,936   34,982,946   (5,213,482)   29,851,400
  Net income............       --       --           --        32,911        32,911
  Dividends declared....       --       --           --    (1,259,363)   (1,259,363)
  Shares issued.........    65,869      658      124,539          --        125,197
  Shares repurchased and
   retired..............  (396,198)  (3,962)    (769,598)         --       (773,560)
                         ---------  -------  -----------  -----------   -----------
Balance, December 31,
 2000................... 7,863,251  $78,632  $34,337,887  $(6,439,934)  $27,976,585
                         =========  =======  ===========  ===========   ===========




        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                          ------------------------------------
                                             2000        1999         1998
                                          ----------  -----------  -----------
OPERATING ACTIVITIES:
 Net income (loss)....................... $   32,911  $(4,350,547) $(1,136,069)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization..........  2,469,549    2,783,679    2,622,238
  Loss (gain) on sales of fixed assets...     85,150       22,497      (27,782)
  Impairment and restructuring charge....        --     3,218,584     (284,910)
  Deferred income taxes..................    453,483          --      (468,681)
  Deferred rent..........................    224,962      240,432      208,656
 Changes in operating assets and
  liabilities:
  Accounts receivable....................   (562,311)     (98,366)     287,892
  Inventories............................    281,569     (243,164)     (92,037)
  Prepaid expenses and other.............   (521,980)    (212,192)    (506,141)
  Income taxes receivable................        --           --       250,071
  Accounts payable and accrued expenses..     (3,950)     509,047     (113,672)
  Refundable deposits....................     69,111        2,437      (11,953)
                                          ----------  -----------  -----------
  Net cash provided by operating
   activities............................  2,528,494    1,872,407      727,612
                                          ----------  -----------  -----------

INVESTING ACTIVITIES:
 Acquisition of fixed assets.............   (808,485)    (899,612)  (1,586,218)
 Proceeds from sale of fixed assets......    157,707      139,793      688,050
 Proceeds from long-term receivable......    185,820          --           --
                                          ----------  -----------  -----------
 Net cash used in investing activities...   (464,958)    (759,819)    (898,168)
                                          ----------  -----------  -----------

FINANCING ACTIVITIES:
 Proceeds from sale of stock.............    125,197       38,881       22,439
 Cash dividends paid..................... (1,274,568)         --           --
 Shares repurchased and retired..........   (773,560)     (93,063)         --
                                          ----------  -----------  -----------
 Net cash (used in) provided by financing
  activities............................. (1,922,931)     (54,182)      22,439
                                          ----------  -----------  -----------

 Increase (decrease) in cash and cash
  equivalents............................    140,605    1,058,406     (148,117)
 Cash and cash equivalents at beginning
  of year................................  6,303,540    5,245,134    5,393,251
                                          ----------  -----------  -----------
 Cash and cash equivalents at end of
  year................................... $6,444,145  $ 6,303,540  $ 5,245,134
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

   In March 1995, the Company opened the Seattle Brewery near downtown Seattle. This brewery and 340-seat alehouse has an estimated annual production capacity of 50,000 barrels as of December 31, 2000.

   In December 1995, the Company sold 2,000,000 shares of common stock in an initial public offering (the Offering). Net proceeds from the Offering amounted to approximately $34,156,000 and have been used to fund the Company's growth and expansion plans.

   In February 1997, the Company opened the Berkeley Brewery in Berkeley, California. This brewery and 380-seat alehouse has an estimated annual beer production capacity of 150,000 barrels.

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

 Fixed Assets

   Fixed assets are stated at cost. Significant additions and improvements are capitalized. Repairs and maintenance are expensed as incurred. Upon disposition of fixed assets, gains and losses are reflected in the statements of operations. Depreciation is provided using the straight-line method over lives ranging from three to 25 years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the lease.

   Returnable containers (primarily kegs) are capitalized at cost, depreciated over their estimated useful life of five to ten years, and are included in fixed assets. Refundable deposits represent the Company's liability for deposits charged to customers for returnable containers.

 Preopening Costs

   The Company accounts for preopening costs related to new restaurants in accordance with Statement of Position (SOP) 98-5 "Recording the Cost of Start-Up Activities" and accordingly, there were no unamortized preopening costs at December 31, 2000 and 1999. Prior to the adoption of SOP 98-5, preopening costs related to new restaurants have historically been capitalized in other assets and were amortized over a one-year period commencing from the time of the restaurant opening date. Amortization of preopening costs totaled $0, $0 and $114,168, respectively, for the years ended December 31, 2000, 1999 and 1998.

 Package Design Costs

   Package design costs relate to the development of product packaging and labels and are capitalized in other current assets and amortized over a one-year period. Net unamortized package design costs totaled $197,908 and $116,882 at December 31, 2000 and 1999, respectively. Amortization of package design costs totaled $210,118, $432,082 and $447,734, respectively, for the years ended December 31, 2000, 1999 and 1998. Accumulated amortization at December 31, 2000 and 1999 was $686,869 and $476,751, respectively.

 Goodwill

   The excess of cost over fair value of the net assets of businesses acquired is capitalized and amortized on a straight-line basis over 10 years. Net unamortized goodwill of $494,869 and $575,125 at December 31, 2000 and 1999, respectively is included in other assets. Amortization of goodwill totaled $80,256 for each of the years ended December 31, 2000, 1999 and 1998. Accumulated amortization at December 31, 2000 and 1999 was $307,648 and $227,392, respectively.

 Revenue Recognition

   Revenue from the sale of wholesale beer and soda product is recognized at the time of shipment to the customer.

 Advertising Costs

   Advertising costs are expensed as incurred. Total advertising expense was approximately $604,000, $304,000 and $617,000, in 2000, 1999 and 1998,
respectively.

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

 Earnings Per Share

   Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. Options to purchase approximately 370,000, 800,700 and 652,500 shares of common stock were outstanding during the years ended December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the exercise price of the options were greater than the average market price of the common shares. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                                                     December 31,
                                          -----------------------------------
                                             2000       1999         1998
                                          ---------- -----------  -----------
   Net income (loss)..................... $   32,911 $(4,350,547) $(1,136,069)
   Weighted average basic shares
    outstanding..........................  7,939,980   8,230,522    8,213,178
   Stock option dilution.................     22,441         --           --
                                          ---------- -----------  -----------
   Weighted average diluted shares
    outstanding..........................  7,962,421   8,230,522    8,213,178
                                          ---------- -----------  -----------
   Basic earnings per share.............. $     0.00 $     (0.53) $     (0.14)
                                          ========== ===========  ===========
   Diluted earnings per share............ $     0.00 $     (0.53) $     (0.14)
                                          ========== ===========  ===========

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

   Certain amounts have been reclassified to conform with the current year presentation.

2. Accounting for Impairment of Long-Lived Assets

   The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. During fiscal year 1999, the Company wrote down approximately $3,288,000 of impaired long-lived assets. The write-down included $2,545,000 of brewing machinery and equipment, $720,000 of leasehold equipment and $23,000 of other equipment. Based on the Company's expectation of future discounted net cash flow, these assets have been written-down to their estimated net realizable value.

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

   For the period from December 31, 1998 through the year ended December 31, 2000 the restructuring activity is as follows:

                                                      Closeout   December 31,
                               December 31,   1999       of        1999 and
                                   1998     Activity   Reserve       2000
                               ------------ --------  ---------  ------------
   Estimated proceeds from
    sale of fixed assets......  $(700,000)  $    --   $(700,000)   $   --
   Net proceeds from sale of
    fixed assets..............    732,000    (32,000)   764,000        --
   Assets held for sale.......     32,000     32,000        --         --
   Severance payments.........     (4,832)       --      (4,832)       --
   Market realignment costs...     14,241        --      14,241        --
   Other closure costs........     (4,171)     9,715    (13,886)       --
                                ---------   --------  ---------    -------
                                $  69,238   $  9,715  $  59,523    $   --
                                =========   ========  =========    =======

4. Investments

   Investment income was approximately $418,000, $322,000 and $309,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Investment income is reported as a component of other income, net in the Company's statements of operations.

5. Inventories

   Inventories consist of the following:

                                                               December 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
   Raw Materials.......................................... $  481,601 $  483,042
   Work in process........................................    109,510    133,547
   Finished goods.........................................    573,277    829,368
                                                           ---------- ----------
                                                           $1,164,388 $1,445,957
                                                           ========== ==========

   Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

6. Fixed Assets

   Fixed assets consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
   Brewery and retail equipment....................... $14,246,061  $13,969,210
   Furniture and fixtures.............................     772,562      825,048
   Leasehold improvements.............................  13,563,615   13,357,641
   Construction in progress...........................     165,555       56,494
   Assets held for sale...............................       3,832      152,560
                                                       -----------  -----------
                                                        28,751,625   28,360,953
   Less accumulated depreciation......................  (7,625,733)  (5,621,514)
                                                       -----------  -----------
                                                       $21,125,892  $22,739,439
                                                       ===========  ===========

7. Accrued Expenses

   Accrued expenses consist of the following:

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Salaries, wages and related accruals.................. $  364,219 $  320,005
   Severance accrual.....................................    149,962    480,000
   Barrel taxes..........................................    110,264    102,092
   Other accruals........................................    672,925    590,551
                                                          ---------- ----------
                                                          $1,297,370 $1,492,648
                                                          ========== ==========

8. Line of Credit

   The Company has an agreement with a commercial bank for a line of credit. Under the line of credit, the Company may borrow up to $5,000,000 for short-term operating needs. The line of credit revolves through April 30, 2001, during which time the required payments will be interest only. At that date, any outstanding balance will be due in full. Borrowings under the line of credit will incur interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 150 basis points. A portion of the line of credit may be used to finance acquisitions. Amounts used to finance acquisitions may be converted to a four-year fully amortizing term loan, with an additional option to fix the rate of interest at the bank's prime rate plus 50 basis points. The line of credit agreement contains provisions that require the Company to maintain certain financial ratios and a minimum tangible net worth. The Company was in compliance with these covenants as of December 31, 2000. There were no outstanding borrowings on the line of credit during fiscal year ended December 31, 2000.

   The Company had no interest expense during fiscal 2000, 1999 and 1998.

9. Income Taxes

   The benefit for income taxes included in the statements of operations consists of the following:

                                                      December 31,
                                                ----------------------------
                                                 2000      1999       1998
                                                -------   -------   --------
   Current..................................... $   --    $   --    $    --
   Deferred....................................     --        --     559,337
                                                -------   -------   --------
                                                $   --    $   --    $559,337
                                                =======   =======   ========

   The benefit for income taxes differed from the amount obtained by applying the federal statutory income tax rate to income before income taxes, as follows:

                                                      December 31,
                                                ----------------------------
                                                 2000      1999       1998
                                                -------   -------   --------
   Federal statutory rate......................    34.0 %    34.0 %     34.0 %
   State taxes, net of federal income tax
    benefit....................................     2.1       2.1        2.1
   Meals and entertainment.....................   158.9      (1.3)      (2.9)
   Other, net..................................     --       (0.1)      (0.2)
   Valuation allowance.........................  (195.0)    (34.7)       --
                                                -------   -------   --------
                                                    0.0 %     0.0 %     33.0 %
                                                =======   =======   ========

   Deferred income tax assets and liabilities are included in the balance sheet at December 31, 2000 and 1999, as follows:

                                                           December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
   Accelerated depreciation.......................... $(1,578,973) $(1,277,084)
   Package design costs..............................     163,511      167,400
   Accrued vacation..................................      54,918       65,034
   Severance accrual.................................      43,211      170,833
   Deferred rent.....................................     450,772      369,493
   Net operating loss carryforwards..................   2,103,441    1,846,085
   Tax credit carryforwards..........................      98,286      551,769
   Other, net........................................     143,423      202,122
   Valuation allowance...............................    (997,280)  (1,160,860)
                                                      -----------  -----------
                                                      $   481,309  $   934,792
                                                      ===========  ===========

   At December 31, 2000, the Company had operating loss carryforwards for federal income tax purposes of approximately $5,822,000, which are available to offset future federal taxable income through 2020. In addition, the Company had alternative minimum tax credit carryforwards of approximately $98,000, which are available to reduce future federal income taxes over an indefinite period.

10. 401(k) Plan

   The Company has a profit-sharing 401(k) plan for all eligible employees. Employees who are at least age 21 become eligible to participate following the first plan quarter in which they perform at least 250 hours of service. Employees can elect to contribute up to 15% of their eligible compensation to the 401(k) plan. The Company generally matches employee contributions (that do not exceed 6% of the employee's compensation) at the rate of 50%. The Company may also make additional discretionary contributions. The Company's matching contributions for the years ended December 31, 2000, 1999 and 1998, totaled $70,387, $28,256 and $16,354, respectively.

11. Operating Leases

   The Company leases its office, warehouse and plant facilities under operating leases in Seattle and Berkeley. The Seattle brewery lease agreement expires in 2004 and contains options to extend the lease term for three additional five-year periods. The Seattle warehouse lease agreement expires in 2004 and contains options to extend the lease term for three additional five-year periods. The Berkeley brewery lease agreement expires in 2010 and contains options to extend the lease term for two additional five-year periods. These lease agreements contain provisions for free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent of $1,247,639 and $1,022,677 at December 31, 2000 and 1999, respectively, representing the pro rata rent which would have been due if equal payments had been required under the lease terms. The Company also leases office, storage and distribution facilities under month-to-month lease agreements.

   At December 31, 2000, future minimum rental payments are as follows:

   2001..............................................................    862,743
   2002..............................................................    970,166
   2003..............................................................    970,166
   2004..............................................................    811,942
   2005..............................................................    575,450
   Thereafter........................................................  3,243,550
                                                                      ----------
                                                                      $7,434,017
                                                                      ==========

   Total rent expense was approximately $731,000, $777,000 and $718,000 in 2000, 1999 and 1998, respectively.

12. Commitments and Contingencies

   The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

13. Cash Dividend

   The Board of Directors announced on November 27, 2000, the declaration of a $0.04 per common share dividend payable on January 15, 2001 to shareholders of record on December 29, 2000. The cash dividends declared totaled approximately $315,000 for all common stock outstanding as of the date of record. During the year ended December 31, 2000, the Company paid approximately $1,275,000, or $0.16 per common share, of cash dividends.

14. Stock Buyback Plan

   On December 15, 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2,000,000 of the Company's outstanding common stock on the open market. For the year ended December 31, 2000, the Company repurchased 396,198 shares of common stock at a cost of $773,560.

15. Major Customers and Financial Instruments

   Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing deposits. The Company's interest-bearing deposits are placed with major financial institutions. Wholesale distributors account for substantially all accounts receivable; therefore, this concentration risk is limited due to the number of distributors, their geographic dispersion and state laws regulating the financial affairs of distributors of alcoholic beverages.

   During the years ended December 31, 2000, 1999 and 1998, one customer comprised approximately 29%, 24% and 21% of the Company's revenue, respectively. Accounts receivable at December 31, 2000 and 1999 include approximately $447,000 and $346,000, respectively, due from this customer.

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

   Segment profit and segment assets are as follows:

                                           Beverage
                                          Operations Alehouse Other    Total
                                          ---------- -------- ------  -------
                                                (Dollars in thousands)
     Year ended December 31, 2000
      Revenues from external customers...  $22,538    $7,737  $  --   $30,275
      Intersegment revenues..............      259      (259)    --       --
      Interest income....................      --        --      418      418
      Depreciation and amortization......    1,873       408     189    2,470
      Operating (loss) income............    1,243       671  (2,467)    (553)
      Capital expenditures...............      373       273     162      808
      Total assets.......................   17,239     3,333  11,538   32,110

     Year ended December 31, 1999
      Revenues from external customers...  $21,560    $7,251  $  --   $28,811
      Intersegment revenues..............      279      (279)    --       --
      Interest income....................      --        --      322      322
      Depreciation and amortization......    2,207       431     146    2,784
      Impairment and restructuring
       charge............................    3,288       --      --     3,288
      Operating (loss) income............   (2,493)      626  (2,978)  (4,845)
      Capital expenditures...............      350       337     213      900
      Total assets.......................   18,558     3,454  11,698   33,710

     Year ended December 31, 1998
      Revenues from external customers...  $21,041    $6,285  $  --   $27,326
      Intersegment revenues..............      261      (261)    --       --
      Interest income....................      --        --      309      309
      Depreciation and amortization......    2,128       409      85    2,622
      Operating income (loss)............      445       272  (2,993)  (2,276)
      Income tax benefit.................      --        --      559      559
      Capital expenditures...............    1,013       282     291    1,586
      Total assets.......................   23,223     3,474  10,735   37,432

 Other

   Other consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for fixed assets which are presented by segment.

17. Stock Option Plans

   The Company's Amended and Restated 1995 Employee Stock Option Plan (the Employee Plan) permits the granting of options to employees. A total of 1,315,000 shares have been reserved under the Employee Plan. The options are granted at the fair market value of the Company's common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and, depending on the option, vests over a period of one to three years.

   The Company's Non-Employee Director Stock Option Plan (the Director Plan) provides for the granting of stock options covering 5,000 shares of common stock to be made automatically on the date of each annual meeting of stockholders to each non-employee director of the Company, so long as shares of common stock remain available under the Director Plan. A total of 250,000 shares have been reserved under the Director Plan. As of December 31, 2000 and 1999, 92,500 and 52,500 options have been granted, respectively. Each outstanding option granted under this plan has a term of 10 years from the date of grant and vests immediately.

   The Company has adopted the disclosure-only provision of the SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly no compensation cost has been recognized for options issued under the Employee and Director Plans (the Plans). Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company's net income (loss) and net income (loss) per share for the years ended December 31, 2000, 1999 and 1998, would have been as follows:

                                                    December 31,
                                          -----------------------------------
                                            2000        1999         1998
                                          ---------  -----------  -----------
   Net income (loss)--as reported........ $  32,911  $(4,350,547) $(1,136,069)
                                          =========  ===========  ===========
   Net loss--pro forma................... $(418,275) $(5,168,734) $(1,606,807)
                                          =========  ===========  ===========
   Net income (loss) per share--as
    reported............................. $    0.00  $     (0.53) $     (0.14)
                                          =========  ===========  ===========
   Net loss per share--pro forma......... $   (0.05) $     (0.63) $     (0.20)
                                          =========  ===========  ===========

   The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.49% to 6.87%; expected option lives of six to eight years; expected volatility of 40% to 75%; and expected future dividends. The weighted-average fair value of options granted during the years 2000, 1999 and 1998 was $1.87, $1.46 and $1.76, respectively. The effect of applying SFAS No. 123 for providing pro-forma disclosures is not indicative of future results.

   Information with respect to the Plans follows:

                                                                  Weighted-
                                    Share Subject    Option        Average
                                      to Option    Price Range  Exercise Price
                                    ------------- ------------- --------------
   Options outstanding at December
    31, 1997......................      649,500   $2.50 - 19.00     $10.03
     Granted......................      254,000   $1.56 -  2.63     $ 2.54
     Forfeitures..................     (251,000)  $3.09 - 19.00     $17.59
                                      ---------   -------------     ------
   Options outstanding at December
    31, 1998......................      652,500   $1.56 - 19.00     $ 4.33
     Granted......................      305,000   $2.00 -  2.50     $ 2.05
     Forfeitures..................     (156,834)  $2.56 - 19.00     $ 6.00
                                      ---------   -------------     ------
   Options outstanding at December
    31, 1999......................      800,666   $1.56 - 12.25     $ 3.14
     Granted......................      610,000   $1.70 -  2.00     $ 1.87
     Forfeitures..................     (171,632)  $1.82 - 12.25     $ 2.81
     Exercised....................      (27,600)  $1.75 -  2.13     $ 1.85
                                      ---------   -------------     ------
   Options outstanding at December
    31, 2000......................    1,211,434   $1.56 - 12.25     $ 2.56
                                      =========   =============     ======

   Shares available for future grants at December 31, 2000 and 1999 totaled 326,000 and 495,000, respectively.

   Information about options outstanding at December 31, 2000 follows:

                            Weighted-Average                           Weighted-
             Options           Remaining             Options            Average
           Outstanding      Contractual Life       Exercisable       Exercise Price
           -----------      ----------------       -----------       --------------
               47,500           65 months             47,500             $10.75
                5,000           65 months              5,000             $12.25
                5,000           72 months              5,000             $ 4.75
                6,000           74 months              6,000             $ 4.13
                5,000           77 months              5,000             $ 3.25
              175,000           80 months            175,000             $ 2.88
                7,500           82 months              7,500             $ 3.09
                5,000           89 months              5,000             $ 2.63
              138,834           90 months            106,167             $ 2.56
                5,000           93 months              3,333             $ 1.56
               20,000          101 months             20,000             $ 2.13
              200,000          104 months             89,100             $ 2.00
               50,000          106 months             19,600             $ 2.00
               61,600          108 months             13,000             $ 1.82
              120,000          111 months             33,300             $ 2.00
               30,000          112 months             30,000             $ 1.75
               25,000          113 months              4,500             $ 1.82
              120,000          115 months             16,600             $ 1.70
               50,000          115 months              7,000             $ 2.00
               35,000          115 months              3,500             $ 1.82
              100,000          119 months              2,800             $ 2.00
           ---------                                 -------
            1,211,434                                604,900
           =========                                 =======

   The Company had options exercisable of 384,120 with weighted-average exercise prices ranging from $1.56 to $12.25 and options exercisable of 215,783 with weighted-average exercise prices ranging from $1.56 to $19.00 as of December 31, 1999 and 1998, respectively.

18. Employee Stock Purchase Plan

   The Company's Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees to acquire shares of common stock of the Company at a discount. Eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Discounts related to employee stock purchases during 2000, 1999 and 1998 were insignificant. The total number of shares issuable under the plan is 500,000. There were 26,686, 15,376 and 12,094 shares issued under the Purchase Plan during 2000, 1999 and 1998 at a weighted-average price of approximately $1.44, $1.36 and $1.86 per share, respectively.

19. Interim Financial Data (Unaudited)

     The following table presents the results of operations for each of the four quarters in 2000 and 1999. This quarterly information is unaudited, has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in the Company's quarterly results of operations, including timing of new product introduction, seasonality of demand, any decrease in the demand for craft beers and general economic conditions. As a result, the Company's results of operations for any quarter are not necessarily indicative of results for any future period.

                                     2000 Quarters Ended                       1999 Quarters Ended
                          ----------------------------------------- ------------------------------------------
                          December 31 September 30 June 30 March 31 December 31 September 30 June 30  March 31
                          ----------- ------------ ------- -------- ----------- ------------ -------  --------
                           (in thousands except per share amounts)   (in thousands except per share amounts)
Gross sales.............    $7,179       $8,148    $8,425   $6,523    $ 7,035      $7,811    $7,738    $6,227
Less excise taxes.......       397          446       506      355        417         472       489       357
                            ------       ------    ------   ------    -------      ------    ------    ------
Net sales...............     6,782        7,702     7,919    6,168      6,618       7,339     7,249     5,870
Cost of sales...........     5,128        5,460     5,714    4,710      5,058       5,492     5,334     4,601
                            ------       ------    ------   ------    -------      ------    ------    ------
Gross margin............     1,654        2,242     2,205    1,458      1,560       1,847     1,915     1,269
Selling, general and
 administrative
 expenses...............     2,334        2,036     1,981    1,760      2,404       1,978     1,927     1,839
Impairment and
 restructure charge.....       --           --        --       --       3,288         --        --        --
                            ------       ------    ------   ------    -------      ------    ------    ------
Operating (loss)
 income.................      (680)         206       224     (302)    (4,132)       (131)      (12)     (570)
Other income, net.......       115          159       219       92        104         189       101       100
                            ------       ------    ------   ------    -------      ------    ------    ------
Income (loss) before
 income taxes...........      (565)         365       443     (210)    (4,028)         58        89      (470)
Benefit for income
 taxes..................       --           --        --       --         --          --        --        --
                            ------       ------    ------   ------    -------      ------    ------    ------
Net (loss) income.......    $ (565)      $  365    $  443   $ (210)   $(4,028)     $   58    $   89    $ (470)
Basic and diluted net
 (loss) income per
 share..................    $(0.07)      $ 0.05    $ 0.06   $(0.03)   $ (0.49)     $ 0.01    $ 0.01    $(0.06)
                            ======       ======    ======   ======    =======      ======    ======    ======
Weighted average basic
 shares outstanding.....     7,857        7,830     7,925    8,149      8,231       8,239     8,229     8,223
                            ======       ======    ======   ======    =======      ======    ======    ======
Weighted average diluted
 shares outstanding.....     7,857        7,885     7,926    8,149      8,231       8,239     8,229     8,223
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

 Exhibit
   No.                                Description
 -------                              -----------
  3.1(1) Amended and Restated Articles of Incorporation of Registrant
  3.2(1) Form of Amended and Restated Bylaws of Registrant

  3.3    Rights Agreement between ChaseMellon Shareholder Services LLC and the
         Registrant dated June 14, 1999. (Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.)
  4.1(1) Form of Common Stock Certificate
 10.1(1) Lease between Harold W. Hill and the Registrant dated April 13, 1994
 10.2(1) Addendum of Lease between Harold W. Hill and the Registrant dated
         November 28, 1994
 10.3(1) Second Addendum of Lease between 1201 Building L.L.C. and the
         Registrant dated June 26, 1995
 10.4(1) Distribution Agreement between the Registrant and Western Washington
         Beverage dated August 24,1995
 10.5(1) Registrant's 1995 Employee Stock Option Plan
 10.6(1) Registrant's Non-Employee Director Stock Option Plan
 10.7(1) Form of Non-Qualified Stock Option Agreement


 10.8(1) Commercial Lease between Esther Podlesak, Trustee of the John A. and
         Esther Podlesak 1990 Family Trust and Pyramid Breweries California,
         Inc. dated November 1, 1995
 10.9(1) Assignment, Assumption and Consent Agreement between Esther Podlesak,
         Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid
         Breweries California, Inc. and Pyramid Breweries Inc. dated November
         17, 1995
 10.10   Employment Agreement and First Amendment between the Registrant and
         Martin Kelly (Incorporated by reference to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1999.)
 10.11   Employment Agreement between the Registrant and Gary McGrath
         (Incorporated by reference to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1999.)
 10.12   Employment Agreement between the Registrant and Wayne Drury
 23.1    Consent of Independent Public Accountants

--------
(1) Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).