Form 10-Q
period 2001-03-31
PYRAMID BREWERIES INC
filed 2001-05-15
CIK 1001917

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q

                              --------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001

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

     Common stock, par value of $.01 per share: 7,869,434 shares of Common Stock outstanding as of March 31, 2001

                            PYRAMID BREWERIES INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
           Balance Sheets
             March 31, 2001 and December 31, 2000.................................       3
           Statements of Operations
             Quarter Ended March 31, 2001 and 2000................................       4
           Statements of Cash Flows
             Quarter Ended March 31, 2001 and 2000................................       5
           Notes to Financial Statements..........................................       6
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations............................................       9

PART II    OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K.......................................      11

           SIGNATURE..............................................................      12

PART I

                        Item 1 -- FINANCIAL STATEMENTS

                            PYRAMID BREWERIES INC.

                                BALANCE SHEETS
                                  (Unaudited)

                                                                  March 31,    December 31,
                                                                    2001          2000
                                                                ---------------------------
CURRENT ASSETS:
  Cash and cash equivalents..................................   $ 5,582,622    $ 6,444,145
  Accounts receivable, net...................................     1,433,782      1,664,466
  Inventories................................................     1,300,167      1,164,388
  Prepaid expenses and other.................................       633,096        710,559
  Deferred income taxes......................................       332,635        332,635
                                                                ---------------------------
     Total current assets....................................     9,282,302     10,316,193
                                                                ---------------------------
Fixed assets, net............................................    20,873,315     21,125,892
Deferred income taxes........................................       148,674        148,674
Other assets.................................................       502,880        518,944
                                                                ---------------------------
     Total assets............................................   $30,807,171    $32,109,703
                                                                ===========================

CURRENT LIABILITIES:
  Accounts payable...........................................   $   443,371    $   739,284
  Accrued expenses...........................................     1,269,728      1,297,370
  Refundable deposits........................................       490,029        534,295
  Dividends payable..........................................       346,255        314,530
                                                                ---------------------------
     Total current liabilities...............................     2,549,383      2,885,479
Deferred rent................................................     1,341,079      1,247,639
                                                                ---------------------------
     Total liabilities.......................................     3,890,462      4,133,118
                                                                ---------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued...            -              -
Common stock, $.01 par value; 40,000,000 shares authorized,
  7,869,434 and 7,863,251 shares issued and outstanding......        78,694         78,632
Additional paid-in capital...................................    34,350,642     34,337,887
Retained deficit.............................................    (7,512,627)    (6,439,934)
                                                                ---------------------------
     Total stockholders' equity..............................    26,916,709     27,976,585
                                                                ---------------------------
     Total liabilities and stockholders' equity..............   $30,807,171    $32,109,703
                                                                ===========================

       The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Quarter Ended March 31,
                                                           2001          2000
                                                        -----------  -----------
Gross sales...........................................  $6,577,820   $6,522,932
Less excise taxes.....................................     277,806      355,445
                                                        -----------  -----------
Net sales.............................................   6,300,014    6,167,487
Cost of sales.........................................   4,957,557    4,708,733
                                                        -----------  -----------
Gross margin..........................................   1,342,457    1,458,754
Selling, general and administrative expenses..........   2,170,121    1,761,026
                                                        -----------  -----------
Operating loss........................................    (827,664)    (302,272)
Other income, net.....................................     101,226       92,421
                                                        -----------  -----------
Loss before income taxes..............................    (726,438)    (209,851)
Provision for income taxes............................          -            -
                                                        -----------  -----------
Net loss..............................................  $ (726,438)  $ (209,851)
                                                        ===========  ===========

Basic and diluted net loss per share..................  $    (0.09)  $    (0.03)
Weighted average shares outstanding...................   7,867,888    8,148,709

  Beer barrels shipped................................      22,300       23,500
  Soda barrels shipped................................       9,800        8,500
                                                        -----------  -----------
  Total barrels shipped...............................      32,100       32,000
                                                        ===========  ===========

       The accompanying notes are an integral part of these statements.

                            PYRAMID BREWERIES INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Quarter Ended March 31,
                                                                  2001          2000
                                                               -----------   -----------
OPERATING ACTIVITIES:
  Net loss..................................................   $ (726,438)   $ (209,851)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................      587,391       634,193
    Gain on sales of fixed assets...........................           -         (1,000)
    Deferred rent...........................................       93,440        55,917
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      230,684      (317,500)
    Inventories.............................................     (135,779)       (4,248)
    Prepaid expenses and other..............................        8,371        14,158
    Accounts payable and accrued expenses...................     (323,555)      (45,660)
    Refundable deposits.....................................      (44,266)      (65,144)
                                                               -----------   -----------
      Net cash (used in) provided by operating activities...     (310,152)       60,865
INVESTING ACTIVITIES:
  Acquisitions of fixed assets..............................     (247,352)     (276,086)
  Proceeds from sales of fixed assets.......................           -         49,867
                                                               -----------   -----------
      Net cash used in investing activities.................     (247,352)     (226,219)
FINANCING ACTIVITIES:
  Proceeds from the sale of common stock....................       10,511        10,232
  Cash dividends paid.......................................     (314,530)     (329,735)
  Purchase and retirement of common stock...................           -       (486,674)
                                                               -----------   -----------
      Net cash used in financing activities.................     (304,019)     (806,177)
                                                               -----------   -----------
Decrease in cash and cash equivalents.......................     (861,523)     (971,531)
Cash and cash equivalents at beginning of period............    6,444,145     6,303,540
                                                               -----------   -----------
Cash and cash equivalents at end of period..................   $5,582,622    $5,332,009
                                                               ===========   ===========

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the "Company"), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of March 31, 2001, the Company's products were distributed in 32 states and Canada. The Company operates two restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

     The accompanying condensed financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the historical information contained herein, the matters described may contain forward-looking statements that involve risks and uncertainties, including those described under the caption entitled "Risk Factors and Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, and elsewhere in the Company's periodic reports. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2.  INVENTORIES:

                                        March 31,     December 31,
                                           2001           2000
                                        ----------    ------------
      Raw materials..................   $  551,227     $  481,601
      Work in process................      136,269        109,510
      Finished goods.................      612,671        573,277
                                        ----------     ----------
                                        $1,300,167     $1,164,388
                                        ==========     ==========

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

3.  FIXED ASSETS:

                                           March 31,     December 31,
                                             2001           2000
                                          -----------    ------------
      Brewery and retail equipment.....   $14,316,922    $14,246,061
      Furniture and fixtures...........       787,381        772,562
      Leasehold improvements...........    13,649,060     13,563,615
      Construction in progress.........       235,085        165,555
      Assets held for sale.............         3,832          3,832
                                          -----------    -----------
                                           28,992,280     28,751,625
      Less: accumulated depreciation...    (8,118,965)    (7,625,733)
                                          -----------    -----------
                                          $20,873,315    $21,125,892
                                          ===========    ===========

4.  EARNINGS PER SHARE

     Basic and diluted net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the quarter. The effect of stock options has not been included in the calculation of diluted net loss per shares as the effect is antidilutive. Options to purchase approximately 350,000 and 425,000 shares of common stock were outstanding during the quarters ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the exercise price of the options were greater than the average market price of the common shares.

5.  STOCKHOLDERS' EQUITY

                                     Common Stock      Additional                     Total
                                 -------------------     Paid-In       Retained    Stockholders'
                                  Shares     Amount      Capital        Deficit       Equity
                                 ---------------------------------------------------------------
Balance at December 31, 2000...  7,863,251   $78,632   $34,337,887   $(6,439,934)   $27,976,585
  Net loss.....................         -         -             -       (726,438)      (726,438)
  Shares issued................      6,183        62        10,449            -          10,511
  Equity compensation..........         -         -          2,306            -           2,306
  Dividends declared...........         -         -             -       (346,255)      (346,255)
                                 --------------------------------------------------------------
Balance at March 31, 2001......  7,869,434   $78,694    $34,350,642  $(7,512,627)   $26,916,709
                                 ==============================================================

6.  COMMITMENTS AND CONTINGENCIES:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

7.  CASH DIVIDEND:

     The Board of Directors announced on February 21, 2001, the declaration of a $0.044 per common share dividend payable on April 16, 2001 to shareholders of record on March 30, 2001. The Board of Directors also announced, on May 4, 2001, the declaration of a $0.044 per common share dividend payable on July 16, 2001 to shareholders of record on June 29, 2001. The cash dividends declared totaled approximately $346,000 for all common stock outstanding as of the dates of record.

8.  SEGMENT INFORMATION:

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information," during 1998. Following the provisions of SFAS No. 131, the Company is reporting segment information in the same format as reviewed by the Company's management, which is organized around differences in products and services.

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

Segment profit and segment assets are as follows:

                                       Beverage
                                      Operations   Alehouse    Other     Total
                                      ----------   --------   -------   -------
                                                 (Dollars in thousands)
Quarter ended March 31, 2001
  Revenues from external customers...   $ 4,768     $1,810    $    -    $ 6,578
  Intersegment revenues..............        54        (54)        -         -
  Interest income....................        -          -          94        94
  Depreciation and amortization......       448        103         36       587
  Operating (loss) income............      (306)       132       (552)     (726)
  Capital expenditures...............       120         85         42       247
  Total assets.......................    16,996      3,331     10,480    30,807

Quarter ended March 31, 2000
  Revenues from external customers...   $ 4,836     $1,687    $    -    $ 6,523
  Intersegment revenues..............        59        (59)        -         -
  Interest income....................        -          -          76        76
  Depreciation and amortization......       445        107         82       634
  Operating income (loss)............       320         43       (665)     (302)
  Capital expenditures...............        63        174         39       276
  Total assets.......................    18,167      3,537     10,935    32,639

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

SELECTED UNAUDITED OPERATING DATA

                                                                    Quarter Ended March 31,
                                                                    ------------------------
                                                                      % of                         % of
                                                        2001        Net Sales        2001        Net Sales
                                                     ----------     ---------     ----------     ---------
Gross sales....................................      $6,577,820                   $6,522,932
Less excise taxes..............................         277,806                      355,445
                                                     ----------     ---------     ----------     ---------
Net sales......................................       6,300,014       100.0        6,167,487       100.0
Cost of sales..................................       4,957,557        78.7        4,708,733        76.3
                                                     ----------     ---------     ----------     ---------
Gross margin...................................       1,342,457        21.3        1,458,754        23.7
Selling, general and administrative expenses...       2,170,121        34.4        1,761,026        28.6
                                                     ----------     ---------     ----------     ---------
Operating loss.................................        (827,664)      (13.1)        (302,272)       (4.9)
Other income, net..............................         101,226         1.6           92,421         1.5
                                                     ----------     ---------     ----------     ---------
Loss before income taxes.......................        (726,438)      (11.5)        (209,851)       (3.4)
Benefit for income taxes.......................              -           -                -           -
                                                     ----------     ---------     ----------     ---------
Net loss.......................................      $ (726,438)      (11.5)      $ (209,851)       (3.4)
                                                     ==========     =========     ==========     =========

Basic and diluted net loss per share...........      $    (0.09)                  $    (0.03)
                                                     ==========                   ==========
Weighted average shares outstanding............       7,867,888                    8,148,709
                                                     ==========                   ==========

Operating data (in barrels):
  Beer barrels shipped.........................          22,300                       23,500
  Soda barrels shipped.........................           9,800                        8,500
                                                     ----------                   ----------
  Total barrels shipped........................          32,100                       32,000
                                                     ==========                   ==========
  Annual production capacity...................         200,000                      172,000
                                                     ==========                   ==========

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

     Gross Sales. Gross sales increased 0.8% to $6,578,000 in the first quarter ended March 31, 2001 from $6,523,000 in the same quarter of 2000. Wholesale beverage sales decreased 1.4% to $4,768,000 in the first quarter ended March 31, 2001 from $4,836,000 in the same quarter of 2000. Although total beverage barrel shipments remained flat compared to prior year, soda shipments increased 15.3% to 9,800 barrels in the current quarter from 8,500 barrels in the same quarter of the prior year. The soda shipment increases were offset by a 5.1% decrease in beer barrels shipped to 22,300 barrels from 23,500 barrels in the same quarter of the prior year. Alehouse sales increased 7.3%, to $1,810,000 in the first quarter ended March 31, 2001, from $1,687,000 in the same quarter of 2000 due to increased patronage at both alehouse restaurants.

     Excise Taxes. Excise taxes totaled 4.2% and 5.4% of gross sales for the quarters ended March 31, 2001 and 2000, respectively. The decrease in excise taxes as a percentage of gross sales was due mainly to a greater portion of soda and alehouse sales during the quarter ended March 31, 2001, which do not bear excise tax.

     Gross Margin. Gross margin as a percentage of net sales decreased to 21.3% in the first quarter ended March 31, 2001 from 23.7% in the same quarter of 2000. This decrease as a percentage of net sales was due mainly to increased energy costs of $110,000 and other brewery operating expenses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 23.2% to $2,170,000 or 34.4% of net sales for the first quarter ended March 31, 2001 from $1,761,000 or 28.6% of net sales for the same quarter of 2000. This increase as a percentage of net sales was due mainly to increased marketing expense of $363,000 related to a brand awareness campaign which began in the fourth quarter of 2000 and was completed in the first quarter of 2001.

     Other Income, net. Other income, net was approximately $101,000 and 1.6% of net sales for the first quarter ended March 31, 2001 compared to $92,000 and 1.5% of net sales in the same quarter of 2000.

     Income Taxes. The Company recorded no income tax benefit for the quarters ended March 31, 2001 and 2000. As of December 31, 2000, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Loss. The Company reported a net loss of $726,000 for the first quarter ended March 31, 2001 compared to a net loss of $210,000 in the same quarter of 2000. The increase in net loss was primarily due to the increase in marketing expenses, increased brewery operating costs, and increases in energy costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the first quarter ended March 31, 2001 was approximately $310,000 compared to cash provided by operations in the amount of $61,000 for the same period of the prior year. This decrease was due primarily to the increase in net loss for the quarter. Net cash used in investing activities for the quarter ended March 31, 2001 was $247,000 compared to net cash used in investing activities of $226,000 for the same period of the prior year. The cash used in investing activities in 2001 included funds used to expand the Seattle alehouse and to upgrade refrigeration in the Berkeley brewery. At March 31, 2001, the Company had working capital of $6,733,000 compared to $7,431,000 at December 31, 2000.

     On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company's common stock from time to time on the open market. Stock repurchases are at the discretion of management and depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's management may consider relevant. In addition, the Company is required to maintain a minimum tangible net worth and other covenants under its line of credit, which may restrict the Company's ability to repurchase shares. As of March 31, 2001, the Company has repurchased 445,998 shares at an average price of $1.94 per share.

     The Company has a $5,000,000 line of credit (the Line of Credit) for short-term operating needs. The Line of Credit revolves through April 30, 2001, during which time the payments are interest only. Subsequent to quarter-end, the line of credit was extended to July 31, 2001. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest, at the Company's option, at either the bank's prime rate or at LIBOR plus 150 basis points. As of March 31, 2001, the Company had not borrowed on the Line of Credit.

     Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures in 2001 are expected to be comparable to the 2000 expenditures. Planned projects include the continued upgrading of brewery equipment and alehouse facilities in the Seattle and Berkeley locations. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations and borrowings under the Line of Credit, will be sufficient for the Company's working capital needs.

     The Company's future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash on-hand, cash flow from operations and, to the extent required and available, additional bank borrowings.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

     The Company does not provide forecasts of future financial performance. However this report does contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. There are numerous important factors that could cause results to differ materially from those anticipated by some of the statements made by the Company. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings including its Form 10-K for the year ended December 31, 2000.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

(B)  REPORTS ON FORM 8-K

     None filed during the quarter ended March 31, 2001.

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on May 11, 2001.

                                       PYRAMID BREWERIES INC.


                                       By:        /s/ L. WAYNE DRURY
                                           -------------------------------------
                                           L. Wayne Drury, Vice President
                                           and Chief Financial Officer

                                       By:     /s/ R. MARTIN KELLY
                                           -------------------------------------
                                           R. Martin Kelly, President
                                           and Chief Executive Officer



DATE:  May 11, 2001