Form 10-Q/A
period 2001-03-31
PYRAMID BREWERIES INC
filed 2001-05-29
CIK 1001917

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                  FORM 10-Q/A

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

SELECTED UNAUDITED OPERATING DATA

                                                                    Quarter Ended March 31,
                                                                    ------------------------
                                                                      % of                         % of
                                                        2001        Net Sales        2000        Net Sales
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

Items 2, 3, 4 and 5 of PART II are not applicable and have been omitted

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on May 25, 2001.

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



DATE:  May 25, 2001