Form 10-Q
period 2001-06-30
PYRAMID BREWERIES INC
filed 2001-08-14
CIK 1001917

________________________________________________________________________________
________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________

                                    FORM 10-Q
                              ____________________

(MARK  ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO____________.

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

Common  stock,  par  value  of  $.01 per share: 8,298,564 shares of common stock outstanding  as  of  June  30,  2001

                   Pages 1 of 14 sequentially numbered pages.

                             PYRAMID BREWERIES INC.
                                    FORM 10-Q
          FOR THE QUARTERLY AND SIX MONTH PERIODS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                           -----
PART I    FINANCIAL  INFORMATION
Item 1.   Financial Statements (Unaudited)
          Balance Sheets
            June 30, 2001 and December 31, 2000. . . . . . . . . . . . . . .  3
          Statements of Operations
            Three Month and Six Month Periods Ended June 30, 2001 and 2000 . 4 Statements of Cash Flows
            Six Month Periods Ended June 30, 2001 and 2000 . . . . . . . . .  5
          Notes to Financial Statements. . . . . . . . . . . . . . . . . . .  6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . . .  9

PART II   OTHER  INFORMATION
Item 4.   Submission of Matters to a vote of Security Holders. . . . . . . . 12
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 12

          SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

          EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART  I

                            ITEM 1 -- FINANCIAL STATEMENTS

                                PYRAMID BREWERIES INC.

                                    BALANCE SHEETS
                                     (UNAUDITED)


                                                               June 30,     December 31,
                                                                 2001           2000
                                                             ----------------------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .  $ 6,416,145   $   6,444,145
  Accounts receivable, net. . . . . . . . . . . . . . . . .    2,140,017       1,664,466
  Inventories . . . . . . . . . . . . . . . . . . . . . . .    1,469,798       1,164,388
  Prepaid expenses and other. . . . . . . . . . . . . . . .      418,619         710,559
  Deferred income taxes . . . . . . . . . . . . . . . . . .      332,635         332,635
                                                             ----------------------------
    Total current assets. . . . . . . . . . . . . . . . . .   10,777,214      10,316,193
                                                             ----------------------------
Fixed assets, net . . . . . . . . . . . . . . . . . . . . .   20,550,931      21,125,892
Note receivable from officer for exercise of stock options.      114,587               -
Deferred income taxes . . . . . . . . . . . . . . . . . . .      148,674         148,674
Other assets. . . . . . . . . . . . . . . . . . . . . . . .      488,317         518,944
                                                             ----------------------------
    Total assets. . . . . . . . . . . . . . . . . . . . . .  $32,079,723   $  32,109,703
                                                             ============================

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .  $   973,765   $     739,284
  Accrued expenses. . . . . . . . . . . . . . . . . . . . .    1,778,634       1,297,370
  Refundable deposits . . . . . . . . . . . . . . . . . . .      512,257         534,295
  Dividends payable . . . . . . . . . . . . . . . . . . . .      365,137         314,530
                                                             ----------------------------
    Total current liabilities . . . . . . . . . . . . . . .    3,629,793       2,885,479
Deferred rent . . . . . . . . . . . . . . . . . . . . . . .    1,312,836       1,247,639
                                                             ----------------------------
    Total liabilities . . . . . . . . . . . . . . . . . . .    4,942,629       4,133,118
                                                             ----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERSEQUITY:
Preferred stock, 10,000,000 shares authorized, none issued.            -               -
Common stock, $.01 par value; 40,000,000 shares authorized,
  8,298,564 and 7,863,251 shares issued and outstanding . .       82,986          78,632
Additional paid-in capital. . . . . . . . . . . . . . . . .   35,648,245      34,337,887
Note receivable . . . . . . . . . . . . . . . . . . . . . .     (786,818)              -
Deferred compensation . . . . . . . . . . . . . . . . . . .     (246,224)              -
Retained deficit. . . . . . . . . . . . . . . . . . . . . .   (7,561,095)     (6,439,934)
                                                             ------------  --------------
    Total stockholders' equity. . . . . . . . . . . . . . .   27,137,094      27,976,585
                                                             ------------  --------------
    Total liabilities and stockholders' equity. . . . . . .  $32,079,723   $  32,109,703
                                                             ============  ==============

        The accompanying notes are an integral part of these statements.

                                    PYRAMID BREWERIES INC.

                                   STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                               Three Months Ended June 30,  Six Months Ended June 30,
                                                    2001        2000          2001           2000
                                                -----------  -----------  -------------   -------------
Gross sales. . . . . . . . . . . . . . . . . .  $ 9,366,493  $ 8,424,897  $ 15,944,313     $14,947,829
Less excise taxes. . . . . . . . . . . . . . .      446,788      506,298       724,594         861,743
                                                -----------  -----------  -------------   -------------
Net sales. . . . . . . . . . . . . . . . . . .    8,919,705    7,918,599    15,219,719      14,086,086
Cost of sales. . . . . . . . . . . . . . . . .    6,289,352    5,713,906    11,246,909      10,422,639
                                                -----------  -----------  -------------   -------------
Gross margin . . . . . . . . . . . . . . . . .    2,630,353    2,204,693     3,972,810       3,663,447
Selling, general and administrative expenses .    2,475,558    1,981,127     4,645,679       3,742,153
                                                -----------  -----------  -------------   -------------
Operating income (loss). . . . . . . . . . . .      154,795      223,566      (672,869)        (78,706)
Other income, net. . . . . . . . . . . . . . .      161,874      219,431       263,100         311,852
                                                -----------  -----------  -------------   -------------
Income (loss) before income taxes. . . . . . .      316,669      442,997      (409,769)        233,146
Provision for income taxes . . . . . . . . . .            -            -             -               -
                                                -----------  -----------  -------------   -------------
Net income (loss). . . . . . . . . . . . . . .  $   316,669  $   442,997  $   (409,769)   $    233,146
                                                ===========  ===========  =============   =============

Basic and diluted net income (loss) per share.  $      0.04  $      0.06  $      (0.05)   $       0.03
Weighted average basic shares outstanding. . .    7,920,376    7,924,514     7,894,132       8,036,612
Weighted average diluted shares outstanding. .    8,077,134    7,926,029     7,894,132       8,042,377

  Beer barrels shipped . . . . . . . . . . . .       31,600       30,000        53,900          53,500
  Soda barrels shipped . . . . . . . . . . . .       15,100       11,000        24,900          19,500
                                                -----------  -----------  -------------   -------------
  Total barrels shipped. . . . . . . . . . . .       46,700       41,000        78,800          73,000
                                                ===========  ===========  =============   =============

        The accompanying notes are an integral part of these statements.

                                    PYRAMID BREWERIES INC.

                                   STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                      Six Months Ended June 30,
OPERATING ACTIVITIES:                                                    2001          2000
                                                                      -----------  ------------
  Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . .  $ (409,769)  $   233,146
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . .   1,177,682     1,263,656
  Stock compensation . . . . . . . . . . . . . . . . . . . . . . . .     183,599             -
  Loss (gain) on sales of fixed assets . . . . . . . . . . . . . . .         436        (5,518)
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .           -       170,879
  Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . .      65,197       111,890
Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .    (475,551)     (830,511)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (305,410)      225,539
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . .     147,558        83,844
  Accounts payable and accrued expenses. . . . . . . . . . . . . . .     715,745       117,393
  Refundable deposits. . . . . . . . . . . . . . . . . . . . . . . .     (22,038)          858
                                                                      -----------  ------------
    Net cash provided by operating activities. . . . . . . . . . . .   1,077,449     1,371,176
INVESTING ACTIVITIES:
  Acquisitions of fixed assets . . . . . . . . . . . . . . . . . . .    (429,725)     (396,623)
  Proceeds from sales of fixed assets. . . . . . . . . . . . . . . .       1,577       118,730
  Proceeds from long-term receivable . . . . . . . . . . . . . . . .           -       185,820
                                                                      -----------  ------------
    Net cash used in investing activities. . . . . . . . . . . . . .    (428,148)      (92,073)
FINANCING ACTIVITIES:
  Proceeds from the sale of common stock . . . . . . . . . . . . . .      98,071        38,031
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . .    (114,587)            -
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . .    (660,785)     (648,005)
  Repurchase and retirement of common stock. . . . . . . . . . . . .           -      (773,560)
                                                                      -----------  ------------
    Net cash used in financing activities. . . . . . . . . . . . . .    (677,301)   (1,383,534)
                                                                      -----------  ------------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . .     (28,000)     (104,431)
Cash and cash equivalents at beginning of period . . . . . . . . . .   6,444,145     6,303,540
                                                                      -----------  ------------
Cash and cash equivalents at end of period . . . . . . . . . . . . .  $6,416,145   $ 6,199,109
                                                                      ===========  ============

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS  OF  PRESENTATION:

     Pyramid Breweries Inc. (the "Company"), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of June 30, 2001, the Company's products were distributed in 32 states and Canada. The Company operates two restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

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


2.   INVENTORIES:

                                   JUNE 30,   DECEMBER 31,
                                     2001         2000
                                  ----------  -------------
          Raw materials. . . . .  $  665,046  $     481,601
          Work in process. . . .     204,816        109,510
          Finished goods . . . .     599,936        573,277
                                  ----------  -------------
                                  $1,469,798  $   1,164,388
                                  ==========  =============

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale


3.   FIXED  ASSETS:

                                             JUNE 30,     DECEMBER 31,
                                               2001           2000
                                           ------------  --------------
          Brewery and retail equipment. .  $14,354,829   $  14,246,061
          Furniture and fixtures. . . . .      902,042         772,562
          Leasehold improvements. . . . .   13,742,561      13,563,615
          Construction in progress. . . .      165,888         165,555
          Assets held for sale. . . . . .        3,832           3,832
                                           ------------  --------------
                                            29,169,152      28,751,625
          Less: accumulated depreciation.   (8,618,221)     (7,625,733)
                                           ------------  --------------
                                           $20,550,931   $  21,125,892
                                           ============  ==============

4.   EARNINGS  PER  SHARE

     Basic earnings per share was computed by dividing net income available to common shareholders by weighted average shares outstanding. Options to purchase approximately 341,000 and 447,000 for the quarter and six months ended June 30, 2001, respectively, and approximately 849,000 shares of common stock were outstanding during the quarter and six months ended June 30, 2000 but were not included in the calculation of diluted earning per share because the exercise price of the options were greater than the average market price of the common shares. Dilutive earnings per share was calculated as follows:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                   2001        2000        2001         2000
                                                ----------  ----------  -----------  ----------
Earnings:
  Net income (loss). . . . . . . . . . . . . .  $  316,669  $  442,997  $ (409,769)  $  233,146

Shares:
  Weighted average basic shares outstanding. .   7,920,376   7,924,514   7,894,132    8,036,612
  Stock option dilution. . . . . . . . . . . .     156,758       1,515           -        5,765
                                                ----------  ----------  -----------  ----------
  Weighted average diluted shares outstanding.   8,077,134   7,926,029   7,894,132    8,042,377
                                                ----------  ----------  -----------  ----------
    Diluted earnings per share . . . . . . . .  $     0.04  $     0.06  $    (0.05)  $     0.03
                                                ==========  ==========  ===========  ==========


5.   STOCKHOLDERS'  EQUITY

                                 COMMON STOCK      ADDITIONAL                 DEFERRED                    TOTAL
                              ------------------    PAID-IN        NOTE       COMPEN-     RETAINED     STOCKHOLDERS'
                               SHARES    AMOUNT     CAPITAL     RECEIVABLE     SATION      DEFICIT        EQUITY
                              -------------------------------------------------------------------------------------
Balance at December 31, 2000  7,863,251  $78,632  $34,337,887            -           -   $(6,439,934)  $27,976,585
  Net loss . . . . . . . . .          -        -            -            -           -      (409,769)     (409,769)
  Shares issued. . . . . . .     19,613      196       39,377            -           -        39,573
  Exercised stock options . .   415,700    4,158      841,158     (786,818)          -             -        58,498
  Stock compensation . . . .          -        -      183,599            -           -             -       183,599
  Deferred compensation. . .          -        -      246,224            -    (246,224)            -             -
  Dividends declared . . . .          -        -            -            -           -      (711,392)     (711,392)
                              -------------------------------------------------------------------------------------
Balance at June 30, 2001 . .  8,298,564  $82,986  $35,648,245  $  (786,818)  $(246,224)  $(7,561,095)  $27,137,094
                              =====================================================================================

     In June 2001, the Company issued a $787,000 full recourse note to the CEO in exchange for the exercise of options for 387,400 shares of the Company's common stock. In addition, the Company issued a $115,000 full recourse note to the CEO to fund his payment of taxes on the exercise of the options. The notes are due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares are unrestricted, except for being pledged as collateral for the loans, and the remaining 252,300 shares become unrestricted over the next three and one-half years. During the quarter ended June 30, 2001, the Company recorded $180,000 in compensation expense in connection with this equity arrangement.

6.   COMMITMENTS  AND  CONTINGENCIES:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

7.   CASH  DIVIDEND:

     The Board of Directors announced on May 4, 2001, the declaration of a $0.044 per common share dividend payable on July 16, 2001 to shareholders of record on June 29, 2001. The cash dividend declared totaled approximately $365,000 for all common stock outstanding as of the date of record.

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

Segment profit and segment assets are as follows:


                                                                 BEVERAGE
                                                                OPERATIONS    ALEHOUSE    OTHER     TOTAL
                                                                -----------  ----------  --------  --------
                                                                          (DOLLARS IN THOUSANDS)
QUARTER ENDED JUNE 30, 2001
    Revenues from external customers . . . . . . . . . . . . .  $     7,044  $   2,322   $     -   $ 9,366
    Intersegment revenues. . . . . . . . . . . . . . . . . . .           86        (86)        -         -
    Interest income. . . . . . . . . . . . . . . . . . . . . .            -          -        66        66
    Depreciation and amortization including stock compensation          454        103       217       774
    Operating income . . . . . . . . . . . . . . . . . . . . .          722        364      (931)      155
    Capital expenditures . . . . . . . . . . . . . . . . . . .           91         14        78       183
    Total assets . . . . . . . . . . . . . . . . . . . . . . .       16,641      3,228    12,211    32,080

QUARTER ENDED JUNE 30, 2000
    Revenues from external customers . . . . . . . . . . . . .  $     6,347  $   2,078   $     -   $ 8,425
    Intersegment revenues. . . . . . . . . . . . . . . . . . .           71        (71)        -         -
    Interest income. . . . . . . . . . . . . . . . . . . . . .            -          -       104       104
    Depreciation and amortization including stock compensation          495         98        37       630
    Operating income . . . . . . . . . . . . . . . . . . . . .          640        176      (592)      224
    Capital expenditures . . . . . . . . . . . . . . . . . . .           41         54        25       120
    Total assets . . . . . . . . . . . . . . . . . . . . . . .       17,810      3,494    11,485    32,789

SIX MONTHS ENDED JUNE 30, 2001
    Revenues from external customers . . . . . . . . . . . . .  $    11,812  $   4,132   $     -   $15,944
    Intersegment revenues. . . . . . . . . . . . . . . . . . .          140       (140)        -         -
    Interest income. . . . . . . . . . . . . . . . . . . . . .            -          -       160       160
    Depreciation and amortization including stock compensation          902        206       253     1,361
    Operating loss . . . . . . . . . . . . . . . . . . . . . .          416        496    (1,585)     (673)
    Capital expenditures . . . . . . . . . . . . . . . . . . .          211         99       120       430
    Total assets . . . . . . . . . . . . . . . . . . . . . . .       16,641      3,228    12,211    32,080

SIX MONTHS ENDED JUNE 30, 2000
    Revenues from external customers . . . . . . . . . . . . .  $    11,183  $   3,765   $     -   $14,948
    Intersegment revenues. . . . . . . . . . . . . . . . . . .          130       (130)        -         -
    Interest income. . . . . . . . . . . . . . . . . . . . . .            -          -       180       180
    Depreciation and amortization including stock compensation          940        205       119     1,264
    Operating loss . . . . . . . . . . . . . . . . . . . . . .          960        219    (1,257)      (78)
    Capital expenditures . . . . . . . . . . . . . . . . . . .          104        228        64       396
    Total assets . . . . . . . . . . . . . . . . . . . . . . .       17,810      3,494    11,485    32,789

Other

     Other consists of interest income, general and administrative expense, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for fixed assets, which are presented by segment.

9.   NEW  ACCOUNTING  PRONOUNCEMENTS:

     In June 2001 the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED  UNAUDITED  OPERATING  DATA

                                                          QUARTER ENDED JUNE 30,
                                                          ----------------------
                                                 % OF        % OF
                                                 2001     NET SALES      2000     NET SALES
                                              ----------  ----------  ----------  ---------
Gross sales. . . . . . . . . . . . . . . . .  $9,366,493              $8,424,897
Less excise taxes. . . . . . . . . . . . . .     446,788                 506,298
                                              ----------  ----------  ----------  ---------
Net sales. . . . . . . . . . . . . . . . . .   8,919,705       100.0   7,918,599      100.0
Cost of sales. . . . . . . . . . . . . . . .   6,289,352        70.5   5,713,906       72.2
                                              ----------  ----------  ----------  ---------
Gross margin . . . . . . . . . . . . . . . .   2,630,353        29.5   2,204,693       27.8
Selling, general and administrative expenses   2,475,558        27.7   1,981,127       25.0
                                              ----------  ----------  ----------  ---------
Operating income . . . . . . . . . . . . . .     154,795         1.8     223,566        2.8
Other income, net. . . . . . . . . . . . . .     161,874         1.8     219,431        2.8
                                              ----------  ----------  ----------  ---------
Income before income taxes . . . . . . . . .     316,669         3.6     442,997        5.6
Provision for  income taxes. . . . . . . . .           -           -           -          -
                                              ----------  ----------  ----------  ---------
Net income . . . . . . . . . . . . . . . . .  $  316,669         3.6  $  442,997        5.6
                                              ==========  ==========  ==========  =========

Basic and diluted net income per share . . .  $     0.04              $     0.06
                                              ==========              ==========
Weighted  average basic shares outstanding .   7,920,376               7,924,514
                                              ==========              ==========
Weighted  average diluted shares outstanding   8,077,134               7,926,029
                                              ==========              ==========

OPERATING DATA (IN BARRELS):
  Beer barrels shipped . . . . . . . . . . .      31,600                  30,000
  Soda barrels shipped . . . . . . . . . . .      15,100                  11,000
                                              ==========              ==========
  Total barrels shipped. . . . . . . . . . .      46,700                  41,000
                                              ==========              ==========
  Annual production capacity at period end .     200,000                 172,000
                                              ==========              ==========

                                                              SIX MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                   % OF          % OF
                                                   2001       NET SALES        2000      NET SALES
                                               ------------  ------------  ------------  ----------
Gross sales . . . . . . . . . . . . . . . . .  $15,944,313                 $14,947,829
Less excise taxes . . . . . . . . . . . . . .      724,594                     861,743
                                               ------------  ------------  ------------  ----------
Net sales . . . . . . . . . . . . . . . . . .   15,219,719         100.0    14,086,086       100.0
Cost of sales . . . . . . . . . . . . . . . .   11,246,909          73.9    10,422,639        74.0
                                               ------------  ------------  ------------  ----------
Gross margin. . . . . . . . . . . . . . . . .    3,972,810          26.1     3,663,447        26.0
Selling, general and administrative expenses.    4,645,679          30.5     3,742,153        26.5
                                               ------------  ------------  ------------  ----------
Operating loss. . . . . . . . . . . . . . . .     (672,869)         (4.4)      (78,706)       (0.5)
Other income, net . . . . . . . . . . . . . .      263,100           1.7       311,852         2.2
                                               ------------  ------------  ------------  ----------
(Loss) income before income taxes . . . . . .     (409,769)         (2.7)      233,146         1.7
Provision for  income taxes . . . . . . . . .            -             -             -           -
                                               ------------  ------------  ------------  ----------
Net (loss) income . . . . . . . . . . . . . .  $  (409,769)         (2.7)  $   233,146         1.7
                                               ============  ============  ============  ==========

Basic and diluted net income (loss) per share  $     (0.05)                $      0.03
                                               ============                ============
Weighted  average basic shares outstanding. .    7,894,132                   8,036,612
                                               ============                ============
Weighted  average diluted shares outstanding.    7,894,132                   8,042,377
                                               ============                ============

OPERATING DATA (IN BARRELS):
  Beer barrels shipped. . . . . . . . . . . .       53,900                      53,500
  Soda barrels shipped. . . . . . . . . . . .       24,900                      19,500
                                               ------------                ------------
  Total barrels shipped . . . . . . . . . . .       78,800                      73,000
                                               ============                ============
  Annual production capacity at period end. .      200,000                     172,000
                                               ============                ============


QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

     Gross Sales. Gross sales increased 11.2% to $9,366,000 for the second quarter ended June 30, 2001 from $8,425,000 in the same quarter of the prior year. This increase in gross sales was the result of increased sales in both divisions, wholesale beverage and alehouse restaurants. Wholesale beverage sales increased 11.0% to $7,044,000 in the second quarter of 2001 from $6,347,000 in the same quarter of 2000. This increase was primarily due to a 37.3% increase in Thomas Kemper Soda barrels shipped to 15,100 barrels from 11,000 barrels in the same quarter of the prior year. Alehouse sales increased 11.7% to $2,322,000 from $2,078,000 for quarters ended June 30, 2001 and 2000, respectively, due to increased patronage at the Seattle alehouse. Total wholesale beer shipments increased 5.3% to 31,600 barrels for the second quarter of 2001 from 30,000 over the same quarter of the prior year. Of total beer shipments, Pyramid beer increased 7.8% to 29,800 barrels while Thomas Kemper beer shipments decreased 22.7% to 1,800 barrels for the second quarter of 2001 compared to the same quarter of the prior year. The beer product mix shifted to a lower percentage of draft sales to 37.7% for the quarter ended June 30, 2001 from 39.9% for the same quarter of the prior year.

     Excise Taxes. Excise taxes decreased to 4.8% of gross sales for the second quarter ended June 30, 2001 from 6.0% of gross sales in the same quarter of the prior year. The decrease in excise taxes as a percentage of gross sales was due mainly to a greater portion of alehouse and soda sales during the quarter ended June 30, 2001, which do not bear excise tax, and a lower Washington state excise tax.

     Gross Margin. Gross margin increased 19.3% to $2,630,000 for the second quarter ended June 30, 2001 from $2,205,000 in the same quarter of the prior year. Gross margin as a percentage of net sales increased to 29.5% for the second quarter ended June 30, 2001 from 27.8% for the same quarter of the prior year. This increase as a percentage of net sales was due primarily to increased sales volume overall and cost efficiencies in the alehouse division.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 25.0% to $2,476,000 from $1,981,000 for the quarters ended June 30, 2001 and 2000, respectively. Selling, general and administrative expenses as a percent of net sales increased to 27.7% from 25.0% for the same quarter of the prior year. This increase in expense was primarily due to a charge of $180,000 related to the new equity arrangement with the company's CEO and non-recurring refunds of excise taxes of approximately $150,000 recorded as a reduction in general and administrative expenses during the prior year.

     Other Income, net. Other income decreased 26.0% to $162,000 for the second quarter ended June 30, 2001 from $219,000 for the second quarter of the prior year. The decrease was due primarily to lower interest income during the current year.

     Income Taxes. The Company recorded no income tax benefit or provision for the quarters ended June 30, 2001 and 2000. As of December 31, 2000, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Income. Net income decreased $126,000 to $317,000 for the quarter ended June 30, 2001 from $443,000 reported for the same quarter of the prior year. The decrease in net income was due mainly to increased selling, general and administrative expenses for the second quarter ended June 30, 2001.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Gross Sales. Gross sales increased 6.7% to $15,944,000 for the six month period ended June 30, 2001 from $14,948,000 in the same six month period of the prior year. This increase in gross sales was mainly the result of increased wholesale soda and alehouse sales. Wholesale beverage sales increased 5.6% to $11,812,000 in the six month period ended June 30, 2001 from $11,183,000 in the same period of 2000. This increase was due to a 27.7% increase in Thomas Kemper Soda barrels shipped to 24,900 barrels from 19,500 barrels in the same six month period of the prior year. Alehouse sales increased 9.7% to $4,132,000 from $3,765,000 for six months ended June 30, 2001 and 2000, respectively, due to increased sales prices and patronage at both alehouse restaurants. Wholesale beer shipments increased slightly to 53,900 barrels for the first six months of 2001 from 53,500 over the same period of the prior year. Of wholesale beer shipments, Pyramid beer increased 3.0% to 50,700 barrels while Thomas Kemper beer shipments decreased 24.9% to 3,200 barrels for the second quarter of 2001 compared to the same quarter of the prior year. The beer product mix was similar for both periods, as percentage of draft sales was 41.0% for the six months ended June 30, 2001 versus 40.9% for the same period of the prior year.

     Excise Taxes. Excise taxes decreased to 4.5% of gross sales for the six month period ended June 30, 2001 from 5.8% of gross sales for the same six month period of the prior year. The decrease in excise taxes as a percentage of gross sales was due to a higher proportion of alehouse and soda sales, which do not bear excise tax, and a lower Washington state excise tax.

     Gross Margin. Gross margin increased 8.5% to $3,973,000 for the six month period ended June 30, 2001 from $3,663,000 for the same six month period of the prior year. Gross margin as a percentage of net sales improved to 26.1% for the six month period ended June 30, 2001 from 26.0% for the same six month period of the prior year. Although gross margins in the alehouse division have improved due to cost efficiencies, these improvements have been offset by increased energy costs company-wide.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 24.4% to $4,656,000 for the six month period ended June 30, 2001 from $3,742,000 for the same period of the prior year. Selling, general and administrative expenses as a percent of net sales also increased to 30.5% from 26.5% for the same period of the prior year. This increase in expense was primarily due to increased marketing expense of $363,000 related to a brand awareness campaign, a non cash charge of $180,000 related to the new equity arrangement with the company's CEO and non-recurring refunds of excise taxes of approximately $150,000 recorded as a reduction in general and administrative expenses during the prior year.

     Other Income, net. Other income decreased to $263,000 for the six month period ended June 30, 2001 from $312,000 for the same six month period of the prior year. The decrease was due primarily to a decrease in interest income during the current year.

     Income Taxes. The Company recorded no income tax provision for the six month periods ended June 30, 2001 and 2000. As of December 31, 2000, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net (Loss) Income. The net loss for the six month period ended June 30, 2001 was $410,000, a decrease of $643,000, compared to net income of $233,000 reported for the same period of the prior year. The net loss was due mainly to increased selling, general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities during the six month period ended June 30, 2001 was $1,077,000 compared to $1,371,000 for the same period of the prior year. This decrease was due primarily to the increase in net loss for the current period. Net cash used in investing activities for the six months ended June 30, 2001 was $428,000 compared to net cash used in investing activities of $92,000 for the same period of the prior year. The cash used in investing activities in 2001 included funds used to expand the Seattle alehouse seating area and signage and install production equipment in the Berkeley brewery. The prior year expenditures were partially offset by proceeds from the sale of old production equipment and collection of a long-term note receivable. At June 30, 2001, the Company had working capital of $7,147,000 compared to $7,431,000 at December 31, 2000.

     On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company's common stock from time to time on the open market. Stock repurchases are at the discretion of management and depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's management may consider relevant. As of June 30, 2001, the Company has repurchased 445,998 shares at an average price of $1.94 per share.

     The Company had a $5,000,000 line of credit (the Line of Credit) for short-term operating needs which expired on July 31, 2001. Borrowings under the Line of Credit would have accrued interest at either the bank's prime rate or at LIBOR plus 150 basis points. The Company is currently negotiating a new Line of Credit. As of June 30, 2001, the Company had not borrowed on the Line of Credit.

     Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures in 2001 are expected to be comparable to the 2000 expenditures. Planned projects include the continued upgrading of brewery equipment and alehouse facilities in the Seattle and Berkeley locations. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations and borrowings under a Line of Credit, will be sufficient for the Company's working capital needs.

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


PART  II.  --  OTHER  INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual shareholder meeting was held on May 3, 2001. During the meeting, the election of two directors was submitted to a vote of security holders and duly elected for terms of three years each. Martin Kelly was re-elected by a vote of 7,587,318 for and 34,693 votes were withheld. Kurt Dammeier was re-elected by a vote of 7,585,318 for and 36,693 votes were withheld. The terms of office as directors continued after the meeting for Scott Barnum, George Hancock and Nancy Mootz.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following exhibits are filed as part of this report.

     3.1*      Amended  and  Restated  Articles  of  Incorporation
     3.2*      Amended  and  Restated  Bylaws
     10.10     Amended  and Restated Employment Agreement between the Registrant and  Martin  Kelly
     10.13     Promissory Note between the Registrant and Martin Kelly
     10.14     Promissory Note between the Registrant and Martin Kelly
     10.15     Stock  Purchase  and Restriction Agreement between the Registrant and  Martin  Kelly

     *Incorporated by reference to the exhibits filed as part of the Company's Registration Statement on Form S-1 (File No. 33-97834).

(B)  REPORTS  ON  FORM  8-K

     None filed during the quarter ended June 30, 2001.

ITEMS 1, 2, 3, AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 14, 2001.

                                PYRAMID BREWERIES INC.



                                By:   /s/ L. WAYNE DRURY
                                   ----------------------------------
                                    L. Wayne Drury, Vice President
                                    and Chief Financial Officer


                                By:   /s/ R. MARTIN KELLY
                                   ----------------------------------
                                    R. Martin Kelly, President
                                    and Chief Executive Officer


     DATE: August 14, 2001

                                  EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION
          -----------

10.10 Amended and Restated Employment Agreement between the Registrant and Martin Kelly

10.13     Promissory  Note  between  the  Registrant  and  Martin  Kelly

10.14     Promissory  Note  between  the  Registrant  and  Martin  Kelly

10.15 Stock Purchase and Restriction Agreement between the Registrant and Martin Kelly