Form 10-Q
period 2001-09-30
PYRAMID BREWERIES INC
filed 2001-11-13
CIK 1001917

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

        FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  2001

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

Common  Stock,  par  value  of  $.01 per share: 8,305,892 shares of common stock outstanding  as  of  September  30,  2001



                   Pages 1 of 14 sequentially numbered pages.

                             PYRAMID BREWERIES INC.
                                    FORM 10-Q
        FOR THE QUARTERLY AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001

                                  TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Balance Sheets
           September 30, 2001 and December 31, 2000. . . . . . . . . . . . . . .   3
         Statements of Operations
           Three Month and Nine Month Periods Ended September 30, 2001 and 2000    4
         Statements of Cash Flows
           Nine Month Periods Ended September 30, 2001 and 2000. . . . . . . . .   5
         Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .   6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . . . . . .   10

PART II  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .   13

         SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                         ITEM 1 -- FINANCIAL STATEMENTS

                             PYRAMID BREWERIES INC.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                              September 30,    December 31,
                                                                  2001            2000
                                                             ---------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .  $    5,956,960   $   6,444,145
  Accounts receivable, net. . . . . . . . . . . . . . . . .       1,370,356       1,664,466
  Inventories . . . . . . . . . . . . . . . . . . . . . . .       1,522,859       1,164,388
  Prepaid expenses and other. . . . . . . . . . . . . . . .         720,123         710,559
  Deferred income taxes . . . . . . . . . . . . . . . . . .         332,635         332,635
                                                             ---------------  --------------
    Total current assets. . . . . . . . . . . . . . . . . .       9,902,933      10,316,193
                                                             ---------------  --------------
Fixed assets, net . . . . . . . . . . . . . . . . . . . . .      20,181,787      21,125,892
Note receivable from officer for exercise of stock options.         109,921               -
Deferred income taxes . . . . . . . . . . . . . . . . . . .         148,674         148,674
Other assets. . . . . . . . . . . . . . . . . . . . . . . .         468,253         518,944
                                                             ---------------  --------------
    Total assets. . . . . . . . . . . . . . . . . . . . . .  $   30,811,568   $  32,109,703
                                                             ===============  ==============

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .  $      807,647   $     739,284
  Accrued expenses. . . . . . . . . . . . . . . . . . . . .       1,108,266       1,297,370
  Refundable deposits . . . . . . . . . . . . . . . . . . .         434,299         534,295
  Dividends payable . . . . . . . . . . . . . . . . . . . .         365,459         314,530
                                                             ---------------  --------------
    Total current liabilities . . . . . . . . . . . . . . .       2,715,671       2,885,479
Deferred rent . . . . . . . . . . . . . . . . . . . . . . .       1,283,568       1,247,639
                                                             ---------------  --------------
    Total liabilities . . . . . . . . . . . . . . . . . . .       3,999,239       4,133,118
                                                             ---------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued .              -               -
Common stock, $.01 par value; 40,000,000 shares authorized,
  8,305,892 and 7,863,251 shares issued and outstanding . .          83,059          78,632
Additional paid-in capital. . . . . . . . . . . . . . . . .      35,663,115      34,337,887
Note receivable . . . . . . . . . . . . . . . . . . . . . .        (786,818)              -
Deferred compensation . . . . . . . . . . . . . . . . . . .        (217,050)              -
Retained deficit. . . . . . . . . . . . . . . . . . . . . .      (7,929,977)     (6,439,934)
                                                             ---------------  --------------
    Total stockholders' equity. . . . . . . . . . . . . . .      26,812,329      27,976,585
                                                             ---------------  --------------
    Total liabilities and stockholders' equity. . . . . . .  $   30,811,568   $  32,109,703
                                                             ===============  ==============

        The accompanying notes are an integral part of these statements.

                                                  PYRAMID BREWERIES INC.

                                                 STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                               Three Months Ended September 30,      Nine Months Ended September 30,
                                                    2001               2000              2001               2000
                                              -----------------  ----------------  -----------------  ----------------
Gross sales  . . . . . . . . . . . . . . . .  $      8,428,921   $      8,148,329  $     24,373,234   $     23,096,158
Less excise taxes  . . . . . . . . . . . . .           403,796            445,845         1,128,390          1,307,588
                                              -----------------  ----------------  -----------------  ----------------
Net sales  . . . . . . . . . . . . . . . . .         8,025,125          7,702,484        23,244,844         21,788,570
Cost of sales  . . . . . . . . . . . . . . .         6,275,180          5,460,344        17,522,089         15,882,983
                                              -----------------  ----------------  -----------------  ----------------
Gross margin . . . . . . . . . . . . . . . .         1,749,945          2,242,140         5,722,755          5,905,587
Selling, general and administrative expenses         1,953,864          2,036,266         6,599,543          5,778,419
                                              -----------------  ----------------  -----------------  ----------------
Operating (loss) income. . . . . . . . . . .          (203,919)           205,874          (876,788)           127,168
Other income, net. . . . . . . . . . . . . .           200,496            159,308           463,596            471,160
                                              -----------------  ----------------  -----------------  ----------------
(Loss) income before income taxes. . . . . .            (3,423)           365,182          (413,192)           598,328
Provision for income taxes . . . . . . . . .                 -                  -                 -                  -
                                              -----------------  ----------------  -----------------  ----------------
Net (loss) income. . . . . . . . . . . . . .  $         (3,423)  $        365,182  $       (413,192)  $        598,328
                                              =================  ================  =================  ================

Basic net (loss) income per share. . . . . .  $          (0.00)  $           0.05  $          (0.05)  $           0.08
Weighted average basic shares outstanding. .         8,079,760          7,830,072         7,826,916          7,967,765
Diluted net (loss) income per share. . . . .  $          (0.00)  $           0.05  $          (0.05)  $           0.07
Weighted average diluted shares outstanding          8,079,760          7,884,702         7,826,916          7,981,275

  Beer barrels shipped . . . . . . . . . . .            27,800             28,200            81,700             81,700
  Soda barrels shipped . . . . . . . . . . .            12,600             10,800            37,500             30,300
                                              -----------------  ----------------  -----------------  ----------------
  Total barrels shipped. . . . . . . . . . .            40,400             39,000           119,200            112,000
                                              =================  ================  =================  ================

        The accompanying notes are an integral part of these statements.

                                      PYRAMID BREWERIES INC.

                                     STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                   Nine Months Ended September 30,
OPERATING ACTIVITIES:                                                     2001          2000
                                                                      ------------  ------------
  Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . .  $  (413,192)  $   598,328
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . .    1,762,289     1,904,260
    Stock compensation . . . . . . . . . . . . . . . . . . . . . . .      214,159             -
    Loss on sales of fixed assets. . . . . . . . . . . . . . . . . .        1,028        58,725
    Deferred income taxes, net . . . . . . . . . . . . . . . . . . .            -       453,483
    Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . .       35,929       154,054
Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .      294,110      (149,320)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .     (358,471)      (74,052)
    Prepaid expenses and other . . . . . . . . . . . . . . . . . . .     (211,752)     (320,081)
    Accounts payable and accrued expenses. . . . . . . . . . . . . .     (120,741)      390,720
    Refundable deposits. . . . . . . . . . . . . . . . . . . . . . .      (99,996)       24,619
                                                                      ------------  ------------
      Net cash provided by operating activities. . . . . . . . . . .    1,103,363     3,040,736
INVESTING ACTIVITIES:
    Acquisitions of fixed assets . . . . . . . . . . . . . . . . . .     (581,480)     (625,213)
    Proceeds from sales of fixed assets. . . . . . . . . . . . . . .       15,147       143,013
    Proceeds from long-term receivable . . . . . . . . . . . . . . .            -       185,820
                                                                      ------------  ------------
      Net cash used in investing activities. . . . . . . . . . . . .     (566,333)     (296,380)
FINANCING ACTIVITIES:
    Proceeds from the sale of common stock . . . . . . . . . . . . .      111,628        92,645
    Note receivable. . . . . . . . . . . . . . . . . . . . . . . . .     (109,921)            -
    Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . .   (1,025,922)     (960,783)
    Repurchase and retirement of common stock. . . . . . . . . . . .            -      (773,560)
                                                                      ------------  ------------
      Net cash used in financing activities. . . . . . . . . . . . .   (1,024,215)   (1,641,698)
                                                                      ------------  ------------
(Decrease) increase in cash and cash equivalents . . . . . . . . . .     (487,185)    1,102,658
Cash and cash equivalents at beginning of period . . . . . . . . . .    6,444,145     6,303,540
                                                                      ------------  ------------
Cash and cash equivalents at end of period . . . . . . . . . . . . .  $ 5,956,960   $ 7,406,198
                                                                      ============  ============

        The accompanying notes are an integral part of these statements.

                             PYRAMID BREWERIES INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS  OF  PRESENTATION:

     Pyramid Breweries Inc. (the "Company"), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of September 30, 2001, the Company's products were distributed in 32 states and Canada. The Company operates two restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

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

2.   INVENTORIES:

                                          SEPTEMBER 30,   DECEMBER 31,
                                             2001           2000
                                         --------------  -------------
        Raw materials. . . . . . . . .   $      587,342  $     481,601
        Work in process. . . . . . . .          160,314        109,510
        Finished goods . . . . . . . .          775,203        573,277
                                         --------------  -------------
                                         $    1,522,859  $   1,164,388
                                         ==============  =============

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

                                          SEPTEMBER 30,    DECEMBER 31,
                                              2001             2000
                                         ---------------  --------------
        Brewery and retail equipment. .  $   14,397,605   $  14,246,061
        Furniture and fixtures. . . . .         904,706         772,562
        Leasehold improvements. . . . .      13,744,788      13,563,615
        Construction in progress. . . .         227,476         165,555
        Assets held for sale. . . . . .           3,832           3,832
                                         ---------------  --------------
                                             29,278,407      28,751,625
        Less: accumulated depreciation.      (9,096,620)     (7,625,733)
                                         ---------------  --------------
                                         $   20,181,787   $  21,125,892
                                         ===============  ==============

4.   EARNINGS  PER  SHARE

     Basic earnings per share was computed by dividing net income available to common shareholders by weighted average shares outstanding. The effect of stock options has not been included in the calculation of diluted net loss per share for the quarter and nine months ended September 30, 2001, as the effect is antidilutive. Options to purchase approximately 813,000 shares of common stock were outstanding as of September 30, 2001. Options not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares were 555,000 and 975,000 for the quarter and nine months ended September 30, 2000, respectively. Dilutive earnings per share was calculated as follows:

                                                  Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                  2001         2000        2001         2000
                                               -----------  ----------  -----------  ----------
Earnings:
  Net (loss) income . . . . . . . . . . . . .  $   (3,423)  $  365,182  $ (413,192)  $  598,328

Shares:
  Weighted average basic shares outstanding .   8,079,760    7,830,072   7,826,916    7,967,765
  Stock option dilution . . . . . . . . . . .           -       54,630           -       13,510
                                               -----------  ----------  -----------  ----------
  Weighted average diluted shares outstanding   8,079,760    7,884,702   7,826,916    7,981,275
                                               -----------  ----------  -----------  ----------
    Diluted earnings per share. . . . . . . .  $    (0.00)  $     0.05  $    (0.05)  $     0.07
                                               ===========  ==========  ===========  ==========

5.   STOCKHOLDERS'  EQUITY

                                            COMMON STOCK      ADDITIONAL                 DEFERRED                    TOTAL
                                         ------------------    PAID-IN       NOTE         COMPEN-    RETAINED     STOCKHOLDERS'
                                          SHARES    AMOUNT     CAPITAL     RECEIVABLE     SATION      DEFICIT        EQUITY
                                         ---------  -------  -----------  ------------  ----------  ------------  ------------
Balance at December 31, 2000. . . . . .  7,863,251  $78,632  $34,337,887            -           -   $(6,439,934)  $27,976,585
  Net loss. . . . . . . . . . . . . . .          -        -            -            -           -      (413,192)     (413,192)
  Shares issued . . . . . . . . . . . .     26,941      269       52,861                        -             -        53,130
  Exercised stock options . . . . . . .    415,700    4,158      841,158     (786,818)          -             -        58,498
  Stock compensation including
     amortization of stock compensation          -        -      184,985            -      29,174             -       214,159
  Deferred compensation . . . . . . . .          -        -      246,224            -    (246,224)            -             -
  Dividends declared. . . . . . . . . .          -        -            -            -           -    (1,076,851)   (1,076,851)
                                         ---------  -------  -----------  ------------  ----------  ------------  ------------
Balance at September 30, 2001 . . . . .  8,305,892  $83,059  $35,663,115  $  (786,818)  $(217,050)  $(7,929,977)  $26,812,329
                                         =========  =======  ===========  ============  ==========  ============  ============

6.   COMMITMENTS  AND  CONTINGENCIES:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

7.   CASH  DIVIDEND:

     The Board of Directors announced on August 21, 2001, the declaration of a $0.044 per common share dividend payable on October 12, 2001 to shareholders of record on September 28, 2001. The cash dividends declared totaled approximately $365,000 for all common stock outstanding as of the date of record.

8.   SEGMENT  INFORMATION:

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," and reports segment information in the same format as reviewed by the Company's management, which is organized around differences in products and services.

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

Segment  profit  and  segment  assets  are  as  follows:

                                               BEVERAGE
                                              OPERATIONS    ALEHOUSE    OTHER      TOTAL
                                              -----------  ----------  --------  ---------
                                                        (DOLLARS IN THOUSANDS)
QUARTER ENDED SEPTEMBER 30, 2001
    Revenues from external customers . . . .  $     5,989  $   2,440   $     -   $  8,429
    Intersegment revenues. . . . . . . . . .           89        (89)        -          -
    Interest income. . . . . . . . . . . . .            -          -        71         71
    Depreciation and amortization including
       stock compensation. . . . . . . . . .          448        104        63        615
    Operating income (loss). . . . . . . . .           33        272      (509)      (204)
    Capital expenditures . . . . . . . . . .           57         19        75        151
    Total assets . . . . . . . . . . . . . .       16,343      3,128    11,341     30,812

QUARTER ENDED SEPTEMBER 30, 2000
    Revenues from external customers . . . .  $     5,919  $   2,229   $     -   $  8,148
    Intersegment revenues. . . . . . . . . .           77        (77)        -          -
    Interest income. . . . . . . . . . . . .            -          -       118        118
    Depreciation and amortization including
       stock compensation. . . . . . . . . .          498        106        37        641
    Operating income (loss). . . . . . . . .          395        374      (563)       206
    Capital expenditures . . . . . . . . . .          171         40        18        229
    Total assets . . . . . . . . . . . . . .       18,671      3,524    11,070     33,265

NINE MONTHS ENDED SEPTEMBER 30, 2001
    Revenues from external customers . . . .  $    17,801  $   6,572   $     -   $ 24,373
    Intersegment revenues. . . . . . . . . .          228       (228)        -          -
    Interest income. . . . . . . . . . . . .            -          -       231        231
    Depreciation and amortization including
       stock compensation. . . . . . . . . .        1,350        310       316      1,976
    Operating income (loss). . . . . . . . .          449        768    (2,094)      (877)
    Capital expenditures . . . . . . . . . .          268        118       195        581
    Total assets . . . . . . . . . . . . . .       16,343      3,128    11,341     30,812

NINE MONTHS ENDED SEPTEMBER 30, 2000
    Revenues from external customers . . . .  $    17,102  $   5,994   $     -   $ 23,096
    Intersegment revenues. . . . . . . . . .          207       (207)        -          -
    Interest income. . . . . . . . . . . . .            -          -       298        298
    Depreciation and amortization including
       stock compensation. . . . . . . . . .        1,438        311       155      1,904
    Operating income (loss). . . . . . . . .        1,355        592    (1,820)       127
    Capital expenditures . . . . . . . . . .          275        268        82        625
    Total assets . . . . . . . . . . . . . .       18,671      3,524    11,070     33,265

Other

     Other consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for fixed assets, which are presented by segment.

9.   NEW  ACCOUNTING  PRONOUNCEMENTS:

     In June 2001 the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The annual amortization of existing goodwill of approximately $80,000 will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of

SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.


ITEM  2  --  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS

RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.


SELECTED  UNAUDITED  OPERATING  DATA

                                                          QUARTER ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                              % OF                    % OF
                                                 2001       NET SALES      2000     NET SALES
                                              -----------  -----------  ----------  ---------
Gross sales. . . . . . . . . . . . . . . . .  $8,428,921                $8,148,329
Less excise taxes. . . . . . . . . . . . . .     403,796                   445,845
                                              -----------  -----------  ----------  ---------
Net sales. . . . . . . . . . . . . . . . . .   8,025,125        100.0    7,702,484      100.0
Cost of sales. . . . . . . . . . . . . . . .   6,275,180         78.2    5,460,344       70.9
                                              -----------  -----------  ----------  ---------
Gross margin . . . . . . . . . . . . . . . .   1,749,945         21.8    2,242,140       29.1
Selling, general and administrative expenses   1,953,864         24.3    2,036,266       26.4
                                              -----------  -----------  ----------  ---------
Operating (loss) income. . . . . . . . . . .    (203,919)        (2.5)     205,874        2.7
Other income, net. . . . . . . . . . . . . .     200,496          2.5      159,308        2.0
                                              -----------  -----------  ----------  ---------
(Loss) income before income taxes. . . . . .      (3,423)        (0.0)     365,182        4.7
Provision for  income taxes. . . . . . . . .           -            -            -          -
                                              -----------  -----------  ----------  ---------
Net (loss) income. . . . . . . . . . . . . .  $   (3,423)        (0.0)  $  365,182        4.7
                                              ===========  ===========  ==========  =========

Basic net (loss) income per share. . . . . .  $    (0.00)               $     0.05
                                              ===========               ==========
Weighted average basic shares outstanding. .   8,079,760                 7,830,072
                                              ===========               ==========
Diluted net (loss) income per share. . . . .  $    (0.00)               $     0.05
                                              ===========               ==========
Weighted average diluted shares outstanding.   8,079,760                 7,884,702
                                              ===========               ==========

OPERATING DATA (IN BARRELS):
  Beer barrels shipped . . . . . . . . . . .      27,800                    28,200
  Soda barrels shipped . . . . . . . . . . .      12,600                    10,800
                                              -----------               ----------
  Total barrels shipped. . . . . . . . . . .      40,400                    39,000
                                              ===========               ==========
  Annual production capacity at period end .     200,000                   172,000
                                              ===========               ==========

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                                % OF                     % OF
                                                  2001       NET SALES       2000      NET SALES
                                              ------------  ------------  -----------  ---------
Gross sales. . . . . . . . . . . . . . . . .  $24,373,234                 $23,096,158
Less excise taxes. . . . . . . . . . . . . .    1,128,390                   1,307,588
                                              ------------  ------------  -----------  ---------
Net sales. . . . . . . . . . . . . . . . . .   23,244,844         100.0    21,788,570      100.0
Cost of sales. . . . . . . . . . . . . . . .   17,522,089          75.4    15,882,983       72.9
                                              ------------  ------------  -----------  ---------
Gross margin . . . . . . . . . . . . . . . .    5,722,755          24.6     5,905,587       27.1
Selling, general and administrative expenses    6,599,543          28.4     5,778,419       26.5
                                              ------------  ------------  -----------  ---------
Operating (loss) income. . . . . . . . . . .     (876,788)         (3.8)      127,168        0.6
Other income, net. . . . . . . . . . . . . .      463,596           2.0       471,160        2.1
                                              ------------  ------------  -----------  ---------
(Loss) income before income taxes. . . . . .     (413,192)         (1.8)      598,328        2.7
Provision for  income taxes. . . . . . . . .            -             -             -          -
                                              ------------  ------------  -----------  ---------
Net (loss) income. . . . . . . . . . . . . .  $  (413,192)         (1.8)  $   598,328        2.7
                                              ============  ============  ===========  =========

Basic net (loss) income per share. . . . . .  $     (0.05)                $      0.08
                                              ============                ===========
Weighted average basic shares outstanding. .    7,826,916                   7,967,765
                                              ============                ===========
Diluted net (loss) income per share. . . . .  $     (0.05)                $      0.07
                                              ============                ===========
Weighted average diluted shares outstanding.    7,826,916                   7,981,275
                                              ============                ===========

OPERATING DATA (IN BARRELS):
  Beer barrels shipped . . . . . . . . . . .       81,700                      81,700
  Soda barrels shipped . . . . . . . . . . .       37,500                      30,300
                                              ------------                -----------
  Total barrels shipped. . . . . . . . . . .      119,200                     112,000
                                              ============                ===========
  Annual production capacity at period end .      200,000                     172,000
                                              ============                ===========

QUARTER  ENDED  SEPTEMBER  30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

     Gross Sales. Gross sales increased 3.4% to $8,429,000 for the third quarter ended September 30, 2001 from $8,148,000 in the same quarter of the prior year. This increase in gross sales was mainly the result of increased wholesale soda and alehouse sales, while craft beer sales declined very slightly. Wholesale beverage sales increased 1.2% to $5,989,000 in the third quarter of 2001 from $5,919,000 in the same quarter of 2000. This increase was primarily due to a 16.7% increase in Thomas Kemper Soda barrel shipments to 12,600 from 10,800 barrels in the same quarter of the prior year. Alehouse sales increased 9.5% to $2,440,000 in the third quarter of 2001 from $2,229,000 in the same quarter of 2000. Total wholesale beer shipments were down slightly to 27,800 barrels for the third quarter of 2001 from 28,200 barrels the same quarter of the prior year. Of total beer shipments, Pyramid beer increased 0.8% to 26,400 barrels while Thomas Kemper beer shipments decreased 30.4% to 1,400 barrels for the third quarter of 2001 compared to the same quarter of the prior year. The beer product mix shifted to a higher percentage of draft sales to 43.1% for the quarter ended September 30, 2001 from 38.6% for the same quarter of the prior year.

     Excise Taxes. Excise taxes decreased to 4.8% of gross sales for the third quarter ended September 30, 2001 from 5.5% of gross sales in the same quarter of the prior year. The decrease in excise taxes as a percentage of gross sales was due mainly to a greater portion of soda and alehouse sales during the quarter ended September 30, 2001, which do not bear excise tax.

     Gross Margin. Gross margin decreased 21.9% to $1,750,000 for the third quarter ended September 30, 2001 from $2,242,000 in the same quarter of the prior year. Gross margin as a percentage of net sales decreased to 21.8% for the third quarter ended September 30, 2001 from 29.1% for the same quarter of the prior year. This decrease as a percentage of net sales was due primarily to increased utility and material costs in the brewery division and increased prime costs and general operating costs in the alehouse division.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 4.0% to $1,954,000 from $2,036,000 for the quarters ended September 30, 2001 and 2000, respectively. Selling, general and administrative expenses as a percent of net sales decreased to 24.3% from 26.4% for the same quarter of the prior year. This decrease was due primarily to decreased advertising and administrative expense during the current quarter.

     Other Income, net. Other income increased 25.8% to $200,000 for the third quarter ended September 30, 2001 from $159,000 for the third quarter of the prior year due to losses on sales of assets during the prior year.

     Income Taxes. The Company recorded no income tax benefit or provision for the quarters ended September 30, 2001 and 2000. As of December 31, 2000, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Income. The Company reported a $368,000 decrease in net income for the quarter ended September 30, 2001 to a net loss of $3,000 compared to net income of $365,000 reported for the third quarter of the prior year. The decrease in net income was due mainly to increased operating expenses for both divisions for the third quarter ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Gross Sales. Gross sales increased 5.5% to $24,373,000 for the nine month period ended September 30, 2001 from $23,096,000 in the same nine month period of the prior year. This increase in gross sales was mainly the result of increased wholesale soda and alehouse sales. Wholesale beverage sales increased 4.1% to $17,801,000 in the nine month period ended September 30, 2001 from $17,102,000 in the same period of 2000. This increase was due to a 23.8% increase in Thomas Kemper Soda barrels shipped to 37,500 barrels from 30,300 barrels in the same nine month period of the prior year. Alehouse sales increased 9.7% to $6,572,000 from $5,994,000 for nine months ended September 30, 2001 and 2000, respectively, due to increased sales prices and patronage at both alehouse restaurants. Wholesale beer shipments remained flat at 81,700 barrels for the first nine months of 2001 and the same period of the prior year. Of wholesale beer shipments, Pyramid beer increased 2.2% to 77,000 barrels while Thomas Kemper beer shipments decreased 26.7% to 4,600 barrels for the first nine months of 2001 compared to the same period of the prior year. The beer product mix shifted to a slightly higher percentage of draft sales to 41.8% for the nine months ended September 30, 2001 versus 40.1% for the same period of the prior year.

     Excise Taxes. Excise taxes decreased to 4.6% of gross sales for the nine month period ended September 30, 2001 from 5.7% of gross sales for the same nine month period of the prior year. The decrease in excise taxes as a percentage of gross sales was due mainly to a greater portion of soda and alehouse sales during the nine month period ended September 30, 2001, which do not bear excise tax.

     Gross Margin. Gross margin decreased 3.1% to $5,723,000 for the nine month period ended September 30, 2001 from $5,906,000 for the same period of the prior year. Gross margin as a percentage of net sales decreased to 24.6% for the nine month period ended September 30, 2001 from 27.1% for the same period of the prior year. This decrease as a percentage of net sales was due primarily to increased material and utility costs and a shift in product mix with increasing sales of 12-pack products in the beverage division.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 14.2% to $6,600,000 for the nine month period ended September 30, 2001 from $5,778,000 for the same period of the prior year. Selling, general and administrative expenses as a percent of net sales also increased to 28.4% from 26.5% for the same period of the prior year. This increase was due primarily to increased advertising expense, selling expense and a non-cash stock compensation charge of $210,000 related to the new equity arrangement with the Company's CEO announced in the second quarter of 2001. Non-recurring excise tax refunds of $150,000 were also recorded as a reduction in general and administrative expenses during the same period of the prior year.

     Other Income, net. Other income decreased to $464,000 for the nine month period ended September 30, 2001 from $471,000 for the same nine month period of the prior year. The decrease was due primarily to lower interest income.

     Income Taxes. The Company recorded no income tax provision for the nine month periods ended September 30, 2001 and 2000. As of December 31, 2000, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Income. The net income for the nine month period ended September 30, 2001 decreased to a net loss of $413,000, compared to net income of $598,000 reported for the same period of the prior year. The decrease in net income was due mainly to higher brewery operating costs and selling, general and administrative expenses mentioned above.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash provided by operating activities during the nine month period ended September 30, 2001 was $1,103,000 compared to $3,041,000 for the same period of the prior year. This decrease was due primarily to the decrease in net income for the current period and cash collected from tax refunds related to deferred tax assets from the prior year. Net cash used in investing activities for the nine months ended September 30, 2001 was $566,000 compared to net cash used in investing activities of $296,000 for the same period of the prior year.

The cash used in investing activities in 2001 included funds used to expand the Seattle alehouse and install production equipment in the Berkeley brewery. At September 30, 2001, the Company had working capital of $7,187,000 compared to $7,431,000 at December 31, 2000.

     On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company's common stock from time to time on the open market. Stock repurchases are at the discretion of management and depend, among other things, on the Company's results of operations, capital requirements and financial condition, and on such other factors as the Company's management may consider relevant. As of September 30, 2001, the Company has repurchased 445,998 shares at an average cost per share of $1.93.

     The Company had a $5,000,000 line of credit (the Line of Credit) for short-term operating needs which expired on July 31, 2001. The Company had never borrowed on the Line of Credit.

     In October 2001, the Company entered into an agreement to purchase certain assets of Fault Line Brewery Company for $285,000 and to lease the facility at the Walnut Creek location. The Company will incur additional expenditures on the location for leasehold improvements in preparation for a first quarter 2002 opening.

     Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures in 2001 are expected to be comparable to the 2000 expenditures. Planned projects include the continued upgrading of brewery equipment and alehouse facilities in the Seattle and Berkeley locations. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations, will be sufficient for the Company's working capital needs.

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

PART  II.  --  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

     The  following  exhibits  are  filed  as  part  of  this  report.
     3.1*     Amended  and  Restated  Articles  of  Incorporation
     3.2*     Amended  and  Restated  Bylaws
     *Incorporated  by  reference to the exhibits filed as part of the Company's
      Registration  Statement  on  Form  S-1  (File  No.  33-97834).

(B)  REPORTS  ON  FORM  8-K

     None  filed  during  the  quarter  ended  September  30,  2001.

     ITEMS  1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 14, 2001.


                                 PYRAMID  BREWERIES  INC.


                                 By:  /s/  L.  WAYNE  DRURY
                                    -----------------------------------
                                    L. Wayne Drury, Vice President
                                    and Chief Financial Officer

                                 By:  /s/  R.  MARTIN  KELLY
                                    -----------------------------------
                                    R. Martin Kelly, President
                                    and Chief Executive Officer

DATE:  November 14, 2001