Form 10-K
period 2001-12-31
PYRAMID BREWERIES INC
filed 2002-03-01
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-27116

Pyramid Breweries Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1258355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

91 So. Royal Brougham Way,

Seattle, WA 98134
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (206) 682-8322

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant at February 19, 2002, was $19,188,592.

      The number of shares outstanding of the registrant’s common stock as of February 19, 2002, was 8,306,750.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2002 are incorporated by reference into Part III of this Form 10-K.

PYRAMID BREWERIES INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

PART I

Item 1 — Business

      Pyramid Breweries Inc. (the Company) is one of the leading brewers of fresh, full-flavored specialty beers, generally known as craft beers. The Company produces and markets over 20 styles of beer under the Pyramid and Thomas Kemper brand names. In 1997, Pyramid added a line of hand crafted sodas, including root beer and other premium flavors, to its business when it acquired the Thomas Kemper Soda Company. The Company also operates restaurants adjacent to its breweries, under the Pyramid Alehouse brand name.

      The Company’s breweries produce high quality, full-flavored beers in small batches using traditional brewing methods. The Company also produces old-fashioned, full-flavored, hand crafted sodas. The Company’s two breweries, one in Seattle, Washington (Seattle Brewery) and one in Berkeley, California (Berkeley Brewery), had an estimated total annual beer production capacity of 200,000 barrels as of the end of 2001. The Seattle Brewery opened in March 1995 with an initial estimated annual beer capacity of 92,000 barrels. During 2000, ten fermenting vessels were moved from Seattle to the Berkeley Brewery which reduced the Seattle Brewery annual beer production capacity to 50,000 barrels. The Berkeley Brewery was completed in February 1997 with an initial estimated annual beer production capacity of 80,000 barrels and was expanded during 2000 to a total beer capacity of 150,000 barrels. The primary beer production capacity limitation is fermentation capacity. This limitation does not apply to soda production. The Company believes that the breweries and adjacent alehouses provide increased consumer awareness and loyalty for the Company’s brands by increasing opportunities for sampling and local product promotion.

      The Company’s Pyramid and Thomas Kemper beer brands compete primarily in the craft beer category, and secondarily in the larger “specialty” category (which includes craft beers, imports and super premium beers). Craft beers are a small segment of the estimated $50 billion dollar brewing industry. Craft beers are distinguishable from mass-produced beers by their wide range of fuller flavors and adherence to traditional European styles and ingredients. Industry experts estimate that total beer shipments, including imports, increased 1% in 2000, while craft beer shipments, which comprise approximately 3% of the total, were estimated to have increased by 3-5%.

      The Company has been successful in marketing a full line of flavorful ales and lagers. Under the Pyramid brand, Pyramid Hefeweizen, Pyramid Apricot Ale and Pyramid Snowcap are the Company’s best selling beer styles. Thomas Kemper Weizenberry is currently the Company’s best selling beer within the Thomas Kemper brand.

      Craft beers generally sell for retail prices ranging from $5.99 to $7.99 per six pack. Retail prices are set independently by distributors and retailers. The Company’s retail prices are usually at the high end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass-produced domestic beers. This price premium results in higher profit margins, which can motivate distributors and retailers to offer and promote craft beers. The Company’s craft beers are sold primarily in Washington, Oregon and California, which accounted for approximately 84% of the Company’s 2001 beer sales.

      The Company participates in the craft soda category with a line of old-fashioned, hand crafted sodas sold under the Thomas Kemper Soda Company label. Thomas Kemper Soda Company’s premium soft drinks include root beer, cream soda, orange cream soda and black cherry soda. During March 2001, the Company introduced two new flavors, grape and ginger ale, to the Thomas Kemper Soda Company portfolio. The Company distributes its soda products in supermarkets, independent food stores, convenience stores and restaurants. Craft sodas typically sell for $3.99 to $5.49 per six pack, with prices being set independently by distributors and retailers. The prices for craft sodas are substantially higher than the mass-produced brands, due to their flavor profile, unique and upscale packaging and flavors, and strong consumer demand.

      The Company currently operates restaurants adjacent to its Seattle and Berkeley breweries. The restaurants are operated under the Pyramid Alehouse brand name. In 2001, the restaurants contributed sales of $8,456,000 including approximately $2,600,000 in the Company’s beers and sodas and $150,000 in branded clothing and other merchandise. The restaurants have a total of over 700 seats, plus outdoor eating areas, and are both situated in highly visible, high traffic locations. The Alehouses had approximately 560,000 guest visits during 2001. A third restaurant is scheduled to open in Walnut Creek, California during second quarter of 2002. The Walnut Creek restaurant will have over 275 seats, plus outdoor seating and is located in the heart of the Walnut Creek business district.

      The Company’s beverage operations contributed 72% of net sales in 2001, with beer comprising 53% and soda 19%. Alehouse operations contributed 28% of net sales in 2001.

Business Strategy

      The Company has developed a balanced internal and external growth strategy which includes growing the Company’s beverage portfolio in its core western markets; expanding the Alehouse division through the development of new properties and new acquisitions; and continuing to improve the Company’s cost structure. Key elements of the Company’s strategy are: (i) building a strong portfolio of craft beer brands, (ii) increasing the focus on the craft soda business, (iii) building brand awareness and sales through company-owned restaurants, and (iv) maintaining a direct store delivery (DSD) distribution system.

Building a Strong Portfolio of Craft Beer Brands

      The Company is committed to producing a portfolio of high quality craft beers to appeal to a variety of discerning consumer tastes. The Company currently markets over 20 styles of beer under the Pyramid and Thomas Kemper brands. The Pyramid brand accounted for 95% of the Company’s beer sales and 72% of the Company’s beverage sales in 2001. The Company continues to seek opportunities to develop or acquire other distinctive regional brands, which may help broaden the Company’s product portfolio and strengthen the Company’s presence geographically. The wide range of styles enables the Company to obtain better market penetration through greater shelf space for its packaged products in retail stores and additional tap handles in draft beer outlets.

      The Company brews its beers and specialty beverages in company-operated breweries providing direct control of the entire production process from purchase of ingredients to packaging and shipment. The proximity of the Company’s breweries to its key West Coast markets helps optimize product freshness, reduces freight costs and minimizes the inventory of kegs required to service draft accounts.

      The Company focuses on local sales and marketing strategies to build its brands. It uses targeted advertising and promotions, event marketing, sponsorships, local fairs and festivals and targeted charitable donations of its products to assist in developing its market presence. The Company also has an award-winning website and an active public relations program. The Company does not compete directly with the national brands in terms of mass-media advertising.

Increasing the Focus on the Craft Soda Business

      The Company acquired the Thomas Kemper Soda Company in 1997. Since that time, the brand has added significant revenues to the Company. The soda business represented 24% of beverage sales in 2001, and 19% of total net sales. During March 2001, the Company introduced two new flavors, grape and ginger ale, to the Thomas Kemper Soda portfolio. The craft soda category possesses many characteristics that are similar to the craft beer category, and the Company believes it can leverage its experience and existing infrastructure to further develop the Thomas Kemper Soda brands. The Company will also seek opportunities to expand the craft soda portfolio within its core western markets.

Building Brand Awareness and Sales through Company-Owned Restaurants

      The Company’s breweries and restaurants are focal points for marketing, creating brand awareness, and generating sampling opportunities for the Company’s products. Initially, the breweries provided the attraction to introduce consumers to the Company’s craft products. However, the restaurants have now become popular and a significant source of revenues.

      In addition to providing sampling and educational opportunities to Alehouse customers, the Company’s breweries and restaurants are extensively used to entertain the beverage trade and build relationships with distributors. The breweries’ and restaurants’ highly knowledgeable employees are an important source of education and training for the Company’s distributors and retailers.

      The Company intends to further develop the Alehouse concept via new developments or acquisitions of existing brewpubs. These sites would not be full-scale production breweries, but rather would produce beer for local consumption and sales. Experience has shown that the “local status” of a brand is an important determinant of success, and also provides clear differentiation versus other specialty beers.

Maintaining a Direct Store Delivery (DSD) System through Independent Distributors

      The Company distributes its products through a network of selected independent distributors who deliver directly to local grocery stores, convenience stores, restaurants and taverns. The Company feels that this type of distribution system is best suited for developing local distribution of Company products, particularly in draft beer accounts, where there are important sampling and brand building opportunities. The Company has not aligned itself with the distribution system of a single larger brewer. This approach allows the Company to select distributors in each market that it believes will focus the greatest attention on its products and best promote its high quality craft beers and sodas. Additionally, the ability to change distribution arrangements for performance related issues is an important advantage. During 2001, the Company distributed its products through 155 wholesalers in 32 states and Canada.

Products

      The Company produces over 20 authentic, full-flavored, European beer styles using traditional ingredients and brewing methods. Eight of these styles are available on a seasonal basis, and others are available only in certain geographic areas in accordance with the Company’s regional marketing strategy. Each unique beer style is brewed with malted barley and wheat grains, hops and, where appropriate, natural fruit extracts and spices. The Company avoids the use of less expensive ingredients due to its belief that quality is supremely important to success in the craft beer segment.

      A similar philosophy is adopted with regard to the Company’s soda products. Each batch of soda is made from high quality ingredients, rather than from diluting mass-produced syrups. The sodas are characterized by much more pronounced flavors. The Company’s beverages are not pasteurized and are currently distributed only in bottles and kegs.

      The Company will continue to innovate, develop and test new products in order to meet the varying and changing tastes of its consumers.

Competition

      Competition within the craft beer and soda markets is based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. Statistics from the latest study of the Institute of Brewing Studies indicate there were approximately 1,500 craft brewers in the United States at the end of 2001. Approximately two thirds of these brewers are brewpubs that sell all of their production at retail on the brewery premises. The remaining brewers market their products through similar channels to those utilized by the Company and, although many have limited geographic distribution, the result is significantly increased competition in all markets.

      The Company’s past sales growth was achieved predominantly through increasing penetration in Washington, Oregon and California, which the Company believes comprise one of the largest and most competitive craft and specialty beer markets in the United States. As this market has matured, the Company has experienced intensified competition, increased seasonal product offerings and aggressive price promotions. Although certain competitors distribute their products nationally and may have greater sales and financial resources than the Company, the Company believes that being a local supplier of high quality, traditionally brewed ales, lagers and sodas will differentiate the Company’s products and allow it to obtain good market share in those markets adjacent to its breweries and Alehouses.

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

      In response to the growth of the craft beer segment in prior years, all of the national domestic brewers have introduced full-flavored beers. National brewers, with their greater financial resources, access to raw materials and their influence over their established national distribution networks, have increased competition for market share and increased price competition within the craft beer segment. The Company is aware that certain national brewing companies are using their considerable influence over their independent distributors to induce them to exclude competing products from their portfolios. There is also awareness that distributors are consolidating to improve profit margins. These factors could have the effect of reducing the distribution options for the Company’s products. While such actions have not at this time denied access to any market for the Company’s products, there can be no guarantee that this will not happen in the future.

Item 2 — Properties

      The Company currently owns and operates two breweries, each with an adjacent restaurant; one in Seattle, Washington and one in Berkeley, California. During October 2001, the Company signed an agreement to lease a third restaurant property in Walnut Creek, California which is scheduled to open during the second quarter of 2002. The estimated total annual beer capacity of the two breweries was 200,000 barrels at the end of 2001. During August 2000, ten fermenting vessels were moved from the Seattle Brewery to the Berkeley Brewery and soda equipment was then added to the Seattle Brewery. This redistribution of production equipment and change in production mix of beer and soda resulted in increased company-wide brewing capacity.

The Seattle Brewery and Alehouse

      In March 1995, the Company completed the Seattle Brewery, Alehouse and corporate offices near downtown Seattle. This brewery and 340 seat restaurant, operated as the Pyramid Alehouse, consists of approximately 33,000 square feet of leased building area. The estimated annual beer production capacity was 50,000 barrels at the end of 2001. The Seattle building lease expires in 2004, with options to extend the lease term for three five-year periods. The Company has also leased approximately 11,250 square feet of warehouse and additional outside storage space adjacent to the Seattle Brewery and Alehouse for a period of seven years, also expiring in 2004, and has options to extend the lease term for three additional five-year periods.

The Berkeley Brewery and Alehouse

      Completed and opened in February 1997, the Berkeley Brewery and its adjacent Pyramid Alehouse are housed in a leased building of approximately 93,000 square feet. During January 2000, the Company exercised an option to lease an additional 29,000 square feet of adjacent space and is currently subleasing that space. The brewery had an estimated beer production capacity of 150,000 barrels at the end of 2001. During 2000, fermentation capacity was added which increased the estimated annual beer capacity to 150,000 barrels from 80,000 barrels. The Berkeley Brewery has a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding more fermentation capacity. The Berkeley Alehouse has seating for 380 plus an outdoor seating area. The building was leased commencing November 1995 for a 15-year term, with options to extend the lease term for two five-year periods. The Company also has the option to purchase the entire building during the lease term at its then fair market value.

The Walnut Creek Alehouse

      Scheduled to open in April 2002, the Walnut Creek Pyramid Alehouse will be located in a leased building of approximately 7,800 square feet. The restaurant has a small, on-site brewery with an estimated beer production capacity of 10,000 barrels. The Walnut Creek Alehouse has seating for 275 plus an outdoor seating area. The building was leased commencing October 2001 for an initial 11-year term, with options to extend the lease term for three five-year periods and one final option for a four-year period.

Item 3 — Legal Proceedings

      The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Item 4 — Submission of Matters to a Vote of the Security Holders

      The Company’s annual meeting is scheduled for 9 a.m. on May 2, 2002 at the Berkeley Pyramid Alehouse, 901 Gilman Street, Berkeley, California 94710. Matters to be voted on will be included in the Company’s proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

Item 4A — Executive Officers of the Company

Martin Kelly (47) — President and Chief Executive Officer

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

Wayne Drury (50) — Vice President — Finance, Chief Financial Officer and Secretary

      Mr. Drury was appointed as Vice President — Finance, Chief Financial Officer and Secretary in July 2000. Mr. Drury is responsible for all finance and administration, including strategic planning, investments and acquisitions, risk management and investor relations. Mr. Drury has an extensive management and financial background. He most recently served as Chief Financial Officer at Azteca Restaurant Enterprises (Azteca), a Seattle based company with 31 locations. Prior to joining Azteca, Mr. Drury was Chief Financial Officer at Country Harvest Restaurants, Corporate Controller at Perkins Family Restaurants and Kindercare, as well as Director of Planning and Analysis at KFC International. He began his career as an accountant for Coopers & Lybrand. Mr. Drury earned both a Bachelor of Science Degree in Accounting and a Masters Degree in Business Administration from the University of Kentucky. He is a certified public accountant.

Gary McGrath (42) — Vice President — Sales

      Mr. McGrath was appointed as Vice President — Sales in November 1999. Mr. McGrath has over 15 years of experience in the alcohol and non-alcohol beverage industry. Most recently, he held the position of General Manager for Miller’s northwest region, responsible for growing sales, market share and profit in a seven-state area. Also at Miller, Mr. McGrath worked as Director of National Accounts, accountable for setting strategy and developing sales in the convenience and mass merchandise channels. Prior to Miller, he held numerous sales and operating positions with Pepsi Cola USA, 7UP and Oscar Mayer. Mr. McGrath received his Bachelors Degree from Fredonia State University in New York and his Graduate Degree from Harvard University.

Nick Walpert (41) — Vice President/ Chief Operating Officer — Alehouse Division

      Mr. Walpert was appointed as Vice President/ Chief Operating Officer — Alehouse Division, in March 2000. Mr. Walpert is responsible for directing the performance of the two existing alehouse restaurants as well as expanding the concept through both acquisition and internal development. Mr. Walpert has an extensive management and restaurant background. Most recently, Mr. Walpert was Chief Operating Officer of CAL-Group Holdings, a multi-concept restaurant and hotel operator with nearly 300 Wendy’s Restaurants, Bob’s Big Boys, and Fairfield Hotel locations. Prior to CAL-Group Holdings, Mr. Walpert spent over five years as Regional Manager for Godfather’s Pizza which included 62 units throughout the Pacific Rim. Mr. Walpert has an undergraduate degree from San Diego State University and a Masters Degree in Business Administration from the University of Southern California.

Mark House (43) — Vice President — Brewery Operations

      Mr. House was appointed as Vice President — Brewery Operations, in July 2001. Mr. House is responsible for directing the performance of the two existing breweries as well as purchasing, transportation, quality assurance, product development, forecasting, and facility issues. Mr. House had been Director of Corporate Operations since 1999, responsible for quality assurance, product development, forecasting and distribution. He joined Pyramid in 1996 as Manager of Distribution/ Production. Prior to joining Pyramid, House had 14 years of brewing industry experience with the G. Heileman Brewing Co (Heileman). As Distribution Manager for Heileman, House was responsible for warehousing/distribution, production planning, and customer service for both the Rainier Brewery in Seattle, Washington and Henry Weinhards Brewery in Portland, Oregon. Mr. House has an undergraduate degree from Washington State University.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

      Trading in Pyramid Breweries Inc.’s common stock began on December 14, 1995, and is quoted on the NASDAQ Stock Market’s National Market under the ticker symbol “PMID”.

      The following table sets forth the high and low sales prices and the cash dividends paid per share of Pyramid Breweries Inc.’s common stock for the years ended December 31, 2000 and 2001.

			Dividend
	High	Low	Paid

Calendar Quarters — 2000
First Quarter	2.06	1.88	0.04
Second Quarter	2.00	1.50	0.04
Third Quarter	2.63	1.63	0.04
Fourth Quarter	2.47	1.78	0.04
Calendar Quarters — 2001
First Quarter	2.47	1.88	0.044
Second Quarter	3.00	2.19	0.044
Third Quarter	2.75	2.15	0.044
Fourth Quarter	2.50	2.20	0.044

      On February 19, 2002, the Company had 316 stockholders of record. The last reported sale price per share on February 19, 2002, was $2.31. The Company had no sales of unregistered securities during 2001.

DIVIDEND POLICY

      On December 15, 1999, the Company announced a new dividend policy and declared its first quarterly cash dividend. The Company paid $1,391,000, or $0.172 per common share, of cash dividends during the fiscal year ended December 31, 2001. On February 12, 2002, the Board of Directors declared a quarterly cash dividend of $.044 per common share to shareholders of record on March 29, 2002. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant.

SELECTED FINANCIAL AND OPERATING DATA

Item 6 — Selected Financial Data

      The following selected financial data should be read in conjunction with the Company’s Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Selected Financial Data

(Dollars in thousands, except per share and operating data)

	Years Ended December 31,

		2000	1999	1998	1997
	2001	Restated(1)	Restated(1)	Restated(1)	Restated(1)

Income Statement Data:
Gross sales	$31,995	$30,275	$28,811	$27,326	$29,447
Less excise taxes	1,572	1,704	1,735	1,672	1,971

Net sales	30,423	28,571	27,076	25,654	27,476
Cost of sales	22,877	20,802	20,053	19,578	20,420

Gross margin	7,546	7,769	7,023	6,076	7,056
Selling, general and administrative expenses	9,128	8,370	8,375	8,415	8,713
Impairment and restructuring charge	—	—	3,288	—	1,600

Operating loss	(1,582)	(601)	(4,640)	(2,339)	(3,257)
Other income (expense), net	542	586	494	580	(70)

Loss before income taxes	(1,040)	(15)	(4,146)	(1,759)	(3,327)
Benefit (provision) for income taxes	(575)	—	—	582	1,215

Net loss	$(1,615)	$(15)	$(4,146)	$(1,177)	$(2,112)

Basic and diluted net loss per share	$(0.20)	$(0.00)	$(0.50)	$(0.14)	$(0.26)

Weighted average basic and diluted shares outstanding	7,987	7,940	8,231	8,213	8,206

Dividend declared per share	$0.18	$0.16	$0.04	$—	$—

Balance Sheet Data:
Working capital	$5,235	$7,392	$6,981	$6,258	$6,345
Fixed assets, net	20,223	21,126	22,739	27,559	28,600
Total assets	29,431	32,071	33,719	37,237	38,593
Stockholders’ equity	25,224	27,938	29,861	34,391	35,546
Operating Data (in barrels):
Beer barrels shipped	110,800	109,900	108,400	105,900	121,200
Soda barrels shipped	46,000	38,400	29,600	26,700	22,200

Total barrels shipped	156,800	148,300	138,000	132,600	143,400

Beer production capacity at year-end	200,000	200,000	172,000	172,000	172,000

(1)	The company changed the accounting method for package design costs to reflect the expensing of these costs as incurred rather than capitalizing and amortizing over twelve months. This change has been accounted for as prior period adjustment in accordance with Accounting Principals Board Opinion

No. 20. The financial statements for all periods presented have been restated to reflect this change. The impact on the 1997 retained earnings beginning balance as a result of the restatement was an approximate $185,000 decrease to $2,561,000.

Impact of Restatement on Prior Periods — Increase (Decrease) in Amounts

(Dollars in thousands, except per share data)

	Years Ended December 31,

	2000	1999	1998	1997

Income Statement Data:
Cost of sales	$(210)	$(432)	$(448)	$(441)
Selling, general and administrative expenses	258	227	512	393
Net loss	48	(205)	41	(31)
Basic and diluted net loss per share	$0.00	$(0.03)	$0.00	$(0.00)
Balance Sheet Data:
Working capital	$(39)	$9	$(195)	$(154)
Total assets	(39)	9	(195)	(154)
Stockholders’ equity	(39)	9	(195)	(154)

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Pyramid Breweries Inc. was incorporated in 1984 and is engaged in the brewing and sale of specialty beers and sodas and in restaurant operations. The Company currently sells its beverage products primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brand names and operates two restaurants, under the Pyramid Alehouse name, each adjacent to its Seattle, Washington and Berkeley, California breweries. The Company’s revenues consist of sales of beer and soda to third-party distributors and retail sales of beer, soda, food, apparel and other items in its restaurants. For the years ended December 31, 2001 and 2000, approximately 72% and 73% of the Company’s net sales were sales of beer and soda to third party distributors. Total retail alehouse sales accounted for 28% and 27% of total net sales in 2001 and 2000, respectively.

      The Company’s sales volumes and selling prices are affected by several factors such as level of consumer demand in existing markets, sales in new distribution areas, availability of beer distributors in new and existing markets, and competitive factors, including the increase or decrease in the number of competing craft beers, new product introductions and promotional pricing. Sales in the craft beer industry generally reflect a significant degree of seasonality with the second and third calendar quarters reflecting stronger sales than in the first and fourth calendar quarters.

      The Company’s operating results are subject to quarterly fluctuations due to a variety of factors and the Company anticipates that its operating margin will fluctuate as a result of many factors, including (i) lower sales volumes due to changes in demand and lower selling prices due to increased product availability, (ii) increased depreciation and other fixed and semi-fixed operating costs as a percent of sales during periods when the Company’s breweries are producing below capacity, (iii) sales seasonality and competition, (iv) increased raw material or packaging costs, and (v) changes in the sales mix. Increased selling and promotional costs incurred as the Company protects its business in existing markets and develops its business in new geographic areas may also cause operating margins and operating income to decrease.

      The Company sells its craft beers in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on the Company’s draft products are typically higher as a percentage. Changes in the proportion of sales of bottled and draft products therefore will affect the Company’s gross margin. For 2001 and 2000, approximately 58% and 60%, respectively, of the Company’s sales of craft beers were bottled products.

      The company changed the accounting method for package design costs to reflect the expensing of these costs as incurred rather than capitalizing and amortizing over twelve months. This change has been accounted for as a prior period adjustment in accordance with Accounting Principals Board Opinion No. 20 “Accounting Changes.” The financial statements for all periods presented have been restated to reflect this change. The impact of the restatement on cost of sales for 2000 and 1999 was a decrease of approximately $210,000 and $432,000, respectively. The restatement impact on selling, general and administrative expenses for 2000 and 1999 was an increase of approximately $258,000 and $227,000, respectively. The restatement impact on the net loss for 2000 was a $48,000 increase in net loss and for 1999 a $205,000 decrease in net loss. The restatement impact on net loss per share was no change for 2000 and a $0.03 decrease for 1999. The impact on the 1999 retained deficit beginning balance as a result of the restatement was an approximately $195,000 increase in the retained deficit to a $728,000 beginning balance.

      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, operating margins, expenses and cash needs. The Company’s actual future results could differ materially from those projected in the forward-looking statements. Some factors, which could cause future actual results to differ materially from the Company’s recent results or those projected in the forward-looking statements, are described below. The Company assumes no obligation to update the forward-looking statements for such factors.

Critical Accounting Policies

      The Company believes that its critical accounting policies include the following:

•	Long-lived assets impairment

•	Valuation of returnable containers

•	Realization of deferred tax assets

      Long-Lived Assets Impairment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company’s evaluation is based on an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less the estimated costs to sell. Long-lived assets are written down to their estimated net fair value calculated using a discounted future cash flows analysis in the event of an impairment. Effective in the fiscal year 2002, the Company will account for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If circumstances related to the Company’s long-lived assets change, the Company’s valuation of the long-lived assets could materially change.

      Returnable Containers. The accounting for returnable containers (primarily kegs) requires management to make judgments and estimates of physical quantities and valuation as of each balance sheet date. Containers held by the Company are counted as part of the Company’s annual physical inventory count procedures. The number of kegs held by distributors is primarily based on annual confirmation with distributors. Kegs are capitalized at their purchased cost as part of fixed assets and are depreciated over their estimated useful economic life based on historical experience, which currently ranges from five to ten years. In the period it is identified the Company recognizes a loss for the average remaining undepreciated cost for lost and obsolete containers. The Company also collects a deposit from customers for containers shipped to them and recognizes a liability for the deposits collected. The recorded liability is adjusted as necessary to be consistent with the estimate of the number of containers held by distributors. If circumstances related to the Company’s returnable container physical quantities or estimated valuation change, the Company’s recorded assets containers and related deposit liabilities for returnable containers could materially change.

      Realization of Deferred Tax Assets. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The evaluation of the realizability of the deferred tax assets is based on an assessment of the Company’s ability to generate future U.S. taxable income. Results of operations in recent years are considered in the assessment. The Company records a valuation allowance for the portion of its deferred tax assets that do not meet the recognition criteria of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” If circumstances related to the Company’s ability to generate future U.S. taxable income change, the Company’s evaluation of the realizability of its deferred tax assets could materially change.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Gross Sales. Gross sales increased 5.7% to $31,995,000 in the year ended December 31, 2001 from $30,275,000 for 2000. The sales increase was primarily the result of a 19.5% increase in soda sales in 2001 to $5,735,000 from $4,800,000 in 2000 and a 9.3% increase in alehouse sales in 2001 to $8,456,000 from $7,737,000 in 2000. Total beer sales in 2001 increased slightly to $17,804,000 from $17,738,000 in 2000. Soda shipments increased 19.8% to 46,000 barrels in 2001 from 38,400 in 2000 primarily due to increased sales of root beer, orange cream soda, the soda sampler pack, which includes all four of the soda products, and the introduction of two new flavors. Alehouse sales increased mainly as a result of increased sales prices and patronage at both alehouse restaurants. Beer shipments increased 0.8% to 110,800 barrels in 2001 from 109,900 in 2000. Of wholesale beer shipments, Pyramid beer increased 2.9% to 104,900 barrels while Thomas Kemper beer shipments decreased 26.3% to 5,900 barrels for 2001 compared to 2000. Wholesale beverage sales (beer and soda combined) in Washington, Oregon and California increased by 4.1% in 2001 compared to 2000 sales. Sales in Washington, Oregon and California accounted for 84.2% and 85.0% of the Company’s beverage sales in 2001 and 2000, respectively.

      Excise Taxes. Excise taxes were 4.9% and 5.6% of gross sales in 2001 and 2000, respectively. Excise taxes were slightly lower as a percentage of gross sales in 2001 due to a greater proportion of alehouse and soda sales in 2001 compared to 2000, which do not bear excise taxes.

      Gross Margin. Gross margin decreased 2.9% to $7,546,000 in 2001 from $7,769,000 in 2000. Gross margin as a percentage of net sales also decreased to 24.8% in 2001 from 27.2% in 2000. The decrease in gross margin was due primarily to increased utility and material costs and a shift in product mix with increasing sales of 12-pack products in the beverage division.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9.1% to $9,128,000 in 2001 from $8,370,000 in 2000. Selling, general and administrative expenses as a percent of net sales also increased to 30.0% from 29.3% in the prior year. This increase was due primarily to increased advertising expense, selling expense and a non-cash stock compensation charge of $241,000 related to the new equity arrangement with the Company’s CEO announced in the second quarter of 2001.

      Other Income, net. Other income, net decreased to $542,000 in 2001 from $586,000 in 2000. The 7.5% decrease was due mainly from the interest earned on cash equivalents. Both lower investment balances and lower rates of interest income caused the decline in interest income. This was partially offset by increased parking income and decreased losses on sales of assets. Interest income was $271,000 and $418,000 for the years ended December 31, 2001 and 2000, respectively. Parking income was $257,000 and $219,000 for the years ended December 31, 2001 and 2000, respectively.

      Income Taxes. As of December 31, 2001, the Company had deferred tax assets arising from deductible temporary differences, tax loss carry forwards and tax credits offset against certain deferred tax liabilities. During 2001, the Company determined that its deferred tax assets no longer meet the recognition criteria of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and therefore increased the valuation allowance by $575,000 to meet this requirement. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company’s ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

      Net Loss. The Company incurred a net loss of $1,615,000 for 2001 compared with net loss of $15,000 in 2000. The $1,600,000 increase in net loss was due to higher brewery operating costs, higher selling, general and administrative expenses and the increase in the tax valuation allowance mentioned above.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Gross Sales. Gross sales increased 5.1% to $30,275,000 in the year ended December 31, 2000 from $28,811,000 for 1999. The sales increase was primarily the result of a 26.3% increase in soda sales in 2000 to $4,800,000 from $3,800,000 in 1999 and a 6.7% increase in alehouse sales in 2000 to $7,737,000 from $7,251,000 in 1999. Soda shipments increased 29.7% to 38,400 barrels in 2000 from 29,600 in 1999 primarily due to increased sales of root beer, orange cream soda and the soda sampler pack, which includes all four of the soda products. Alehouse sales increased mainly as a result of increased sales prices and patronage at both alehouse restaurants. Beer shipments increased 1.4% to 109,900 barrels in 2000 from 108,400 in 1999. Of wholesale beer shipments, Pyramid beer increased 6.6% to 101,900 barrels while Thomas Kemper beer shipments decreased 32.9% to 8,000 barrels for 2000 compared to 1999. Wholesale beverage sales (beer and soda combined) in Washington, Oregon and California increased by 5.3% in 2000 compared to 1999 sales. Sales in Washington, Oregon and California accounted for 85.0% and 84.4% of the Company’s beverage sales in 2000 and 1999, respectively.

      Excise Taxes. Excise taxes were 5.6% and 6.0% of gross sales in 2000 and 1999, respectively. Excise taxes were slightly lower as a percentage of gross sales in 2000 due to a greater proportion of alehouse and soda sales in 2000 compared to 1999, which do not bear excise taxes.

      Gross Margin. Gross margin increased 10.6% to $7,769,000 in 2000 from $7,023,000 in 1999. Gross margin as a percentage of net sales also increased to 27.2% in 2000 from 25.9% in 1999. The increase in gross margin was due primarily to increased sales and improved operating efficiencies in both the alehouse and beverage divisions.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses remained flat at $8,370,000 for the years ended 2000 from $8,375,000 in 1999. Excluding the $480,000 severance accrual recorded in the fourth quarter of 1999, selling, general and administrative expenses increased by approximately $485,000. This increase was due primarily to increased marketing expense for the development of a brand awareness campaign. As a percentage of net sales, selling, general and administrative expenses increased slightly to 29.3% of net sales in 2000 from 29.2% of net sales in 1999 (excluding the effect of the 1999 severance charge).

      Impairment Charge. During fiscal year 1999, the Company wrote down approximately $3,288,000 of impaired long-lived assets. The write-down included $2,545,000 of brewing machinery and equipment and $743,000 of leasehold and other equipment. The Company reviews assets for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Based on the Company’s expectation of future undiscounted net cash flows, these assets were written down to their estimated net fair value.

      Other Income, net. Other income, net increased to $586,000 in 2000 from $494,000 in 1999. The 18.6% increase was due mainly to higher interest rates earned on cash equivalents. Interest income was $418,000 and $322,000 for the years ended December 31, 2000 and 1999, respectively.

      Income Taxes. As of December 31, 2000, the Company had deferred tax assets arising from deductible temporary differences tax loss carry forwards and tax credits offset against certain deferred tax liabilities. During 2000 and 1999, a valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized which resulted in no income tax benefit being recorded for the years ended December 31, 2000 and 1999. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company’s ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

      Net Loss. The Company recorded net loss of $15,000 for 2000 compared with net loss of $4,146,000 in 1999. Excluding the effect of the asset impairment charge and severance accruals recorded in 1999 of $3,288,000 and $480,000, respectively, the adjusted net loss would have been $378,000 or 1.4% of 1999 net sales. The decrease in net loss for the year was primarily the result of the increased sales and improved margins for the year ended December 31, 2000.

Liquidity and Capital Resources

      Net cash provided by operating activities for the year ended December 31, 2001 decreased to $1,589,000 from $2,528,000 for the prior year. The decrease was primarily due to the decrease from the results of operations partially offset by an increase from net operating assets. At December 31, 2001, the Company’s working capital decreased to $5,235,000 compared to $7,392,000 at December 31, 2000.

      Net cash used in investing activities for the year ended December 31, 2001 was $1,556,000 compared to $465,000 for the prior year. The cash used in investing activities in 2001 included long-term investments in certificates of deposit, equipment and facility upgrades in the Berkeley and Seattle Breweries, expansion of the Seattle Alehouse and the purchase of and improvements to the new Walnut Creek Alehouse. Those investments and the Company’s quarterly dividend payments to shareholders impacted working capital. Cash used in investing activities during 2000 included the upgrade of production equipment at the Berkeley Brewery, remodel of the Seattle Alehouse and various upgrades of computer equipment, net of proceeds from the sale of equipment and proceeds from a long-term receivable.

      On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of December 31, 2001, the Company has purchased a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. During the year ended December 31, 2001 the Company expended a total of $25,000 to purchase shares.

      The Company had a $5,000,000 line of credit (the Line of Credit) for short-term operating needs which expired on July 31, 2001. The Company had never borrowed on the Line of Credit.

      Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures during 2001 were approximately $1,079,000, which includes equipment and facility upgrades in the Berkeley and Seattle Breweries, expansion of the Seattle Alehouse and improvements to the new Walnut Creek Alehouse. Capital expenditures for 2002 are estimated to be $1,500,000. The Company’s future cash requirements and cash flow expectations are closely related to its expansion plans. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations, will be sufficient for the Company’s working capital needs.

Risk Factors and Forwarding Looking Statements

      The Company does not provide forecasts of future financial performance. However this report does contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by that section. There are numerous important factors that could cause results to differ materially from those anticipated by some of the statements made by the Company. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty.

      Increasing Competition. The domestic market in which the Company’s craft beers compete is highly competitive for many reasons, including the continuing proliferation of new beers and brew pubs, efforts by regional craft brewers to expand their distribution, the introduction of fuller-flavored products by certain major national brewers, and underutilized craft brewing capacity. The Company anticipates that intensifying competition from craft beer and imported beer producers and excess capacity in the craft beer segment may adversely impact the Company’s operating margins. In addition, the larger national brewers have developed brands to compete directly with craft beers. These national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than the Company. There can be no assurance that the Company will be able to grow its volumes or be able to maintain its selling prices in existing markets or as it enters new markets.

      Access to Markets. Most of the Company’s independent distributors are also distributors of national brewers, some of whom have used their greater influence and marketing resources to persuade those distributors to exclude the products of other breweries from their portfolios. Such actions by national brewers have the effect of reducing distribution options for the Company’s products. In addition, there is evidence that independent distributors are moving towards consolidation to improve profit margins. Although the Company has not yet been negatively impacted by such events, it is possible that the Company could effectively be denied access to a market or markets by the tactics of the national brewers and further consolidation of independent distributors. In the states that comprise the majority of its sales, the Company has the option to distribute its products directly to retailers and the Company has previous experience in doing so. However, there is no assurance that self-distribution can be done in an economic manner over large territories.

      Government Regulations. The Company’s business is highly regulated at the federal, state and local levels, and its brewery and restaurant operations require various licenses, permits and approvals. The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where the Company intends to do business could have a material adverse effect on the ability of the Company to conduct its business. Further, federal regulations prohibit, among other things, the payment of slotting allowances to retailers for beer products. These regulations have the effect of preventing competitors with greater financial resources from excluding smaller brewers from retailers. If these regulations were repealed or substantially modified, there would likely be a material adverse effect on the Company’s business and operating results.

      Selling Prices. The future selling prices the Company charges for its craft beer and other specialty beverages may decrease from historical levels due to increasing competitive pressures. The Company has and will continue to participate in price promotions with its wholesalers and their retail customers. Management believes that the number and frequency of the Company’s promotions will increase during 2002.

      Variability of Margins and Operating Results. The Company anticipates that its operating margins will fluctuate and may decline as a result of many factors, including (i) lower sales volumes and selling prices, (ii) increased depreciation and other fixed and semi-fixed operating costs as a percent of sales during periods when the Company’s breweries are producing below designed capacity, (iii) increased raw material and packaging costs, (iv) changes in product mix and packaging, (v) increased transportation costs, (vi) increased sales from retail operations which may have a lower gross margin (as a percentage of net sales) than beer sales, and (vii) increased selling and promotional costs incurred as the Company protects its business in existing markets. Increases in federal or state excise taxes and the impact of an increasing average federal excise tax rate as production increases may also cause a decline in the Company’s gross margins. The Company pays federal excise taxes on all beer sales and pays state excise taxes on beer sales occurring in various states at various tax rates. The federal excise tax is $7.00 per barrel on the first 60,000 barrels and $18.00 per barrel exceeding 60,000 annually, as long as total annual sales are less than two million barrels. The Washington state excise tax is $4.78 per barrel annually and the California state excise tax is $6.20 per barrel annually.

      Results of operations in any period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company’s common stock. In future quarters, the Company’s operating results may not meet the expectations of public market analysts or investors. In such an event, the market price of the common stock could be materially adversely affected.

Impact of Inflation

      Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material adverse effect on the Company’s results of operations. In the future, increases in costs and expenses, particularly energy, packaging, raw materials and labor costs may have a significant impact on the Company’s operating results to the extent that such cost increases cannot be passed along to its customers.

Item 8 — Financial Statements

      Financial statements of Pyramid Breweries Inc. are as follows:

Item 9 — Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10 — Directors and Executive Officers of the Company

      For information with respect to the executive officers of the Registrant, see Item 4A — “Executive Officers of the Company” at the end of Part I of this report. The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 2, 2002, to be filed with the Commission pursuant to Regulation 14A.

Item 11 — Executive Compensation

      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 2, 2002, to be filed with the Commission pursuant to Regulation 14A.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 2, 2002, to be filed with the Commission pursuant to Regulation 14A.

Item 13 — Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 2, 2002, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 14 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report are as follows:

1. Financial Statements: See listing of Financial Statements included as a part of this Form 10-K on Item 8 of Part II.

2. Financial Statement Schedules — None.

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

February 28, 2002

PYRAMID BREWERIES INC.
(Registrant)

By	/s/ WAYNE DRURY

Wayne Drury
Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ MARTIN KELLY	February 28, 2002

Martin Kelly President and Chief Executive Officer Chairman of the Board

By	/s/ WAYNE DRURY	February 28, 2002

Wayne Drury Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By	/s/ KURT DAMMEIER	February 28, 2002

Kurt Dammeier Director

By	/s/ SCOTT S. BARNUM	February 28, 2002

Scott S. Barnum Director

By	/s/ GEORGE HANCOCK	February 28, 2002

George Hancock Director and Founder

By	/s/ NANCY MOOTZ	February 28, 2002

Nancy Mootz Director

By	/s/ SCOTT SVENSON	February 28, 2002

Scott Svenson Director

PYRAMID BREWERIES INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Pyramid Breweries Inc.:

      We have audited the accompanying balance sheets of Pyramid Breweries Inc. as of December 31, 2001 and 2000 and the related statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Breweries Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

      As explained in Note 1 to the financial statements, the Company has restated the 2000 and 1999 financial statements for the change in accounting for package design costs.

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington,

January 25, 2002

PYRAMID BREWERIES INC.

BALANCE SHEETS

	December 31,

		2000
	2001	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,075,454	$6,444,145
Accounts receivable, net of allowance for doubtful accounts of $20,000 as of December 31, 2001 and 2000	1,425,592	1,664,466
Inventories	1,178,148	1,164,388
Prepaid expenses and other	382,826	512,651
Deferred income taxes	—	425,947

Total current assets	8,062,020	10,211,597
Long term investments	491,742	—
Note receivable related party	106,965	—
Fixed assets, net	20,222,560	21,125,892
Deferred income taxes	—	148,674
Other	547,466	584,866

Total assets	$29,430,753	$32,071,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$662,527	$739,284
Accrued expenses	1,312,641	1,297,370
Refundable deposits	550,259	534,295
Note payable — current	20,000	—
Dividends payable	365,178	314,530

Total current liabilities	2,910,605	2,885,479
Note payable	43,397	—
Deferred rent	1,252,650	1,247,639

Total liabilities	4,206,652	4,133,118

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,299,493 and 7,863,251 shares issued and outstanding	82,995	78,632
Additional paid-in capital	35,649,120	34,337,887
Note receivable	(786,818)	—
Deferred compensation	(185,486)	—
Retained deficit	(9,535,710)	(6,478,608)

Total stockholders’ equity	25,224,101	27,937,911

Total liabilities and stockholders’ equity	$29,430,753	$32,071,029

The accompanying notes are an integral part of these balance sheets.

PYRAMID BREWERIES INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,

		2000	1999
	2001	Restated	Restated

Gross sales	$31,995,135	$30,274,695	$28,810,887
Less excise taxes	1,571,764	1,704,283	1,734,780

Net sales	30,423,371	28,570,412	27,076,107
Cost of sales	22,877,076	20,801,424	20,052,804

Gross margin	7,546,295	7,768,988	7,023,303
Selling, general and administrative expenses	9,128,866	8,369,580	8,376,180
Asset impairment charge	—	—	3,287,822

Operating loss	(1,582,571)	(600,592)	(4,640,699)
Other income, net	542,119	585,682	494,234

Loss before income taxes	(1,040,452)	(14,910)	(4,146,465)
Provision for income taxes	(574,621)	—	—

Net loss	$(1,615,073)	$(14,910)	$(4,146,465)

Basic and diluted net loss per share	$(0.20)	$(0.00)	$(0.50)

Weighted average basic and diluted shares outstanding	7,986,595	7,939,980	8,230,522

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional				Total
			Paid-in	Note	Deferred	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

As reported balance,
December 31, 1998	8,219,532	$82,195	$35,036,869	$—	$—	$(533,200)	$34,585,864
Prior period adjustments	—	—	—	—	—	(194,935)	(194,935)

Restated balance, December 31, 1998	8,219,532	82,195	35,036,869	—	—	(728,135)	34,390,929
Net loss restated	—	—	—	—	—	(4,146,465)	(4,146,465)
Dividends declared	—	—	—	—	—	(329,735)	(329,735)
Shares issued	23,848	239	38,642	—	—	—	38,881
Shares repurchased and retired	(49,800)	(498)	(92,565)	—	—	—	(93,063)

Restated balance, December 31, 1999	8,193,580	81,936	34,982,946	—	—	(5,204,335)	29,860,547
Net loss restated	—	—	—	—	—	(14,910)	(14,910)
Dividends declared	—	—	—	—	—	(1,259,363)	(1,259,363)
Shares issued	38,269	383	59,004	—	—	—	59,387
Exercised stock options	27,600	275	65,535	—	—	—	65,810
Shares repurchased and retired	(396,198)	(3,962)	(769,598)	—	—	—	(773,560)

Restated balance, December 31, 2000	7,863,251	78,632	34,337,887	—	—	(6,478,608)	27,937,911
Net loss	—	—	—	—	—	(1,615,073)	(1,615,073)
Dividends declared	—	—	—	—	—	(1,442,029)	(1,442,029)
Shares issued	32,268	322	62,769	—	—	—	63,091
Exercised stock options	415,700	4,158	841,158	(786,818)	—	—	58,498
Stock compensation including amortization of stock compensation	—	—	186,371	—	60,738	—	247,109
Deferred compensation	—	—	246,224	—	(246,224)	—	—
Shares repurchased and retired	(11,726)	(117)	(25,289)	—	—	—	(25,406)

Balance, December 31, 2001	8,299,493	$82,995	$35,649,120	$(786,818)	$(185,486)	$(9,535,710)	$25,224,101

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

		2000	1999
	2001	Restated	Restated

OPERATING ACTIVITIES:
Net loss	$(1,615,073)	$(14,910)	$(4,146,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,141,096	2,259,430	2,351,597
Stock compensation	247,109	—	—
Loss on sales of fixed assets	9,876	85,150	22,497
Asset impairment charge	—	—	3,218,584
Deferred income taxes	574,621	453,483	—
Deferred rent	5,011	224,962	240,432
Changes in operating assets and liabilities:
Accounts receivable	238,874	(562,311)	(98,366)
Inventories	(13,760)	281,569	(243,164)
Prepaid expenses and other	47,085	(264,040)	15,808
Accounts payable and accrued expenses	(61,486)	(3,950)	509,047
Refundable deposits	15,964	69,111	2,437

Net cash provided by operating activities	1,589,317	2,528,494	1,872,407

INVESTING ACTIVITIES:
Acquisition of fixed assets	(1,079,250)	(808,485)	(899,612)
Proceeds from sale of fixed assets	15,147	157,707	139,793
Long-term investments	(491,742)	—	—
Proceeds from long-term receivable	—	185,820	—

Net cash used in investing activities	(1,555,845)	(464,958)	(759,819)

FINANCING ACTIVITIES:
Proceeds from sale of stock	121,589	125,197	38,881
Note receivable	(106,965)	—	—
Cash dividends paid	(1,391,381)	(1,274,568)	—
Shares repurchased and retired	(25,406)	(773,560)	(93,063)

Net cash used in financing activities	(1,402,163)	(1,922,931)	(54,182)

Increase (decrease) in cash and cash equivalents	(1,368,691)	140,605	1,058,406
Cash and cash equivalents at beginning of year	6,444,145	6,303,540	5,245,134

Cash and cash equivalents at end of year	$5,075,454	$6,444,145	$6,303,540

Non-cash transactions:
Note payable for acquisition of assets	$63,397	$—	$—
Note receivable for exercise of stock options	786,818	—	—

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

      In March 1995, the Company opened the Seattle, Washington Brewery near downtown Seattle. This brewery and 340-seat alehouse has an estimated annual production capacity of 50,000 barrels as of December 31, 2001.

      In December 1995, the Company sold 2,000,000 shares of common stock in an initial public offering (the Offering). Net proceeds from the Offering amounted to approximately $34,156,000 and have been used to fund the Company’s growth and expansion plans.

      In February 1997, the Company opened the Berkeley Brewery in Berkeley, California. This brewery and 380-seat alehouse has an estimated annual beer production capacity of 150,000 barrels as of December 31, 2001.

      In March 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of the Thomas Kemper Soda Company. This acquisition expanded the Company’s product line to include a range of premium soft drinks, including root beer and cream soda.

      In October 2001, the Company announced that it had finalized plans to open a Pyramid Alehouse in Walnut Creek, California. The Walnut Creek Alehouse has seating for 275 plus an outdoor seating area.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in- first-out method, and market represents the lower of replacement cost or estimated net realizable value.

Long Term Investments

      The Company invests in some long term certificates of deposit that are stated at cost plus accrued interest, which approximates fair value. These investments have maturities through 2004 with an average rate of 4%.

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

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Returnable containers (primarily kegs) are capitalized at cost, depreciated over their estimated useful life of five to ten years, and are included in fixed assets. Refundable deposits represent the Company’s liability for deposits charged to customers for returnable containers.

Estimated Useful Lives
Brewery and retail equipment	5 to 25 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of lease term or life of 3 to 15 years

Preopening Costs

      The Company accounts for preopening costs related to new restaurants in accordance with Statement of Position 98-5 “Recording the Cost of Start-Up Activities” and accordingly, there were no unamortized preopening costs at December 31, 2001 and 2000. All preopening costs are expensed as incurred.

Website Design Costs

      Website design costs related to the development and programming and customizing applications of the Company’s website, www.Pyramidbrew.com, are capitalized in other assets and amortized over a two-year period. Net unamortized website design costs totaled approximately $83,000 and $66,000 at December 31, 2001 and 2000, respectively. Amortization of website design costs totaled approximately $40,000, $0 and $0, respectively, for the years ended December 31, 2001, 2000 and 1999. Website design costs relating to development, programming and customizing applications are capitalized and amortized in accordance with Emerging Issues Task Force (EITF) 00-2, “Accounting for Website Development Costs.” Costs of operating and maintaining the website are expensed as incurred.

Goodwill

      The excess of cost over fair value of the net assets of businesses acquired is capitalized and amortized on a straight-line basis over 10 years. Net unamortized goodwill of approximately $415,000 and $495,000 at December 31, 2001 and 2000, respectively, is included in other assets. Amortization of goodwill totaled approximately $80,000 for each of the years ended December 31, 2001, 2000, and 1999. Accumulated amortization at December 31, 2002 and 2001 was approximately $388,000 and $308,000 respectively.

      In June 2001 the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The annual amortization of existing goodwill of approximately $80,000 ceased on December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002. At this time, the Company does not expect to recognize any material impairment charge.

Revenue Recognition

      Revenue from the sale of wholesale beer and soda product is recognized at the time of shipment to the customer.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

      Shipping and handling amounts paid to the Company by customers are included in gross sales. The actual costs of shipping and handling paid by the Company are included in cost of sales.

Advertising Costs

      Advertising costs are expensed as incurred. Total advertising expense was approximately $560,000, $604,000 and $304,000 in 2001, 2000 and 1999, respectively.

      The Company engages in cooperative advertising program and buy down programs with resellers. The expenditures associated with buy down programs are included as an offset in gross sales. The costs of cooperative advertising programs are included in the selling, general and administrative expenses category. The costs of cooperative advertising amounts for the years ended December 31, 2001, 2000 and 1999 totaled approximately $91,000, $88,000 and $66,000, respectively.

      In April 2001, the EIFT issued EITF No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 addresses the timing, recognition and classification in the income statement of certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendor’s products or promotion of sales of the vendor’s products by the retailer or wholesaler. The Company is required to adopt EITF 00-25 in the first quarter of the fiscal year 2002. The advertising costs meet the requirements of EITF 00-25 to be included in expenses rather than as an offset to revenues and therefore, the adoption of EITF 00-25 will not have a material effect on the results of operations of the Company.

Other Income, net

      Other Income, net consists of interest income and parking fee income, and other insignificant non-operating income and expenses.

	Years Ended December 31,

	2001	2000	1999

Interest income	$270,691	$417,858	$322,044
Parking income	257,161	219,226	189,763
Loss on sale of assets	(9,876)	(85,150)	(22,497)
Other income	24,143	33,748	4,924

Other income, net	$542,119	$585,682	$494,234

Income Taxes

      The Company is subject to federal and state income taxes and has recognized deferred taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” SFAS No. 109 requires companies subject to income taxes to adjust their deferred tax assets and liabilities based on temporary differences between financial statement and tax basis of assets of liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

      Realization of the total deferred tax assets representing tax loss and credit carryforwards is dependent on the Company’s ability to generate future U.S. taxable income. Management has established a valuation allowance for the portion of the deferred tax assets that do not meet the recognition criteria of SFAS No. 109. During 2001, the Company determined that its deferred tax assets no longer meet the recognition criteria of SFAS 109 and increased the valuation allowance by approximately $575,000. The Company will continue to

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

Earnings Per Share

      Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. Options to purchase approximately 810,000, 1,211,000 and 801,000 shares of common stock were outstanding as of December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of EPS because their effects are anti-dilutive.

Quantitative and Qualitative Disclosures about Market Risk

      The Company has not and does not currently have any intention to hold any derivative instruments or engage in hedging activities. Also, the Company does not have any outstanding variable rate debt and does not enter into significant transactions denominated in foreign currency. Therefore, the Company’s direct exposure to risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material.

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

Restatement of Package Design Costs

      The company changed the accounting method for package design costs to reflect the expensing of these costs as incurred rather than capitalizing and amortizing over twelve months. This change has been accounted for as a prior period adjustment in accordance with Accounting Principals Board Opinion No. 20 “Accounting Changes.” The financial statements for all periods presented have been restated to reflect this change. The impact of the restatement on cost of sales for 2000 and 1999 was a decrease of approximately $210,000 and $432,000, respectively. The restatement impact on selling, general and administrative expenses for 2000 and 1999 was an increase of approximately $258,000 and $227,000, respectively. The restatement impact on the net loss for 2000 was a $48,000 increase in net loss and for 1999 a $205,000 decrease in net loss. The restatement impact on net loss per share was no change for 2000 and a $0.03 decrease for 1999. The impact on the 1999 retained deficit beginning balance as a result of the restatement was an approximately $195,000 increase in the retained deficit to a $728,000 beginning balance.

     Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for the 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amounts or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include portions of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The statement is effective for the 2002 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS 144 to determine the effect, if any, it may have on the Company’s financial position, results of operations or cash flows.

2.     Accounting for Impairment of Long-Lived Assets

      The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. During fiscal year 1999, the Company wrote down approximately $3,288,000 of impaired long-lived assets. The write-down included $2,545,000 of brewing machinery and equipment, $720,000 of leasehold equipment and $23,000 of other equipment. Based on the Company’s expectation of future discounted net cash flow, these assets have been written-down to their estimated fair value.

3.     Inventories

      Inventories consist of the following:

	December 31,

	2001	2000

Raw materials	$522,226	$481,601
Work in process	138,231	109,510
Finished goods	517,691	573,277

	$1,178,148	$1,164,388

      Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.     Fixed Assets

      Fixed assets consist of the following:

	December 31,

	2001	2000

Brewery and retail equipment	$14,465,637	$14,246,061
Furniture and fixtures	918,879	772,562
Leasehold improvements	13,808,247	13,563,615
Construction in progress	584,855	165,555
Assets held for sale	—	3,832

	29,777,618	28,751,625
Less accumulated depreciation	(9,555,058)	(7,625,733)

	$20,222,560	$21,125,892

      Total depreciation expense was approximately $2,021,000, $2,179,000 and $2,271,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

5.     Walnut Creek

      In October 2001, the Company purchased assets of an alehouse in Walnut Creek, California for $268,000. In addition, the Company assumed the sublease of the location. The purchase was made by a $205,000 cash payment and the balance financed through a $80,000 non-interest bearing note due in four annual equal payments beginning in October 2002. The note payable was recorded using a 10% discount rate.

6.     Note Receivable Related Party

      In June 2001, the Company issued a $787,000 full recourse note to the CEO in exchange for the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to the CEO to fund his payment of taxes on the exercise of the options. The notes are due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares are unrestricted, except for being pledged as collateral for the loans, and the remaining 252,300 shares become unrestricted over the next three and one-half years. During the year ended December 31, 2001, the Company recorded $241,000 in compensation expense in connection with this equity arrangement.

7.     Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2001	2000

Salaries, wages and related accruals	$409,507	$364,219
Severance accrual	—	149,962
Barrel taxes	94,447	110,264
Other accruals	808,687	672,925

	$1,312,641	$1,297,370

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.     Line of Credit

      The Company had a $5,000,000 line of credit (the Line of Credit) for short-term operating needs which expired on July 31, 2001. The Company never borrowed on the Line of Credit and had no interest expense during fiscal 2001, 2000 and 1999.

9.     Income Taxes

      The provision for income taxes included in the statements of operations consists of the following:

	December 31,

		2000	1999
	2001	Restated	Restated

Current	$—	$—	$—
Deferred	(574,621)	—	—

	$(574,621)	$—	$—

      The provision/benefit for income taxes differed from the amount obtained by applying the federal statutory income tax rate to loss before income taxes, as follows:

	December 31,

		2000	1999
	2001	Restated	Restated

Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	2.1	2.1	2.1
Meals and entertainment	(6.0)	(350.7)	(1.3)
Other, net	—	—	(0.1)
Valuation allowance	(85.3)	314.6	(34.7)

	(55.2)%	0.0%	0.0%

      Deferred income tax assets and liabilities are included in the balance sheet at December 31, 2001 and 2000, as follows:

	December 31,

		2000
	2001	Restated

Accelerated depreciation	$(1,666,581)	$(1,578,973)
Package design costs	178,029	203,978
Accrued vacation	73,227	54,918
Severance accrual	—	43,211
Deferred rent	452,582	450,772
Net operating loss carryforwards	2,481,946	2,103,441
Tax credit carryforwards	98,286	98,286
Other, net	217,743	143,423
Valuation allowance	(1,835,232)	(944,435)

	$—	$574,621

      At December 31, 2001, the Company had operating loss carryforwards for federal income tax purposes of approximately $6,869,000, which are available to offset future federal taxable income through 2021 and will

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

begin to expire in 2017. In addition, the Company had alternative minimum tax credit carryforwards of approximately $98,000, which are available to reduce future federal income taxes over an indefinite period. During 2001, the valuation allowance against deferred tax assets increased by approximately $891,000, which included an increase of approximately $575,000 for previously recognized deferred tax assets that no longer met the recognition criteria of SFAS No. 109.

10.     401(k) Plan

      The Company has a 401(k) plan for all eligible employees and had 264 employees as of December 31, 2001. Employees who are at least age 21 become eligible to participate following the first plan quarter in which they perform at least 250 hours of service. Employees can elect to contribute up to 15% of their eligible compensation to the 401(k) plan. The Company generally matches employee contributions (that do not exceed 6% of the employee’s compensation) at the rate of 50%. The Company may also make additional discretionary contributions. The Company’s matching contributions for the years ended December 31, 2001, 2000 and 1999, totaled approximately $93,000, $70,000 and $28,000, respectively.

11.     Operating Leases

      The Company leases its office, warehouse and plant facilities under operating leases in Seattle, Berkeley and Walnut Creek. The Seattle brewery and warehouse lease agreements expire in 2004 and contains options to extend the lease term for three additional five-year periods under the same terms and conditions except that the monthly rent will be increased by the increase in the Consumer Price Index, but in no event shall the increase be less than 15% nor greater than 25% for each term. The Berkeley brewery lease agreement expires in 2010 and contains options to extend the lease term for two additional five-year periods. The Walnut Creek alehouse lease agreement expires in 2012 and contains options to extend the lease term for three additional five-year periods and one final option for a four year period. These lease agreements contain provisions for free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent of approximately $1,253,000 and $1,248,000 at December 31, 2001 and 2000, respectively, representing the pro rata rent which would have been due if equal payments had been required under the lease terms. The Company also leases office, storage and distribution facilities under month-to-month lease agreements.

      At December 31, 2001, future minimum rental payments are as follows:

2002	$1,206,000
2003	1,206,000
2004	1,048,000
2005	811,000
2006	884,000
Thereafter	4,009,000

$9,164,000

      Total rent expense was approximately $732,000, $731,000 and $777,000 in 2001, 2000 and 1999, respectively.

12.     Commitments and Contingencies

      The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.     Cash Dividend

      The Board of Directors announced on November 20, 2001, the declaration of a $0.044 per common share dividend payable on January 11, 2002 to shareholders of record on December 31, 2001. The Board of Directors also announced on February 14, 2002, the declaration of a $0.044 per common share dividend payable on April 12, 2002 to shareholders of record on March 29, 2002. The cash dividends declared in November 2001 totaled approximately $365,000 for all common stock outstanding as of the dates of record. During the years ended December 31, 2001 and 2000, the Company paid approximately $1,391,000 and $1,275,000, or $0.172 and $0.16 per common share, of cash dividends, respectively.

      Cash dividends declared per common share:

2001	$0.176
2000	$0.160
1999	$0.040

14.     Stock Buyback Plan

      On December 15, 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2,000,000 of the Company’s outstanding common stock on the open market. For the years ended December 31, 2001, 2000 and 1999, the Company repurchased 11,726, 396,198 and 49,800 shares of common stock at costs of approximately $25,000, $774,000 and $93,000, respectively.

15.     Major Customers and Financial Instruments

      Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing deposits. The Company’s interest-bearing deposits are placed with major financial institutions. Wholesale distributors account for substantially all accounts receivable; therefore, this concentration risk is limited due to the number of distributors, their geographic dispersion and state laws regulating the financial affairs of distributors of alcoholic beverages.

      During the years ended December 31, 2001, 2000 and 1999, one customer comprised approximately 24%, 29% and 24% of the Company’s revenue, respectively. Accounts receivable at December 31, 2001 and 2000 include approximately $323,000 and $447,000, respectively, due from this customer.

16.     Segment Information

      The Company adopted SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, during 1998. Following the provisions of SFAS No. 131, the Company is reporting segment information in the same format as reviewed by the Company’s management (the “Management Approach”), which is organized around products and services. During 1999, the internal transfer pricing of beverage products to the alehouse operations changed from wholesale price to cost.

Products and Services

      The Company’s reportable segments include beverage operations and alehouses. Beverage operations include the production and sale of Pyramid Ales, Thomas Kemper beers and Thomas Kemper soda products. The alehouse segment consists of two full-service alehouses, which market and sell the full line of the Company’s beer and soda products as well as food and certain merchandise.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Factors used to identify reportable segments

      The Company’s reportable segments are strategic business units that offer distinct and different products and services. These segments are managed separately because each business requires different production, management and marketing strategies.

Measurement of segment profit and segment assets

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company records intersegment sales at cost.

      Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total

	(Dollars in thousands)
Year ended December 31, 2001
Revenues from external customers	$23,539	$8,456	$—	$31,995
Intersegment revenues	292	(292)	—	—
Interest income	—	—	271	271
Depreciation and amortization including stock compensation	1,587	414	387	2,388
Operating (loss) income	257	944	(2,784)	(1,583)
Capital expenditures	354	533	192	1,079
Total assets	16,106	3,543	9,782	29,431
Year ended December 31, 2000
Revenues from external customers	$22,538	$7,737	$—	$30,275
Intersegment revenues	259	(259)	—	—
Interest income	—	—	418	418
Restated depreciation and amortization	1,662	408	189	2,259
Restated operating (loss) income	1,195	671	(2,467)	(601)
Capital expenditures	373	273	162	808
Restated total assets	17,239	3,333	11,499	32,071
Year ended December 31, 1999
Revenues from external customers	$21,560	$7,251	$—	$28,811
Intersegment revenues	279	(279)	—	—
Interest income	—	—	322	322
Restated depreciation and amortization	1,775	431	146	2,352
Impairment and restructuring charge	3,288	—	—	3,288
Restated operating (loss) income	(2,289)	626	(2,978)	(4,641)
Capital expenditures	350	337	213	900
Restated total assets	18,558	3,454	11,707	33,719

Other

      Other consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for fixed assets which are presented by segment.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.     Stock Option Plans

      The Company’s Amended and Restated 1995 Employee Stock Option Plan (the Employee Plan) permits the granting of options to employees. A total of 1,315,000 shares have been reserved under the Employee Plan. The options are granted at the fair market value of the Company’s common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and vests over a period of three years.

      The Company’s Non-Employee Director Stock Option Plan (the Director Plan) provides for the granting of stock options covering 5,000 shares of common stock to be made automatically on the date of each annual meeting of stockholders to each non-employee director of the Company, so long as shares of common stock remain available under the Director Plan. A total of 250,000 shares have been reserved under the Director Plan. As of December 31, 2001 and 2000, 127,500 and 92,500 options have been granted, respectively. Each outstanding option granted under this plan has a term of 10 years from the date of grant and vests immediately.

      The Company has adopted the disclosure-only provision of the SFAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly no compensation cost has been recognized for options issued under the Employee and Director Plans (the Plans). Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company’s net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999, would have been as follows:

	December 31,

	2001	2000	1999

Net loss — as reported/restated	$(1,615,073)	$(14,910)	$(4,146,465)

Net loss — pro forma	$(1,938,460)	$(466,096)	$(4,964,652)

Net loss per share — as reported/restated	$(0.20)	$(0.00)	$(0.50)

Net loss per share — pro forma	$(0.24)	$(0.06)	$(0.60)

      The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.13% to 6.87%; expected option lives of six to eight years; expected volatility of 40% to 112%; and expected future dividends. The weighted-average fair value of options granted during the years 2001, 2000 and 1999 was $1.46, $1.27 and $1.46, respectively. The effect of applying SFAS No. 123 for providing pro-forma disclosures is not indicative of future results.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Information with respect to the Plans follows:

	Share Subject	Option	Average
	to Option	Price Range	Exercise Price

Options outstanding at December 31, 1998	652,500	$1.56 - 19.00	$4.33
Granted	305,000	$2.00 - 2.50	$2.05
Forfeitures	(156,834)	$2.56 - 19.00	$6.00

Options outstanding at December 31, 1999	800,666	$1.56 - 12.25	$3.14
Granted	610,000	$1.70 - 2.00	$1.87
Forfeitures	(171,632)	$1.82 - 12.25	$2.81
Exercised	(27,600)	$1.75 - 2.13	$1.85

Options outstanding at December 31, 2000	1,211,434	$1.56 - 12.25	$2.56
Granted	260,000	$2.13 - 2.67	$2.33
Forfeitures	(246,034)	$1.82 - 10.75	$3.25
Exercised	(415,700)	$1.56 - 2.67	$2.03

Options outstanding at December 31, 2001	809,700	$1.56 - 12.25	$2.55

      Shares available for future grants at December 31, 2001 and 2000 totaled 312,000 and 326,000, respectively.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Information about options outstanding at December 31, 2001 follows:

	Weighted-
	Average		Weighted-
Options	Remaining	Options	Average
Outstanding	Contractual Life	Exercisable	Exercise Price

32,500	53 months	32,500	$10.75
5,000	53 months	5,000	$12.25
5,000	60 months	5,000	$4.75
6,000	62 months	6,000	$4.13
5,000	65 months	5,000	$3.25
7,500	70 months	7,500	$3.09
5,000	77 months	5,000	$2.63
97,000	78 months	97,000	$2.56
1,700	81 months	1,700	$1.56
15,000	89 months	15,000	$2.13
50,000	94 months	36,400	$2.00
20,000	96 months	13,000	$1.82
100,000	99 months	53,300	$2.00
25,000	100 months	25,000	$1.75
25,000	101 months	12,500	$1.82
120,000	103 months	56,600	$1.70
50,000	103 months	23,800	$2.00
35,000	103 months	16,100	$1.82
100,000	107 months	36,000	$2.00
30,000	112 months	30,000	$2.67
75,000	114 months	10,500	$2.57

809,700		492,900

      The Company had options exercisable of 604,900 with weighted-average exercise prices ranging from $1.56 to $12.25 and options exercisable of 384,120 with weighted-average exercise prices ranging from $1.56 to $12.25 as of December 31, 2000 and 1999, respectively.

18.     Employee Stock Purchase Plan

      The Company’s Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees to acquire shares of common stock of the Company at a discount. Eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Discounts related to employee stock purchases during 2001, 2000 and 1999 were insignificant. The total number of shares issuable under the plan is 500,000. There were 25,344, 26,686 and 15,376 shares issued under the Purchase Plan during 2001, 2000 and 1999 at a weighted-average price of approximately $1.78, $1.44 and $1.36 per share, respectively.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

19.     Interim Financial Data (Unaudited)

      The following table presents the results of operations for each of the four quarters in 2001 and 2000. This quarterly information is unaudited, has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in the Company’s quarterly results of operations, including timing of new product introduction, seasonality of demand, any decrease in the demand for craft beers and general economic conditions. As a result, the Company’s results of operations for any quarter are not necessarily indicative of results for any future period.

	2001 Quarters Ended				2000 Quarters Ended

		September 30	June 30	March 31	December 31	September 30	June 30	March 31
	December 31	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)	Restated(1)

	(In thousands except per share amounts)
Gross sales	$7,622	$8,429	$9,366	$6,578	$7,179	$8,148	$8,425	$6,523
Less excise taxes	443	404	447	278	397	446	506	355

Net sales	7,179	8,025	8,919	6,300	6,782	7,702	7,919	6,168
Cost of sales	5,548	6,217	6,220	4,892	5,066	5,409	5,667	4,660

Gross margin	1,631	1,808	2,699	1,408	1,716	2,293	2,252	1,508
Selling, general and administrative expenses	2,338	1,999	2,516	2,275	2,421	2,105	2,039	1,805

Operating (loss) income	(707)	(191)	183	(867)	(705)	188	213	(297)
Other income, net	79	200	162	101	115	160	219	92

Income (loss) before income taxes	(628)	9	345	(766)	(590)	348	432	(205)
Provision for income taxes	(575)	—	—	—	—	—	—	—

Net (loss) income	$(1,203)	$9	$345	$(766)	$(590)	$348	$432	$(205)
Basic and diluted net (loss) income per share	$(0.15)	$0.00	$0.04	$(0.10)	$(0.08)	$0.04	$0.05	$(0.03)

Weighted average basic shares outstanding	8,089	8,069	7,920	7,868	7,857	7,830	7,925	8,149

Weighted average diluted shares outstanding	8,089	8,195	8,077	7,868	7,857	7,885	7,926	8,149

(1)	The company changed the accounting method for package design costs to reflect the expensing of these costs as incurred rather than capitalizing and amortizing over twelve months. This change has been accounted for as a prior period adjustment in accordance with Accounting Principals Board Opinion No. 20 “Accounting Changes.” The financial statements for all periods presented have been restated to reflect this change.

Impact of Restatement on Prior Periods — Increase (Decrease) in Amounts

	2001 Quarters Ended			2000 Quarters Ended

	September 30	June 30	March 31	December 31	September 30	June 30	March 31

	(Dollars in thousands, except per share data)
Income Statement Data:
Cost of sales	$(58)	$(69)	$(65)	$(62)	$(51)	$(47)	$(50)
Selling, general and administrative expenses	46	41	105	87	68	58	45
Net loss/income	(12)	28	40	25	(17)	(11)	5
Basic and diluted net loss per share	$(0.00)	$0.00	$0.01	$0.01	$(0.01)	$(0.01)	$0.00

EXHIBIT INDEX

      The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number, which follows the description of the exhibit, indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

Exhibit
No.	Description

3.1(1)	Amended and Restated Articles of Incorporation of Registrant
3.2(1)	Form of Amended and Restated Bylaws of Registrant
3.3	Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999. (Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.)
4.1(1)	Form of Common Stock Certificate
10.1(1)	Lease between Harold W. Hill and the Registrant dated April 13, 1994
10.2(1)	Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994
10.3(1)	Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995
10.4(1)	Distribution Agreement between the Registrant and Western Washington Beverage dated August 24, 1995
10.5(1)	Registrant’s 1995 Employee Stock Option Plan
10.6(1)	Registrant’s Non-Employee Director Stock Option Plan
10.7(1)	Form of Non-Qualified Stock Option Agreement
10.8(1)	Commercial Lease between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust and Pyramid Breweries California, Inc. dated November 1, 1995
10.9(1)	Assignment, Assumption and Consent Agreement between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid Breweries California, Inc. and Pyramid Breweries Inc. dated November 17, 1995
10.10	Employment Agreement and First Amendment between the Registrant and Martin Kelly (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.)
10.11	Employment Agreement between the Registrant and Gary McGrath (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.)
10.12	Employment Agreement between the Registrant and Wayne Drury (Incorporated by reference to the Registrant’s Annual Report on 10.12 Form 10-K for the year ended December 31, 2000.)
10.13	Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company, Inc., and the Registrant dated October 26, 2001
10.14	Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996
10.15	Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995
10.16	Stock Purchase Agreement and Promissory Notes between the Company and Martin Kelly (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2001.)
23.1	Consent of Independent Public Accountants

(1)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).