Form 10-Q
period 2002-03-31
PYRAMID BREWERIES INC
filed 2002-05-15
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                 to                 .

Commission file number 0-27116

PYRAMID BREWERIES INC.

(Exact name of registrant as specified in its charter)

Washington	91-1258355

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

91 So. Royal Brougham Way,
Seattle, WA 98134
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (206) 682-8322

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .

         Common stock, par value of $.01 per share: 8,306,750 shares of Common Stock outstanding as of March 31, 2002

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets March 31, 2002 and December 31, 2001	3

	Statements of Operations Quarter Ended March 31, 2002 and 2001	4

	Statements of Cash Flows Quarter Ended March 31, 2002 and 2001	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12

	SIGNATURE	13

PART I

Item 1 — FINANCIAL STATEMENTS

PYRAMID BREWERIES INC.

BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2002	2001

CURRENT ASSETS:

Cash and cash equivalents	$3,542,474	$5,075,454

Accounts receivable, net	1,573,013	1,425,592

Inventories	1,435,574	1,178,148

Prepaid expenses and other	259,034	382,826

Deferred income taxes	—	—

Total current assets	6,810,095	8,062,020

Long term investments	491,742	491,742

Note receivable related party	103,517	106,965

Fixed assets, net	20,661,586	20,222,560

Deferred income taxes	—	—

Other assets	537,302	547,466

Total assets	$28,604,242	$29,430,753

CURRENT LIABILITIES:

Accounts payable	$570,341	$662,527

Accrued expenses	1,770,583	1,312,641

Refundable deposits	472,629	550,259

Note payable-current	20,000	20,000

Dividends payable	365,497	365,178

Total current liabilities	3,199,050	2,910,605

Note payable	44,806	43,397

Deferred rent	1,221,732	1,252,650

Total liabilities	4,465,588	4,206,652

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, 10,000,000 shares authorized, none issued	—	—

Common stock, $.01 par value; 40,000,000 shares authorized, 8,306,750 and 8,299,493 shares issued and outstanding	83,068	82,995

Additional paid-in capital	35,664,148	35,649,120

Note receivable	(786,818)	(786,818)

Deferred compensation	(153,139)	(185,486)

Retained deficit	(10,668,605)	(9,535,710)

Total stockholders’ equity	24,138,654	25,224,101

Total liabilities and stockholders’ equity	$28,604,242	$29,430,753

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

		2001
	2002	Restated

Gross sales	$6,833,879	$6,577,820

Less excise taxes	342,173	277,806

Net sales	6,491,706	6,300,014

Cost of sales	5,136,011	4,892,466

Gross margin	1,355,695	1,407,548

Selling, general and administrative expenses	2,175,255	2,274,767

Operating loss	(819,560)	(867,219)

Other income, net	52,162	101,226

Loss before income taxes	(767,398)	(765,993)

Provision for income taxes	—	—

Net loss	$(767,398)	$(765,993)

Basic and diluted net loss per share	$(0.09)	$(0.10)

Weighted average shares outstanding	8,112,136	7,867,888

Beer barrels shipped	23,200	22,300

Soda barrels shipped	9,300	9,800

Total barrels shipped	32,500	32,100

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

		2001
	2002	Restated

OPERATING ACTIVITIES:
Net loss	$(767,398)	$(765,993)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	580,183	526,070

Stock compensation	33,733	2,306

Interest expense	1,409	—

Gain on sales of fixed assets	(856)	—

Deferred rent	(30,918)	93,440

Changes in operating assets and liabilities:

Accounts receivable	(147,421)	230,684

Inventories	(257,426)	(135,779)

Prepaid expenses and other	(177,415)	106,941

Accounts payable and accrued expenses	365,756	(323,555)

Refundable deposits	(77,630)	(44,266)

Net cash used in operating activities	(477,983)	(310,152)

INVESTING ACTIVITIES:

Acquisitions of fixed assets	(714,233)	(247,352)

Proceeds from sales of fixed assets	7,251	—

Net cash used in investing activities	(706,982)	(247,352)

FINANCING ACTIVITIES:

Proceeds from the sale of common stock	13,715	10,511

Note receivable	3,448	—

Cash dividends paid	(365,178)	(314,530)

Purchase and retirement of common stock	—	—

Net cash used in financing activities	(348,015)	(304,019)

Decrease in cash and cash equivalents	(1,532,980)	(861,523)

Cash and cash equivalents at beginning of period	5,075,454	6,444,145

Cash and cash equivalents at end of period	$3,542,474	$5,582,622

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION:

         Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and Berkeley, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of March 31, 2002, the Company’s products were distributed in 32 states and Canada. The Company also operates two restaurants adjacent to its breweries under the Pyramid Alehouse brand name and is opening a third Alehouse in Walnut Creek, California in May 2002.

Revenue Recognition

         Revenue from the sale of wholesale beer and soda product is recognized at the time of shipment, when the title of the Company product passes to the customer, in accordance with distributor sales agreements.

Restatement

         The Company changed the accounting method for package design costs to reflect the expensing of these costs as incurred rather than capitalizing and amortizing over twelve months. This change has been accounted for as a prior period adjustment in accordance with Accounting Principals Board Opinion No. 20 “Accounting Changes.” The financial statements for the period presented have been restated to reflect this change.

Impact of Restatement on Prior Period – Increase (Decrease) in Amounts
(Dollars in thousands, except per share data)

Income Statement Data:	Three Months Ended
March 31, 2001

Cost of sales	$(65)

Selling, general and administrative expenses	105

Net loss	40

Basic and diluted net loss per share	$0.01

Other Income, net

         Other Income, net consists of interest income and parking fee income, and other insignificant non-operating income and expenses.

	Three Months Ended March 31,

	2002	2001

Interest income	$31,206	$93,646

Parking income	11,478	10,375

Interest expense	(1,409)	—

Loss on sale of assets	856	—

Other income (expense)	10,031	(2,795)

Other income, net	$52,162	$101,226

         The accompanying condensed financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the historical information contained herein, the matters described may contain forward-looking statements that involve risks and uncertainties, including those described under the caption entitled “Risk Factors and Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission, and elsewhere in the Company’s periodic reports. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2. INVENTORIES:

	March 31,	December 31,
	2002	2001

Raw materials	$561,649	$522,226

Work in process	137,024	138,231

Finished goods	736,901	517,691

	$1,435,574	$1,178,148

         Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

3. FIXED ASSETS:

	March 31,	December 31,
	2002	2001

Brewery and retail equipment	$14,509,331	$14,465,637

Furniture and fixtures	935,157	918,879

Leasehold improvements	14,110,614	13,808,247

Construction in progress	1,209,949	584,855

	30,765,051	29,777,618

Less: accumulated depreciation	(10,103,465)	(9,555,058)

	$20,661,586	$20,222,560

         Construction in progress includes the leasehold improvements made in the Walnut Creek Alehouse which opened in May 2002.

4. NOTE RECEIVABLE RELATED PARTY

         In June 2001, the Company issued a $787,000 full recourse note to the CEO in exchange for the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to the CEO to fund his payment of taxes on the exercise of the options. The notes are due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares are unrestricted, except for being pledged as collateral for the loans, and the remaining 252,300 shares become unrestricted over the next three and one-half years. During the quarter ended March 31, 2002, the Company recorded $32,000 in compensation expense in connection with this equity arrangement.

5. EARNINGS PER SHARE

         Basic and diluted net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the quarter. The effect of stock options has not been included in the calculation of diluted net loss per shares as the effect is antidilutive. Options to purchase approximately 756,900 and 1,096,900 shares of common stock were outstanding as of March 31, 2002 and 2001, respectively, but were not included in the computation of EPS because their effects are antidilutive.

6. STOCKHOLDERS’ EQUITY

	Common Stock		Additional				Total
			Paid-In	Note	Deferred	Retained	Stockholders'
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

Balance at December 31, 2001	8,299,493	$82,995	$35,649,120	$(786,818)	$(185,486)	$(9,535,710)	$25,224,101

Net loss	—	—	—	—	—	(767,398)	(767,398)

Shares issued	7,257	73	13,642	—	—	—	13,715

Stock compensation including amortization of stock compensation	—	—	1,386	—	32,347	—	33,733

Dividends declared	—	—	—	—		(365,497)	(365,497)

Balance at March 31, 2002	8,306,750	$83,068	$35,664,148	$(786,818)	$(153,139)	$(10,668,605)	$24,138,654

7. COMMITMENTS AND CONTINGENCIES:

         The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

8. CASH DIVIDEND:

         The Board of Directors announced on February 14, 2002, the declaration of a $0.044 per common share dividend payable on April 12, 2002 to shareholders of record on March 29, 2002. The Board of Directors also announced, on May 1, 2002, the declaration of a $0.044 per common share dividend payable on July 12, 2002 to shareholders of record on June 28, 2002. The cash dividends declared totaled approximately $365,000 for all common stock outstanding as of the dates of record.

         Cash dividends declared per common share:

Three Months Ended
March 31,

2002	$0.044

2001	$0.044

         Although the Company has declared and paid a dividend every quarter since the fourth quarter of 1999, continued future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

9. SEGMENT INFORMATION:

         The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information,” and reports segment information in the same format as reviewed by the Company’s management, which is organized around differences in products and services.

         Products and Services

         The Company’s reportable segments include beverage operations and alehouses. Beverage operations include the production and sale of Pyramid ales and lagers, Thomas Kemper beers and Thomas Kemper Soda Company products. The alehouse segment consists of two full-service alehouses, which market and sell the full line of the Company’s beer and soda products as well as food and certain merchandise. A third, new Walnut Creek Alehouse location is opened in May 2002.

         Factors used to identify reportable segments

         The Company’s reportable segments are strategic business units that offer different products and services. These segments are managed separately because each business requires different management and marketing strategies.

         Measurement of segment profit and segment assets

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company records intersegment sales at cost.

Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total

Quarter ended March 31, 2002		(Dollars in thousands)
Revenues from external customers	$4,983	$1,851	$—	$6,834

Intersegment revenues	64	(64)	—	—

Interest income	—	—	31	31

Depreciation and amortization including stock compensation	437	98	79	614

Operating (loss) income	(146)	85	(706)	(767)

Capital expenditures	75	621	18	714

Total assets	16,041	4,066	8,497	28,604

Quarter ended March 31, 2001

Revenues from external customers	$4,768	$1,810	$—	$6,578

Intersegment revenues	54	(54)	—	—

Interest income	—	—	94	94

Depreciation and amortization including stock compensation	389	103	36	528

Operating (loss) income	(346)	132	(552)	(766)

Capital expenditures	120	85	42	247

Total assets	16,996	3,331	10,402	30,729

Other

         Other consists of interest income, general and administrative expense, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for fixed assets, which are presented by segment.

10. NEW ACCOUNTING PRONOUNCEMENTS:

         Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The annual amortization of existing goodwill of approximately $80,000 ceased on December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company is currently evaluating whether there will be additional impacts from the adoption of SFAS No. 142 on the Company’s financial statements such as an impairment of existing goodwill amounts, however, the Company does not expect to recognize any material impairment change.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

		Three Months Ended March 31,

		% of	2001	% of
	2002	Net Sales	Restated	Net Sales

Gross sales	$6,833,879		$6,577,820

Less excise taxes	342,173		277,806

Net sales	6,491,706	100.0	6,300,014	100.0

Cost of sales	5,136,011	79.1	4,892,466	77.7

Gross margin	1,355,695	20.9	1,407,548	22.3

Selling, general and administrative expenses	2,175,255	33.5	2,274,767	36.1

Operating loss	(819,560)	(12.6)	(867,219)	(13.8)

Other income, net	52,162	0.8	101,226	1.6

Loss before income taxes	(767,398)	(11.8)	(765,993)	(12.2)

Benefit for income taxes	—	—	—	—

Net loss	$(767,398)	(11.8)	$(765,993)	(12.2)

Basic and diluted net loss per share	$(0.09)		$(0.10)

Weighted average shares outstanding	8,112,136		7,867,888

Operating data (in barrels):

Beer barrels shipped	23,200		22,300

Soda barrels shipped	9,300		9,800

Total barrels shipped	32,500		32,100

Annual production capacity	200,000		200,000

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

         Gross Sales. Gross sales increased 3.9% to $6,834,000 in the first quarter ended March 31, 2002 from $6,578,000 in the same quarter of 2001. Wholesale beverage sales increased 4.5% to $4,983,000 in the first quarter ended March 31, 2002 from $4,768,000 in the same quarter of 2001. Although total beverage barrel shipments remained flat compared to prior year, beer shipments increased 4.0% to 23,200 barrels in the current quarter from 22,300 barrels in the same quarter of the prior year. The beer shipment increases were offset by a 5.1% decrease in soda barrels shipped to 9,300 barrels from 9,800 barrels in the same quarter of the prior year. The reduction in soda volume is the result of a shift in the timing of promotional activity from the first quarter of 2001, to the second quarter of 2002. Alehouse sales increased 2.3%, to $1,851,000 in the first quarter ended March 31, 2002, from $1,810,000 in the same quarter of 2001 due to increased patronage at the Berkeley alehouse.

         Excise Taxes. Excise taxes totaled 5.0% and 4.2% of gross sales for the quarters ended March 31, 2002 and 2001, respectively. The increase in excise taxes as a percentage of gross sales was due mainly to a greater portion of beer sales during the quarter ended March 31, 2002, which bear excise tax.

         Gross Margin. Gross margin as a percentage of net sales decreased to 20.9% in the first quarter ended March 31, 2002 from 22.3% in the same quarter of 2001. This decrease as a percentage of net sales was due mainly to increased labor costs at the Seattle and Berkeley Alehouses and cost increases associated with opening the new Walnut Creek Alehouse location in May 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 4.4% to $2,175,000 or 33.5% of net sales for the first quarter ended March 31, 2002 from $2,275,000 or 36.1% of net sales for the same quarter of 2001. This decrease as a percentage of net sales was due mainly to a decrease in marketing expense of $295,000 related to a brand awareness campaign which began in the fourth quarter of 2000 and was completed in the first quarter of 2001.

         Other Income, net. Other income, net was approximately $52,000 and 0.8% of net sales for the first quarter ended March 31, 2002 compared to $101,000 and 1.6% of net sales in the same quarter of 2001. The decrease was due to lower interest income during the current year.

         Income Taxes. The Company recorded no income tax benefit for the quarters ended March 31, 2002 and 2001. As of December 31, 2001, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company’s ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

         Net Loss. The Company reported a net loss of $767,000 for the first quarter ended March 31, 2002 compared to a net loss of $766,000 in the same quarter of 2001.

         Other. In April 2002, the Company announced plans for a new alehouse located in Sacramento, California. The 295 seat restaurant and brewery will occupy approximately 9,100 square feet on the first floor of a historical building.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the first quarter ended March 31, 2002 was approximately $479,000 compared to $310,000 for the same period of the prior year. This increase was due primarily to the increase in finished goods inventory resulting from the preparation of promotional activities scheduled for the second quarter of 2002. Net cash used in investing activities for the quarter ended March 31, 2002 was $707,000 compared to net cash used in investing activities of $247,000 for the same period of the prior year. The cash used in investing activities in 2002 included funds used to improve the new Walnut Creek Alehouse which opened in May 2002. At March 31, 2002, the Company had working capital of $3,611,000 compared to $5,151,000 at December 31, 2001.

         On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock repurchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of March 31, 2002, the Company has repurchased 457,724 shares at an average price of $1.94 per share.

         Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures in 2002 are expected to be greater than 2001 expenditures. Planned projects include the Walnut Creek Alehouse development which opened in May 2002, Sacramento Alehouse development scheduled to open in the first quarter 2003 and the upgrading of brewery equipment and alehouse facilities in the Seattle and Berkeley locations. The Company estimates that total alehouse development costs to be incurred in 2002 will be approximately $1,400,000. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations, will be sufficient for the Company’s working capital needs.

         The Company’s future cash requirements and cash flow expectations are closely related to its expansion plans. The Company generally expects to meet future financing needs through cash on-hand and cash flow from operations. Additionally, the Company has opened discussions with several lenders related to establishing a line of credit to help support the costs of future expansion. Although the Company has declared and paid a dividend every quarter since the fourth quarter of 1999, continued future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

         The Company does not provide forecasts of future financial performance. However this report does contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by that section. There are numerous important factors that could cause results to differ materially from those anticipated by some of the statements made by the Company. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty. Additional information concerning those and other factors is contained in the Company’s Securities and Exchange Commission filings including its Form 10-K for the year ended December 31, 2001.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

The following exhibits are filed as part of this report.

3.1*	Amended and Restated Articles of Incorporation

3.2*	Amended and Restated Bylaws

*	Incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-1 (File No. 33-97834).

(B)	REPORTS ON FORM 8-K

None filed during the quarter ended March 31, 2002.

Items 1, 2, 3, 4 and 5 of PART II are not applicable and have been omitted

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on May 14, 2002.

PYRAMID BREWERIES INC.

	By:	/s/ JASON W. REES

Jason W. Rees, Corporate Controller

	By:	/s/ R. MARTIN KELLY

R. Martin Kelly, President and Chief Executive Officer

DATE: May 14, 2002