Form 10-Q
period 2002-06-30
PYRAMID BREWERIES INC
filed 2002-08-14
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO______________.

COMMISSION FILE NUMBER 0-27116

PYRAMID BREWERIES INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1258355 (I.R.S. Employer Identification No.)

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

     Common stock, par value of $.01 per share: 8,379,825 shares of common stock outstanding as of June 30, 2002

Pages 1 of 16 sequentially numbered pages.

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY AND SIX MONTH PERIODS ENDED JUNE 30, 2002

PART I

Item 1 — FINANCIAL STATEMENTS

PYRAMID BREWERIES INC.

BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$4,116,036	$5,075,454
Accounts receivable, net	2,317,598	1,425,592
Inventories	1,145,501	1,178,148
Prepaid expenses and other	216,013	382,826

Total current assets	7,795,148	8,062,020

Long term investments	491,742	491,742
Note receivable related party	100,562	106,965
Fixed assets, net	20,821,843	20,222,560
Other assets	541,142	547,466

Total assets	$29,750,437	$29,430,753

CURRENT LIABILITIES:
Accounts payable	$894,117	$662,527
Accrued expenses	2,235,678	1,312,641
Refundable deposits	470,267	550,259
Note payable-current	20,000	20,000
Dividends payable	368,714	365,178

Total current liabilities	3,988,776	2,910,605
Note payable	46,919	43,397
Deferred rent	1,190,814	1,252,650

Total liabilities	5,226,509	4,206,652

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,379,825 and 8,299,493 shares issued and outstanding	83,799	82,995
Additional paid-in capital	35,812,624	35,649,120
Note receivable	(786,818)	(786,818)
Accumulated compensation	(142,239)	(185,486)
Accumulated deficit	(10,443,438)	(9,535,710)

Total stockholders’ equity	24,523,928	25,224,101

Total liabilities and stockholders’ equity	$29,750,437	$29,430,753

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

		2001		2001
	2002	Restated	2002	Restated

Gross sales	$10,177,068	$9,366,493	$17,010,947	$15,944,313
Less excise taxes	472,109	446,788	814,282	724,594

Net sales	9,704,959	8,919,705	16,196,665	15,219,719
Cost of sales	7,021,217	6,219,562	12,157,228	11,112,028

Gross margin	2,683,742	2,700,143	4,039,437	4,107,691
Selling, general and administrative expenses	2,219,452	2,517,303	4,394,707	4,792,070

Operating income (loss)	464,290	182,840	(355,270)	(684,379)
Other income, net	129,591	161,874	181,753	263,100

Income (loss) before income taxes	593,881	344,714	(173,517)	(421,279)
Provision for income taxes	—	—	—	—

Net income (loss)	$593,881	$344,714	$(173,517)	$(421,279)

Basic and diluted net income (loss) per share	$0.07	$0.04	$(0.02)	$(0.05)
Weighted average basic shares outstanding	8,173,219	7,920,376	8,142,677	7,894,132
Weighted average diluted shares outstanding	8,241,812	8,077,134	8,142,677	7,894,132
Cash dividend declared per share	$0.044	$0.044	$0.088	$0.088

Beer barrels shipped	31,900	31,600	55,100	53,900
Soda barrels shipped	15,000	15,100	24,300	24,900

Total barrels shipped	46,900	46,700	79,400	78,800

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

		2001
	2002	Restated

OPERATING ACTIVITIES:
Net income (loss)	$(173,517)	$(421,279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,107,582	1,060,060
Stock compensation	46,019	183,599
Interest expense	3,522	—
(Gain) loss on sales of fixed assets	(53)	436
Deferred rent	(61,836)	65,197
Changes in operating assets and liabilities:
Accounts receivable	(892,006)	(475,551)
Inventories	32,647	(305,410)
Prepaid expenses and other	4,011	276,690
Accounts payable and accrued expenses	987,905	715,745
Refundable deposits	(79,992)	(22,038)

Net cash provided by operating activities	974,282	1,077,449
INVESTING ACTIVITIES:
Acquisitions of fixed assets	(1,381,499)	(429,725)
Proceeds from sales of fixed assets	10,535	1,577

Net cash used in investing activities	(1,370,964)	(428,148)
FINANCING ACTIVITIES:
Proceeds from the sale of common stock	161,536	98,071
Notes receivable	6,403	(114,587)
Cash dividends paid	(730,675)	(660,785)

Net cash used in financing activities	(562,736)	(677,301)

Decrease in cash and cash equivalents	(959,418)	(28,000)
Cash and cash equivalents at beginning of period	5,075,454	6,444,145

Cash and cash equivalents at end of period	$4,116,036	$6,416,145

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington, Berkeley, California, and Walnut Creek, California. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of June 30, 2002, the Company’s products were distributed in 32 states and Canada. The Company operates three restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

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

Impact of Restatement on Prior Period — Increase (Decrease) in Amounts
(Dollars in thousands, except per share data)

	Three Months Ended	Six Months Ended
Income Statement Data:	June 30, 2001	June 30, 2001

Cost of sales	$(69)	$(134)
Selling, general and administrative expenses	41	146
Net income	28	(12)
Basic and diluted net income per share	$—	$—

Other Income, net

     Other Income, net consists of interest income and parking fee income, and other insignificant non-operating income and expenses.

	Three Months Ended June 30,

	2002	2001

Interest income	$23,765	$66,334
Parking income	96,406	95,924
Interest expense	(2,113)	—
Loss on sale of assets	(908)	(436)
Other income (expense)	12,441	52

Other income, net	$129,591	$161,874

	Six Months Ended June 30,

	2002	2001

Interest income	$54,971	$159,979
Parking income	107,884	106,299
Interest expense	(3,522)	—
Loss on sale of assets	(53)	(436)
Other income (expense)	22,473	(2,742)

Other income, net	$181,753	$263,100

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

2. INVENTORIES:

	June 30,	December 31,
	2002	2001

Raw materials	$531,297	$522,226
Work in process	194,794	138,231
Finished goods	419,410	517,691

	$1,145,501	$1,178,148

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale

3. FIXED ASSETS:

	June 30,	December 31,
	2002	2001

Brewery and retail equipment	$14,757,687	$14,465,637
Furniture and fixtures	937,330	918,879
Leasehold improvements	15,468,267	13,808,247
Construction in progress	253,405	584,855

	31,416,689	29,777,618
Less: accumulated depreciation and amortization	(10,594,846)	(9,555,058)

	$20,821,843	$20,222,560

4. NOTE RECEIVABLE RELATED PARTY

     In June 2001, the Company issued a $787,000 full recourse note to the CEO in exchange for the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to the CEO to fund his payment of taxes on the exercise of the options. The notes are due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares are unrestricted, except for being pledged as collateral for the loans, and the remaining 252,300 shares become unrestricted over the next three and one-half years. During the quarter and six months ended June 31, 2002, the Company recorded $11,000 and $43,000, respectively, in compensation expense in connection with this equity arrangement which is included in selling, general and administrative expenses.

5. EARNINGS PER SHARE

     Basic earnings per share was computed by dividing net income available to common shareholders by weighted average shares outstanding. Options to purchase approximately 263,000 and 341,000 shares of common stock were outstanding as of June 30, 2002 and 2001, respectively, but were not included in the calculation of diluted earnings per share for the quarter ended June 30, 2002 and 2001 because the exercise price of the options were greater than the average market price of the common shares. Dilutive earnings per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

		2001		2001
	2002	Restated	2002	Restated

Earnings:
Net income (loss)	$593,881	$316,669	$(173,517)	$(409,769)
Shares:
Weighted average basic shares outstanding	8,173,219	7,920,376	8,142,677	7,894,132
Stock option dilution	68,593	156,758	—	—

Weighted average diluted shares outstanding	8,241,812	8,077,134	8,142,677	7,894,132

Diluted earnings per share	$0.07	$0.04	$(0.02)	$(0.05)

6. STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Deferred		Total
			Paid-In	Note	Compen-	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	sation	Deficit	Equity

Balance at December 31, 2001	8,299,493	$82,995	$35,649,120	(786,818)	(185,486)	$(9,535,710)	$25,224,101
Net loss	—	—	—	—	—	(173,517)	(173,517)
Shares issued	80,332	804	160,732	—	—	—	161,536
Stock compensation including amortization of stock compensation	—	—	2,772	—	43,247	—	46,019
Dividends declared	—	—	—	—	—	(734,211)	(734,211)

Balance at June 30, 2002	8,379,825	$83,799	$35,812,624	$(786,818)	$(142,239)	$(10,443,438)	$24,523,928

7. COMMITMENTS AND CONTINGENCIES:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

8. CASH DIVIDEND:

     The Board of Directors announced on May 9, 2002, the declaration of a $0.044 per common share dividend payable on July 12, 2002 to shareholders of record on June 28, 2002. The cash dividend declared totaled approximately $369,000 for all common stock outstanding as of the date of record.

	Three Months Ended	Six Months Ended
	June 30,	June 30,

2002	$0.044	$0.088
2001	$0.044	$0.088

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

     Products and Services

     The Company’s reportable segments include beverage operations and alehouses. Beverage operations include the production and sale of Pyramid ales and lagers, Thomas Kemper beers and Thomas Kemper Soda Company products. The alehouse segment consists of three full-service alehouses, which market and sell the full line of the Company’s beer and soda products as well as food and certain merchandise.

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

Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total

	(Dollars in thousands)
Quarter ended June 30, 2002
Revenues from external customers	$7,256	$2,921	$—	$10,177
Intersegment revenues	107	(107)	—	—
Interest income	—	—	24	24
Depreciation and amortization	383	109	48	540
Operating income (loss)	819	333	(688)	464
Capital expenditures	76	515	129	720
Total assets	15,775	4,401	9,574	29,750
Quarter ended June 30, 2001
Revenues from external customers	$7,044	$2,322	$—	$9,366
Intersegment revenues	86	(86)	—	—
Interest income	—	—	66	66
Depreciation and amortization	396	103	217	716
Operating income (loss)	750	364	(931)	183
Capital expenditures	91	14	78	183
Total assets	16,641	3,228	12,161	32,030
Six months ended June 30, 2002
Revenues from external customers	$12,238	$4,773	$—	$17,011
Intersegment revenues	171	(171)	—	—
Interest income	—	—	55	55
Depreciation and amortization	820	207	127	1,154
Operating income (loss)	673	418	(1,265)	(174)
Capital expenditures	151	1,136	147	1,434
Total assets	15,775	4,401	9,574	29,750
Six months ended June 30, 2001
Revenues from external customers	$11,812	$4,132	$—	$15,944
Intersegment revenues	140	(140)	—	—
Interest income	—	—	160	160
Depreciation and amortization	785	206	253	1,244
Operating income (loss)	405	496	(1,585)	(684)
Capital expenditures	211	99	120	430
Total assets	16,641	3,228	12,161	32,030

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

	Quarter Ended June 30,

		% of		% of
	2002	Net Sales	2001	Net Sales

Gross sales	$10,177,068		$9,366,493
Less excise taxes	472,109		446,788

Net sales	9,704,959	100.0	8,919,705	100.0
Cost of sales	7,021,217	72.3	6,219,562	69.7

Gross margin	2,683,742	27.7	2,700,143	30.3
Selling, general and administrative expenses	2,219,452	22.9	2,517,303	28.2

Operating income	464,290	4.8	182,840	2.1
Other income, net	129,591	1.3	161,874	1.8

Income before income taxes	593,881	6.1	344,714	3.9
Provision for income taxes	—	—	—	—

Net income	$593,881	6.1	$344,714	3.9

Basic and diluted net income per share	$0.07		$0.04

Weighted average basic shares outstanding	8,173,219		7,920,376

Weighted average diluted shares outstanding	8,241,812		8,077,134

Operating data (in barrels):
Beer barrels shipped	31,900		31,600
Soda barrels shipped	15,000		15,100

Total barrels shipped	46,900		46,700

Annual production capacity at period end	200,000		200,000

	Six Months Ended June 30,

		% of		% of
	2002	Net Sales	2001	Net Sales

Gross sales	$17,010,947		$15,944,313
Less excise taxes	814,282		724,594

Net sales	16,196,665	100.0	15,219,719	100.0
Cost of sales	12,157,228	75.1	11,112,028	73.0

Gross margin	4,039,437	24.9	4,107,691	27.0
Selling, general and administrative expenses	4,394,707	27.1	4,792,070	31.4

Operating loss	(355,270)	(2.2)	(684,379)	(4.4)
Other income, net	181,753	1.1	263,100	1.7

Income (loss) before income taxes	(173,517)	(1.1)	(421,279)	(2.7)
Provision for income taxes	—	—	—	—

Net income (loss)	$(173,517)	(1.1)	$(421,279)	(2.7)

Basic and diluted net income (loss) per share	$(0.02)		$(0.05)

Weighted average basic shares outstanding	8,142,677		7,894,132

Weighted average diluted shares outstanding	8,142,677		7,894,132

Operating data (in barrels):
Beer barrels shipped	55,100		53,900
Soda barrels shipped	24,300		24,900

Total barrels shipped	79,400		78,800

Annual production capacity at period end	200,000		200,000

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

     Gross Sales. Gross sales increased 8.7% to $10,177,000 for the second quarter ended June 30, 2002 from $9,366,000 in the same quarter of the prior year. This increase in gross sales was the result of increased sales in both divisions, wholesale beverage and alehouse restaurants. Wholesale beverage sales increased 3.0% to $7,256,000 in the second quarter of 2002 from $7,044,000 in the same quarter of 2001. This increase was primarily due to a 3% increase in Pyramid beer sales. Alehouse sales increased 25.8% to $2,921,000 from $2,323,000 for the quarters ended June 30, 2002 and 2001, respectively, due to the addition of the Walnut Creek, CA alehouse, which opened this year on May 8th and contributed $607,000 in revenues. Total wholesale beer shipments increased 0.9% to 31,900 barrels for the second quarter of 2002 from 31,600 over the same quarter of the prior year. Of total beer shipments, Pyramid beer increased 3.3% to 30,900 barrels while Thomas Kemper beer shipments decreased 43.4% to 1,000 barrels for the second quarter of 2002 compared to the same quarter of the prior year.

     Excise Taxes. Excise taxes decreased to 4.6% of gross sales for the second quarter ended June 30, 2002 from 4.8% of gross sales in the same quarter of the prior year. The decrease in excise taxes as a percentage of gross sales was due to a greater portion of alehouse sales during the quarter ended June 30, 2002, which do not bear excise tax.

     Gross Margin. Gross margin decreased 0.6% to $2,684,000 for the second quarter ended June 30, 2002 from $2,700,000 in the same quarter of the prior year. Gross margin as a percentage of net sales decreased to 27.7% for the second quarter ended June 30, 2002 from 30.3% for the same quarter of the prior year. This decrease as a percentage of net sales was due primarily to increased costs associated with the opening of the Walnut Creek alehouse and a greater portion of overall sales being alehouse sales with a lower relative gross margin.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 11.8% to $2,219,000 from $2,517,000 for the quarters ended June 30, 2002 and 2001, respectively. Selling, general and administrative expenses as a percent of net sales decreased to 22.9% from 28.2% for the same quarter of the prior year. This decrease in expense was primarily due to a prior year charge of $180,000 related to the equity arrangement with the company’s CEO and lower labor and promotional costs.

     Other Income, net. Other income decreased 19.9% to $130,000 for the second quarter ended June 30, 2002 from $162,000 for the second quarter of the prior year. The decrease was due primarily to lower interest income during the current year.

     Income Taxes. The Company recorded no income tax benefit or provision for the quarters ended June 30, 2002 and 2001. As of December 31, 2001, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company’s ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Income. Net income increased $249,000 to $594,000 for the quarter ended June 30, 2002 from $345,000 reported for the same quarter of the prior year. The increase in net income was due mainly to decreased selling, general and administrative expenses for the second quarter ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Gross Sales. Gross sales increased 6.7% to $17,011,000 for the six month period ended June 30, 2002 from $15,944,000 in the same six month period of the prior year. This increase in gross sales was mainly the result of increased wholesale beer and alehouse sales. Wholesale beverage sales increased 3.6% to $12,238,000 in the six month period ended June 30, 2002 from $11,812,000 in the same period of 2001. This increase was due to a 2% increase in beer barrels shipped to 55,100 barrels from 53,900 barrels in the same six month period of the prior year. Alehouse sales increased 15.5% to $4,773,000 from $4,132,000 for six months ended June 30, 2002 and 2001, respectively, due primarily to the addition of the Walnut Creek, CA alehouse, which opened this year on May 8th, and contributed $607,000. Of wholesale beer shipments, Pyramid beer increased 4.5% to 52,900 barrels while Thomas Kemper beer shipments decreased 33.1% to 2,200 barrels for the six month period ended June 30, 2002 compared to the same six month period of the prior year.

     Excise Taxes. Excise taxes totaled 4.8% and 4.5% of gross sales for the six-month period ended June 30, 2002 and 2001, respectively. The increase in excise taxes as a percentage of gross sales was due mainly to a greater portion of beer sales, which bear excise tax.

     Gross Margin. Gross margin decreased 1.7% to $4,039,000 for the six month period ended June 30, 2002 from $4,108,000 for the same six month period of the prior year. Gross margin as a percentage of net sales decreased to 24.9% for the six month period ended June 30, 2002 from 27.0% for the same six month period of the prior year. Although gross margins in the beverage division have improved slightly due to cost efficiencies, these improvements have been offset by opening costs associated with the Walnut Creek, CA alehouse and a greater portion of overall sales coming from the Alehouse Division with lower relative gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 8.3% to $4,395,000 for the six month period ended June 30, 2002 from $4,792,000 for the same period of the prior year. Selling, general and administrative expenses as a percent of net sales also decreased to 27.1% from 31.4% for the same period of the prior year. This decrease in expense was primarily due to decreased marketing expense of $261,000 related to a brand awareness campaign and a non-cash charge of $180,000 related to the new equity arrangement with the company’s CEO recorded during the prior year.

     Other Income, net. Other income decreased to $182,000 for the six month period ended June 30, 2002 from $263,000 for the same six month period of the prior year. The decrease was due primarily to a decrease in interest income during the current year.

     Income Taxes. The Company recorded no income tax benefit or provision for the six months ended June 30, 2002 and 2001. As of December 31, 2001, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company’s ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net (Loss) Income. The net loss for the six month period ended June 30, 2002 was $174,000, a decrease of $247,000, compared to net loss of $421,000 reported for the same period of the prior year. The improved net loss was due mainly to decreased selling, general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities during the six month period ended June 30, 2002 was relatively flat at $974,000 compared to $1,077,000 for the same period of the prior year. Net cash used in investing activities for the six months ended June 30, 2002 was $1,371,000 compared to net cash used in investing activities of $428,000 for the same period of the prior year. The cash used in investing activities in 2002 included funds used to complete the new Walnut Creek, CA alehouse location which opened in May 2002, expand the Seattle alehouse kitchen area and install production equipment in the Berkeley and Seattle breweries. At June 30, 2002, the Company had working capital of $3,806,000 compared to $5,151,000 at December 31, 2001.

     On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock repurchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of June 30, 2002, the Company has repurchased 457,724 shares at an average price of $1.94 per share.

     Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Capital expenditures in 2002 are expected to be greater than 2001 expenditures. Planned projects include the Walnut Creek Alehouse development which opened in May 2002, Sacramento Alehouse development scheduled to open in the third quarter 2003 and the upgrading of brewery equipment and alehouse facilities in the Seattle and Berkeley locations. The Company estimates that total Alehouse development costs to be incurred in 2002 will be approximately $1,400,000. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash reserves, together with cash from operations, will be sufficient for the Company’s working capital needs.

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

     CRITICAL ACCOUNTING POLICIES

     The Company believes that its critical accounting policies include the following:

      • Long-lived asset impairment

      • Valuation of returnable containers

      • Realization of deferred tax assets

     Refer to the Liquidity and Capital Resources discussion in the Management’s Discussion and Analysis of Financial Condition section of the 2001 Pyramid Breweries Inc. 10-K.

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

PART II. — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual shareholder meeting was held on May 2, 2002. During the meeting, the election of three directors was submitted to a vote of security holders and duly elected for terms of one to three years each. George Hancock was re-elected by a vote of 7,696,951 for and 405,211 votes were withheld. Scott Barnum was re-elected by a vote of 7,696,301 for and 405,861 votes were withheld. Scott Svenson was elected to serve a one year term by a vote of 7,696,741 for and 405,421 votes were withheld. The terms of office as directors continued after the meeting for Kurt Dammeier, Martin Kelly and Nancy Mootz.

     The shareholders approved the amendment of the Amended and Restated 1995 Employee Stock Option Plan. The results of the vote were as follows:

Votes

For	7,518,360
Against	555,404
Abstain	28,397

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     The following exhibits are filed as part of this report.

3.1*	Amended and Restated Articles of Incorporation

3.2*	Amended and Restated Bylaws

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-1 (File No. 33-97834).

(B) REPORTS ON FORM 8-K

     Change in auditors from Arthur Andersen LLP to KPMG LLP

Items 1, 2, 3, and 5 of PART II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 8, 2002.

PYRAMID BREWERIES INC.

By:	/s/ ERIC G. PETERSON

Eric G. Peterson, Vice-President and Chief Financial Officer

By:	/s/ R. MARTIN KELLY

R. Martin Kelly, President and Chief Executive Officer

DATE: August 8, 2002

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002