Form 10-Q
period 2002-09-30
PYRAMID BREWERIES INC
filed 2002-11-12
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

     Common stock, par value of $.01 per share: 8,387,576 shares of common stock outstanding as of September 30, 2002

Pages 1 of 19 sequentially numbered pages.

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Balance Sheets September 30, 2002 and December 31, 2001	3
	Statements of Operations Three Month and Nine Month Periods Ended September 30, 2002 and 2001	4
	Statements of Cash Flows Nine Month Periods Ended September 30, 2002 and 2001	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
	SIGNATURE	16

PART I

Item 1 — FINANCIAL STATEMENTS

PYRAMID BREWERIES INC.

BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$4,571,444	$5,075,454
Accounts receivable, net	1,622,728	1,425,592
Inventories	1,555,533	1,178,148
Prepaid expenses and other	393,355	382,826

Total current assets	8,143,060	8,062,020

Long term investments	491,742	491,742
Note receivable — related party	97,195	106,965
Fixed assets, net	20,711,666	20,222,560
Other assets	116,813	132,853
Goodwill	414,613	414,613

Total assets	$29,975,089	$29,430,753

CURRENT LIABILITIES:
Accounts payable	$737,531	$662,527
Accrued expenses	2,468,659	1,312,641
Refundable deposits	532,396	550,259
Note payable-current	20,000	20,000
Dividends payable	369,053	365,178

Total current liabilities	4,127,639	2,910,605
Note payable, net of current	49,032	43,397
Deferred rent	1,159,896	1,252,650

Total liabilities	5,336,567	4,206,652

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,387,576 and 8,299,493 shares issued and outstanding	83,876	82,995
Additional paid-in capital	35,829,066	35,649,120
Note receivable — related party	(785,260)	(786,818)
Deferred stock compensation	(139,590)	(185,486)
Accumulated deficit	(10,349,570)	(9,535,710)

Total stockholders’ equity	24,638,522	25,224,101

Total liabilities and stockholders’ equity	$29,975,089	$29,430,753

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Gross sales	$9,871,008	$8,428,921	$26,881,955	$24,373,234
Less excise taxes	462,584	403,796	1,276,866	1,128,390

Net sales	9,408,424	8,025,125	25,605,089	23,244,844
Cost of sales	6,947,821	6,217,374	19,105,049	17,329,402

Gross margin	2,460,603	1,807,751	6,500,040	5,915,442
Selling, general and administrative expenses	2,134,552	1,999,370	6,529,259	6,791,440

Operating income (loss)	326,051	(191,619)	(29,219)	(875,998)
Other income, net	136,868	200,496	318,621	463,596

Income (loss) before income taxes	462,919	8,877	289,402	(412,402)
Provision for income taxes	—	—	—	—

Net income (loss)	$462,919	$8,877	$289,402	$(412,402)

Basic and diluted net income (loss) per share	$0.06	$0.00	$0.04	$(0.05)
Weighted average basic shares outstanding	8,234,838	8,079,760	8,173,398	7,826,916
Weighted average diluted shares outstanding	8,293,664	8,205,258	8,234,388	7,826,916
Cash dividend declared per share	$0.044	$0.044	$0.132	$0.132
Beer barrels shipped	31,400	27,800	86,600	81,700
Soda barrels shipped	13,100	12,600	37,300	37,500

Total barrels shipped	44,500	40,400	123,900	119,200

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$289,402	$(412,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,649,832	1,598,181
Stock compensation expense	50,054	214,159
Interest expense	5,635	1,028
Gain on disposal of fixed assets	(53)	—
Deferred rent	(92,754)	35,929
Changes in operating assets and liabilities:
Accounts receivable	(197,136)	294,110
Inventories	(377,385)	(358,471)
Prepaid expenses and other	(190,968)	(48,434)
Accounts payable and accrued expenses	972,104	(120,741)
Refundable deposits	(17,863)	(99,996)

Net cash provided by operating activities	2,090,868	1,103,363
INVESTING ACTIVITIES:
Acquisitions of fixed assets	(1,694,025)	(581,480)
Proceeds from sales of fixed assets	10,537	15,147

Net cash used in investing activities	(1,683,488)	(566,333)
FINANCING ACTIVITIES:
Proceeds from the sale of common stock and exercise of options	176,669	111,628
Notes receivable	11,328	(109,921)
Cash dividends paid	(1,099,387)	(1,025,922)

Net cash used in financing activities	(911,390)	(1,024,215)

Decrease in cash and cash equivalents	(504,010)	(487,185)
Cash and cash equivalents at beginning of period	5,075,454	6,444,145

Cash and cash equivalents at end of period	$4,571,444	$5,956,960

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington, Berkeley, California, and Walnut Creek, California and is constructing a fourth alehouse and brewery in Sacramento, California which is expected to open in 2003. The Company sells its beer through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid brand and to a lesser extent the Thomas Kemper brand. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of September 30, 2002, the Company’s products were distributed in 32 states and Canada. The Company operates three restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

     The accompanying condensed financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in the Annual Report on Form 10-K.

Revenue Recognition

     Revenue from the sale of wholesale beer and soda product is recognized at the time of shipment, when the title of the Company product passes to the customer, in accordance with distributor sales agreements.

2. INVENTORIES:

	September 30,	December 31,
	2002	2001

Raw materials	$701,099	$522,226
Work in process	191,129	138,231
Finished goods	663,305	517,691

	$1,555,533	$1,178,148

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

3. FIXED ASSETS:

	September 30,	December 31,
	2002	2001

Brewery and retail equipment	$14,981,554	$14,465,637
Furniture and fixtures	962,916	918,879
Leasehold improvements	15,497,961	13,808,247
Construction in progress	378,978	584,855

	31,821,409	29,777,618
Less: accumulated depreciation	(11,109,743)	(9,555,058)

	$20,711,666	$20,222,560

4. NOTE RECEIVABLE — RELATED PARTY

     In June 2001, the Company issued a $787,000 full recourse note to the Company’s Chief Executive Officer (“CEO”) in exchange for the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to the CEO to fund his payment of taxes on the exercise of the options. The notes are due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares are unrestricted, except for being pledged as collateral for the loans, and the remaining 252,300 shares become unrestricted over the next three and one-half years. During the quarter and nine months ended September 30, 2002, the Company recorded $3,000 and $46,000, respectively, in compensation expense in connection with this equity arrangement which is included in selling, general and administrative expenses.

5. OTHER INCOME, NET

     Other income, net consists of interest income and parking fee income, and other insignificant non-operating income and expenses.

	Three Months Ended
	September 30,

	2002	2001

Interest income	$25,558	$71,201
Parking income	100,548	116,622
Interest expense	(2,113)	—
Other income (expense)	12,875	12,673

Other income, net	$136,868	$200,496

	Nine Months Ended
	September 30,

	2002	2001

Interest income	$80,529	$231,180
Parking income	208,432	222,921
Interest expense	(5,635)	—
Other income (expense)	35,295	9,495

Other income, net	$318,621	$463,596

6. EARNINGS PER SHARE

     Basic earnings per share was computed by dividing net income available to common shareholders by weighted average shares outstanding. Options outstanding as of September 30, 2002 and not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares were 511,000 and 486,000 for the quarter and nine months ended September 30, 2002, respectively. Options to purchase approximately 313,000 and 813,000 shares of common stock were outstanding as of September 30, 2001 but were not included in the diluted earnings per share calculation for the quarter and nine months ended September 30, 2001, respectively, because the exercise price of the options were greater than the average market price of the common shares and the effects of these options are anti-dilutive. Dilutive earnings per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Earnings:
Net income (loss)	$462,919	$8,877	$289,402	$(412,402)
Shares:
Weighted average shares outstanding	8,385,638	8,304,060	8,345,198	8,051,216
Shares subject to repurchase	(150,800)	(224,300)	(171,800)	(224,300)
Weighted average basic shares outstanding	8,234,838	8,079,760	8,173,398	7,826,916

Basic earnings per share	$0.06	$0.00	$0.04	$(0.05)

Stock option dilution	58,826	125,498	60,990	—

Weighted average diluted shares outstanding	8,293,664	8,205,258	8,234,388	7,826,916

Diluted earnings per share	$0.06	$0.00	$0.04	$(0.05)

7. STOCKHOLDERS’ EQUITY

					Deferred
	Common Stock		Additional		Stock		Total
			Paid-In	Note	Compen-	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	sation	Deficit	Equity

Balance at December 31, 2001	8,299,493	$82,995	$35,649,120	$(786,818)	$(185,486)	$(9,535,710)	$25,224,101
Net income	—	—	—	—	—	289,402	289,402
Shares issued	88,083	881	175,788	—	—	—	176,669
Stock compensation including amortization of stock compensation	—	—	4,158	—	45,896	—	50,054
Note repayment	—	—	—	1,558	—	—	1,558
Dividends declared	—	—	—	—	—	(1,103,262)	(1,103,262)

Balance at September 30, 2002	8,387,576	$83,876	$35,829,066	$(785,260)	$(139,590)	$(10,349,570)	$24,638,522

8. COMMITMENTS AND CONTINGENCIES:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

9. CASH DIVIDEND:

     The Board of Directors announced on August 15, 2002, the declaration of a $0.044 per common share dividend payable on October 11, 2002 to shareholders of record on September 30, 2002. The cash dividend declared totaled approximately $369,000 for all common stock outstanding as of the date of record. A summary of cash dividends declared follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

2002	$0.044	$0.132
2001	$0.044	$0.132

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

10. SEGMENT INFORMATION:

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

     Measurement of segment profit and segment assets

     The accounting policies of the segments are the same as those described in the summary of critical accounting policies included in the notes to the financial statements included in the Company’s current Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company records intersegment sales at cost.

Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total

	(Dollars in thousands)
Quarter ended September 30, 2002
Revenues from external customers	$6,748	$3,123	$—	$9,871
Intersegment revenues	110	—	(110)	—
Interest income	—	—	26	26
Depreciation and amortization	387	117	38	542
Operating income (loss)	668	422	(764)	326
Capital expenditures	200	147	58	405
Total assets	15,506	4,449	10,020	29,975
Quarter ended September 30, 2001
Revenues from external customers	$5,989	$2,440	$—	$8,429
Intersegment revenues	89	—	(89)	—
Interest income	—	—	71	71
Depreciation and amortization	401	104	33	538
Operating income (loss)	45	272	(509)	(192)
Capital expenditures	57	19	75	151
Total assets	16,343	3,128	11,303	30,774
Nine months ended September 30, 2002
Revenues from external customers	$18,986	$7,896	$—	$26,882
Intersegment revenues	281	—	(281)	—
Interest income	—	—	81	81
Depreciation and amortization	1,205	324	121	1,650
Operating income (loss)	1,341	840	(2,210)	(29)
Capital expenditures	351	1,283	205	1,839
Total assets	15,506	4,449	10,020	29,975
Nine months ended September 30, 2001
Revenues from external customers	$17,801	$6,572	$—	$24,373
Intersegment revenues	228	—	(228)	—
Interest income	—	—	231	231
Depreciation and amortization	1,186	310	102	1,598
Operating income (loss)	450	768	(2,094)	(876)
Capital expenditures	268	118	195	581
Total assets	16,343	3,128	11,303	30,774

Other

     Other consists of interest income, general and administrative expense, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for fixed assets, which are presented by segment.

11. NEW ACCOUNTING PRONOUNCEMENTS:

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The annual amortization of existing goodwill of approximately $80,000 ceased on December 31, 2001. SFAS No. 142 also established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has determined that there was no impairment of goodwill upon the adoption of SFAS No. 142 and therefore has not recognized any impairment charge.

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

     Effective January 1, 2002, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amounts or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include portions of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. There was no impact on the Company’s financial position, results of operations or cash flows upon adoption of SFAS No. 144.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction.” SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The statement will be effective for the 2003 fiscal year, and early application is permitted. The Company does not anticipate a material impact on its results of operations from the adoption of SFAS No. 145.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of the statement is required at the beginning of the 2003 fiscal year. The statement will impact the timing of exit or disposal activities reported by the Company after adoption.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

	Quarter Ended September 30,

		% of		% of
	2002	Net Sales	2001	Net Sales

Gross sales	$9,871,008		$8,428,921
Less excise taxes	462,584		403,796

Net sales	9,408,424	100.0	8,025,125	100.0
Cost of sales	6,947,821	73.8	6,217,374	77.5

Gross margin	2,460,603	26.2	1,807,751	22.5
Selling, general and administrative expenses	2,134,552	22.7	1,999,370	24.9

Operating income (loss)	326,051	3.5	(191,619)	-2.4
Other income, net	136,868	1.4	200,496	2.5

Income before income taxes	462,919	4.9	8,877	0.1
Provision for income taxes	—	—	—	—

Net income	$462,919	4.9	$8,877	0.1

Basic and diluted net income per share	$0.06		$0.00

Weighted average basic shares outstanding	8,234,838		8,079,760

Weighted average diluted shares outstanding	8,293,664		8,205,258

Operating data (in barrels):
Beer barrels shipped	31,400		27,800
Soda barrels shipped	13,100		12,600

Total barrels shipped	44,500		40,400

Annual production capacity at period end	200,000		200,000

	Nine Months Ended September 30,

		% of		% of
	2002	Net Sales	2001	Net Sales

Gross sales	$26,881,955		$24,373,234
Less excise taxes	1,276,866		1,128,390

Net sales	25,605,089	100.0	23,244,844	100.0
Cost of sales	19,105,049	74.6	17,329,402	74.6

Gross margin	6,500,040	25.4	5,915,442	25.4
Selling, general and administrative expenses	6,529,259	25.5	6,791,440	29.2

Operating loss	(29,219)	-0.1	(875,998)	-3.8
Other income, net	318,621	1.2	463,596	2.0

Income (loss) before income taxes	289,402	1.1	(412,402)	-1.8
Provision for income taxes	—	—	—	—

Net income (loss)	$289,402	1.1	$(412,402)	-1.8

Basic and diluted net income (loss) per share	$0.04		$(0.05)

Weighted average basic shares outstanding	8,173,398		7,826,916

Weighted average diluted shares outstanding	8,234,388		7,826,916

Operating data (in barrels):
Beer barrels shipped	86,600		81,700
Soda barrels shipped	37,300		37,500

Total barrels shipped	123,900		119,200

Annual production capacity at period end	200,000		200,000

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

     Note that the comparisons to the third quarter of 2001 are affected by reduced revenue relating to the September 11, 2001 tragedy and the impact of the higher energy costs primarily in California that the Company experienced last year.

     Gross Sales. Gross sales increased 17.1% to $9,871,000 for the third quarter ended September 30, 2002 from $8,429,000 in the same quarter of the prior year, reflecting advances in both divisions, wholesale beverage and alehouse restaurants. Wholesale beverage sales increased 12.7% to $6,748,000 in the third quarter of 2002 from $5,989,000 in the same quarter of 2001, due primarily to a 16% increase in Pyramid beer volume sales. Total wholesale beer shipments increased 10.1% to 31,400 barrels for the third quarter of 2002 from 27,800 over the same quarter of the prior year. Of total beer shipments, Pyramid beer increased 16% to 30,300 barrels while Thomas Kemper beer shipments decreased 18% to 1,100. Alehouse sales increased 28.0% to $3,123,000 from $2,440,000 for the quarters ended September 30, 2002 and 2001, respectively, due to the addition of the Walnut Creek Alehouse, which contributed $832,000 in revenues.

     Excise Taxes. Excise taxes decreased to 4.7% of gross sales for the third quarter ended September 30, 2002 from 4.8% of gross sales in the same quarter of the prior year due to a greater portion of alehouse sales during the quarter ended September 30, 2002, which do not bear excise tax.

     Gross Margin. Gross margin increased 36.1% to $2,461,000 for the third quarter ended September 30, 2002 from $1,808,000 in the same quarter of the prior year. Gross margin as a percentage of net sales increased to 26.2% for the third quarter ended September 30, 2002 from 22.5% for the same quarter of the prior year due in part to increased sales of the Company’s core beverage products, more effective capacity utilization, efficiency improvements in the Seattle Brewery, higher beverage prices versus 2001 and lower operating costs in the alehouses. Gross margin in the third quarter of 2001 was particularly affected during the period following September 11, when revenues fell while the Company maintained expense levels.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.8% to $2,135,000 from $1,999,000 for the quarters ended September 30, 2002 and 2001, respectively. As a percent of net sales these expenses decreased to 22.7% from 24.9% for the same quarter of the prior year primarily as a result of higher sales in the third quarter of 2002.

     Other Income, net. Other income decreased 15.4% to $137,000 for the third quarter ended September 30, 2002 from $200,000 for the third quarter of the prior year due primarily to lower interest income during the current year.

     Income Taxes. The Company recorded no income tax benefit or provision for the quarters ended September 30, 2002 and 2001. As of December 31, 2001, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company’s ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Income. Net income increased $454,000 to $463,000 for the quarter ended September 30, 2002 from $9,000 reported for the same quarter of the prior year for the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Gross Sales. Gross sales increased 10.3% to $26,882,000 for the nine-month period ended September 30, 2002 from $24,373,000 in the same nine month period of the prior year reflecting increases in wholesale beer and alehouse sales. Wholesale beverage sales increased 6.7% to $18,986,000 in the nine month period ended September 30, 2002 from $17,801,000 in the same period of 2001 due to a 4% increase in beer barrels shipped to 123,900 barrels from 119,200 barrels in the same nine month period of the prior year. Of wholesale beer shipments, Pyramid beer increased 9.9% to 83,300 barrels while Thomas Kemper beer shipments decreased 28.4 % to 3,300 barrels and soda shipments remained flat for the nine-month period ended September 30, 2002 compared to the same nine month period of the prior year. Alehouse sales increased 20.1% to $7,896,000 from $6,572,000 for nine months ended September 30, 2002 and 2001, respectively, due to the addition of the Walnut Creek Alehouse which opened this year on May 8th and contributed $1,439,000 in revenues.

     Excise Taxes. Excise taxes totaled 4.7% and 4.6% of gross sales for the nine-month period ended September 30, 2002 and 2001, respectively due mainly to a greater portion of sales attributable to beer sales, which bear excise tax.

     Gross Margin. Gross margin increased 9.9% to $6,500,000 for the nine-month period ended September 30, 2002 from $5,915,000 for the same nine month period of the prior year. Gross margin as a percentage of net sales remained flat at 25.4% for the nine-month period ended September 30, 2002 and 2001. Although gross margin in the Beverage Division has improved due to price increases and cost efficiencies, these improvements have been offset by a greater portion of overall sales coming from the Alehouse Division which has a lower relative gross margin, specifically the new Walnut Creek Alehouse, which showed a slight loss for the nine-month period ended September 30, 2002 due to start up costs including pre-opening expenses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 3.9% to $6,529,000 for the nine-month period ended September 30, 2002 from $6,791,000 for the same period of the prior year. As a percent of net sales these expenses also decreased to 25.5% from 29.2% for the same period of the prior year primarily due to decreased marketing expenses of $264,000 related to a brand awareness campaign that was completed in 2001, a non-cash charge of $180,000 recorded in 2001 related to an equity arrangement with the Company’s CEO and off-set in part by various expense increases in 2001.

     Other Income, net. Other income decreased to $319,000 for the nine-month period ended September 30, 2002 from $464,000 for the same nine-month period of the prior year due primarily to a decrease in interest income during the current year.

     Income Taxes. The Company recorded no income tax benefit or provision for the nine-months ended September 30, 2002 and 2001. As of December 31, 2001, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits offset against certain deferred tax liabilities. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company’s ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Income. The net income for the nine-month period ended September 30, 2002 was $289,000, an increase of $701,000, compared to net loss of $412,000 reported for the same period of the prior year for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities during the nine-month period ended September 30, 2002 was $2,091,000 compared to $1,103,000 for the same period of the prior year. Net cash used in investing activities for the nine-months ended September 30, 2002 was $1,683,000 compared to net cash used in investing activities of $566,000 for the same period of the prior year. The cash used in investing activities in 2002 included funds used to complete the new Walnut Creek Alehouse which opened in May 2002, to install production equipment in the Berkeley and Seattle breweries, to purchase additional kegs, and to upgrade the Seattle alehouse. Capital spending has now also begun on the new alehouse location in Sacramento. At September 30, 2002, the Company had working capital of $4,015,000 compared to $5,151,000 at December 31, 2001.

     Operating Leases. The Company leases its office, warehouse and plant facilities under operating leases in Seattle, Berkeley, Walnut Creek and Sacramento. These lease agreements contain provisions for free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent of approximately $1,160,000 and $1,284,000 at September 30, 2002 and 2001, respectively, representing the pro rata rent which would have been due if equal payments had been required under the lease terms. The Company also leases office and storage facilities under month-to-month lease agreements.

     At September 30, 2002, future minimum rental payments are as follows:

2002	$301,000
2003	1,319,000
2004	1,233,000
2005	1,023,000
2006	1,099,000
Thereafter	5,400,000

$10,375,000

     On December 15, 1999, the Company announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock repurchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of September 30, 2002, the Company has repurchased 457,724 shares at an average price of $1.94 per share. No shares were repurchased during the quarter and nine-months ended September 30, 2002.

     Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary.

     Planned projects include the Sacramento Alehouse development scheduled to open in the third quarter 2003 and the upgrading of brewery equipment and alehouse facilities in the Seattle and Berkeley locations. The Company estimates that total Alehouse development costs to be incurred in 2002 will be approximately $1,400,000. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash balances, together with cash from operations, will be sufficient for the Company’s working capital needs.

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

     Long-Lived Assets Impairment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company’s evaluation is based on an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less the estimated costs to sell. Long-lived assets are written down to their estimated net fair value calculated using a discounted future cash flow analysis in the event of an impairment. Effective in the fiscal year 2002, the Company will account for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If circumstances related to the Company’s long-lived assets change, the Company’s valuation of the long-lived assets could materially change.

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

     RISK FACTORS AND FORWARD LOOKING STATEMENTS

     The Company does not provide forecasts of future financial performance. However, this report contains forward looking statements: discussions of a number of matters and subject areas that are not historical or current facts but that address potential future circumstances, operations, and prospects. These forward-looking statements are subject to the “safe harbor” created by Section 21E of the Securities Exchange Act of 1934, are qualified by the inherent risks and uncertainties surrounding future expectations generally and may differ materially from the Company’s actual future experience as a result of such factors as: the effects of increased competition from regional craft brewers and major breweries, the Company’s ability to gain and continue access to the markets through independent distributors and chain stores, the effects of governmental regulation and the Company’s ability to obtain and maintain necessary permits, licenses and approvals, the Company’s ability to maintain or increase the price of its products without decreasing demand and the Company’s ability to maintain or increase operating margins which may decline as a result of lower sales volumes or selling prices and increased production, transportation and promotions costs. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty. Additional information concerning those and other factors is contained in the Company’s Securities and Exchange Commission filings including its Form 10-K for the year ended December 31, 2001.

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

ITEM 4. Controls and Procedures

     The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     The following exhibits are filed as part of this report.

3.1*	Amended and Restated Articles of Incorporation

3.2*	Amended and Restated Bylaws

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: R. Martin Kelly, President and Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Eric G. Peterson, Vice-President and Chief Financial Officer

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

*	Incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-1 (File No. 33-97834).

(B) REPORTS ON FORM 8-K

     None filed during the quarter ended September 30, 2002

Items 1, 2, 3, and 5 of PART II are not applicable and have been omitted.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 8, 2002.

PYRAMID BREWERIES INC.

By:	/s/ R. MARTIN KELLY

R. Martin Kelly, President and Chief Executive Officer

By:	/s/ ERIC G. PETERSON

Eric G. Peterson, Vice-President and Chief Financial Officer

By:	/s/ JASON W. REES

Jason W. Rees, Controller and Chief Accounting Officer

DATE: November 8, 2002

CERTIFICATION

I, R. Martin Kelly, President and Chief Executive Officer of Pyramid Breweries Inc. (“registrant”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ R. Martin Kelly
R. Martin Kelly President and Chief Executive Officer

CERTIFICATION

I, Eric G. Peterson, Vice-President and Chief Financial Officer of Pyramid Breweries Inc. (“registrant”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Eric G. Peterson
Eric G. Peterson Vice-President and Chief Financial Officer

CERTIFICATION

I, Jason W. Rees, Controller and Chief Accounting Officer of Pyramid Breweries Inc. (“registrant”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Jason W. Rees
Jason W. Rees Controller and Chief Accounting Officer