Form 10-K
period 2002-12-31
PYRAMID BREWERIES INC
filed 2003-03-28
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-27116

Pyramid Breweries Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1258355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

91 South Royal Brougham Way,

Seattle, WA 98134
(Address of principal executive offices)

(206) 682-8322

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter, June 28, 2002, was $19,281,977.

      The number of shares outstanding of the registrant’s common stock as of March 3, 2003, was 8,523,167.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders (to be filed) to be held on May 7, 2003 are incorporated by reference into Part II and Part III of this Form 10-K.

PART I
Item 1 -- Business
General
Industry Background
Business Strategy
Products
Competition
Internal Controls
Trademarks
Environmental Regulations and Operating Considerations
Employees
Item 2 -- Properties
Item 3 -- Legal Proceedings
Item 4 -- Submission of Matters to a Vote of the Security Holders
PART II
Item 5 -- Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6 -- Selected Financial Data
Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A -- Quantitative and Qualitative Disclosures about Market Risk
Item 8 -- Financial Statements
Item 9 -- Change in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10 -- Directors and Executive Officers of the Company
Item 11 -- Executive Compensation
Item 12 -- Security Ownership of Certain Beneficial Owners and Management
Item 13 -- Certain Relationships and Related Transactions
Item 14 -- Controls and Procedures
PART IV
Item 15 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 10.16
Exhibit 10.17
Exhibit 23.1
Exhibit 23.2
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3

PYRAMID BREWERIES INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Item 1 — Business

General

      Pyramid Breweries Inc. (the Company) is one of the leading brewers of fresh, full-flavored specialty beers, generally known as craft beers. The Company produces and markets over 20 styles of beer under the Pyramid and Thomas Kemper brand names and a line of six premium sodas produced under the Thomas Kemper Soda Company brand name. The Company also operates restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

      The Company’s breweries produce high quality, full-flavored beers in small batches using traditional brewing methods. The Company also produces high quality, full-flavored, batch brewed sodas. The Company has two main breweries, one in Seattle, Washington (Seattle Brewery) which opened in March 1995, and one in Berkeley, California (Berkeley Brewery), which opened in February 1997. The Company’s third brewery is located in the Walnut Creek, California Alehouse and produces products for on-site consumption. The Company believes that the breweries and adjacent alehouses provide increased consumer awareness and loyalty for the Company’s brands by increasing opportunities for sampling and local product promotion. In 2002, the Company sold approximately 163,700 barrels of its beer and soda products.

      The Company was incorporated as Hart Brewing in Washington in March 1984, changed its name to Pyramid Breweries Inc. in May 1996 and is headquartered in Seattle, Washington. The Company’s headquarters mailing address is 91 South Royal Brougham Way, Seattle, Washington, 98134, and the telephone number at that location is (206) 682-8322. The Company’s website address is www.PyramidBrew.com.

Industry Background

      The Company’s Pyramid and Thomas Kemper beer brands compete primarily in the craft beer category, and secondarily in the larger “specialty” category (which includes craft beers, imports and super premium beers). Nationally, craft beers represent approximately 3% of total beer shipments in 2002, including imports. Craft beers are distinguishable from mass-produced beers by their wide range of fuller flavors and adherence to traditional European styles and higher quality ingredients. Industry experts estimate that total beer shipments, including imports, increased approximately 1% in 2001, craft beer shipments were estimated to have increased 1%, and imports represented a 9% increase.

      The Company has been successful in marketing a full line of flavorful ales and lagers. Under the Pyramid brand, Pyramid Hefeweizen, Pyramid Apricot Ale and Pyramid Snowcap are the Company’s best selling beer styles. Thomas Kemper Weizenberry is currently the Company’s best selling beer within the Thomas Kemper brand.

      Craft beers generally sell for retail prices ranging from $5.99 to $7.99 per six pack. Retail prices are set independently by distributors and retailers. The Company’s retail prices are usually at the higher end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass-produced domestic beers. This price premium results in higher profit margins, which can motivate distributors and retailers to offer and promote craft beers. The Company’s craft beers are sold primarily in Washington, Oregon and California, which accounted for approximately 83% of the Company’s 2002 beer sales.

      The Company participates in the craft soda category with a line of full flavored, batch brewed sodas sold under the Thomas Kemper Soda Company label. Thomas Kemper Soda Company’s premium soft drinks include root beer, cream soda, orange cream, black cherry, grape and ginger ale. The Company distributes its soda products in supermarkets, independent food stores, convenience stores and restaurants, taking advantage of distribution channels established for beer products. Craft sodas typically sell for $3.99 to $5.49 per six pack, with prices being set independently by distributors and retailers. The prices for craft sodas are substantially higher than the mass-produced brands due to their flavor profile, unique and upscale packaging and flavors, and strong consumer demand.

      The Company currently operates restaurants adjacent to its Seattle and Berkeley breweries and the Walnut Creek Alehouse with the brewery situated within the restaurant. The restaurants are operated under the Pyramid Alehouse brand name. In 2002, the restaurants contributed sales of $10,327,000 including approximately $3,235,000 in the Company’s beers and sodas and $170,000 in branded clothing and other merchandise. The restaurants have a total of over 1,000 seats, including outdoor eating areas, and are situated in highly visible, high traffic locations. The Alehouses had approximately 640,000 guest visits during 2002. A fourth restaurant is scheduled to open in Sacramento, California during the third quarter of 2003. The Sacramento restaurant will have approximately 300 seats and is located in the historical downtown district, one block from the state capital.

      The Company’s beverage operations contributed 69% of net sales in 2002, with beer comprising 51% and soda 18%. Alehouse operations contributed 31% of net sales in 2002.

Business Strategy

      The Company has developed a balanced internal and external growth strategy which includes growing the Company’s beverage portfolio in its core western markets, expanding the Alehouse division through the development of new properties in that same geography, and continuing to improve the Company’s cost structure. Key elements of the Company’s strategy are: (i) building a strong portfolio of craft beer brands, (ii) increasing the focus on the craft soda business, (iii) building brand awareness and sales through company-owned restaurants, and (iv) maintaining a direct store delivery (DSD) distribution system.

Building a Strong Portfolio of Craft Beer Brands

      The Company is committed to producing a portfolio of high quality craft beers to appeal to a variety of discerning consumer tastes. The Company currently markets over 20 styles of beer under the Pyramid and Thomas Kemper brands. The Pyramid brand accounted for 96% of the Company’s beer sales and 73% of the Company’s beverage sales in 2002. The Company continues to seek opportunities to develop or acquire other distinctive regional brands, which may help broaden the Company’s product portfolio and strengthen the Company’s presence geographically. The wide range of styles enables the Company to obtain better market penetration through greater shelf space for its packaged products in retail stores and additional tap handles in draft beer outlets.

      The Company brews its beers and specialty beverages in company-operated breweries, providing direct control of the entire production process from purchase of ingredients to packaging and shipment. The proximity of the Company’s breweries to its key West Coast markets helps optimize product freshness, reduces freight costs and minimizes the inventory of kegs required to service draft accounts.

      The Company focuses on local sales and marketing strategies to build its brands. It uses targeted advertising and promotions, event marketing, sponsorships, local fairs and festivals and targeted charitable donations of its products to assist in developing its market presence. The Company also has a website located at www.PyramidBrew.com. The Company does not compete directly with the national brands in terms of mass-media advertising.

Increasing the Focus on the Craft Soda Business

      The Company acquired the Thomas Kemper Soda Company in 1997. Since that time, the brand has added significant revenues to the Company. The soda business represented 25% of beverage sales in 2002, and 18% of total net sales. During March 2001, the Company introduced two new flavors, grape and ginger ale, to the Thomas Kemper Soda portfolio. The craft soda category possesses many characteristics that are similar to the craft beer category, and the Company believes it can leverage its experience and existing infrastructure to further develop the Thomas Kemper Soda brands. The Company will also seek opportunities to expand the craft soda portfolio within its core western markets.

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

      In addition to providing sampling and educational opportunities to Alehouse customers, the Company’s breweries and restaurants are used to entertain the beverage trade and build relationships with distributors. The breweries’ and restaurants’ highly knowledgeable employees are an important source of education and training for the Company’s distributors and retailers.

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

Maintaining a Direct Store Delivery (DSD) System through Independent Distributors

      The Company distributes its products through a network of selected independent distributors who deliver directly to local grocery stores, convenience stores, restaurants and taverns. The Company feels this type of distribution system is best suited for developing local distribution of Company products, particularly in draft beer accounts where there are important sampling and brand building opportunities. The Company has not aligned itself with the distribution system of a single larger brewer. This approach allows the Company to select distributors in each market that it believes will focus the greatest attention on its products and best promote its high quality craft beers and sodas. Additionally, the ability to change distribution arrangements for performance related issues is an important advantage. During 2002, the Company distributed its products through 161 wholesalers in 30 states and Canada. Consolidation in the distribution industry has resulted in a decrease in the number of distributors to which the Company ships. The Company expects this trend to continue as additional industry consolidation is expected.

Products

      The Company produces over 20 authentic, full-flavored, European beer styles using traditional ingredients and brewing methods. Eight of these styles are available on a seasonal basis, and others are available only in certain geographic areas in accordance with the Company’s regional marketing strategy and state alcohol regulations. Each unique beer style is brewed with malted barley and wheat grains, hops and, where appropriate, natural fruit extracts and spices. The Company avoids the use of less expensive ingredients due to its belief that quality is supremely important to success in the craft beer segment.

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

Competition

Craft Beers

      Competition within the craft beer and soda markets is based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. Statistics from the latest study of the Institute of Brewing Studies indicate there were approximately 1,400 craft brewers in the United States at the end of 2002. Approximately two thirds of these brewers are brewpubs that sell all of their production at retail on the brewery premises. The remaining brewers market their products through similar channels to those utilized by the Company and, although many have limited geographic distribution, the result is significantly increased competition in all markets.

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

Sodas

      The Company’s soda products compete in the non-alcoholic beverages segment of the commercial beverage industry. That segment is highly competitive, consisting of numerous firms including firms that compete in multiple geographic areas as well as those that are primarily local in operation, many of which are marketed by companies with substantially greater financial resources than the Company. Competitive products include other carbonated drinks, packaged water, fruit juices, fruit drinks and other beverages sold to customers in a ready to drink form.

      Competitive factors with respect to the Company’s nonalcoholic beverages include pricing, promotion programs, production efficiency, access to shelf space in retail outlets and consumer acceptance. The Company competes by providing a higher quality, full flavored soda product which requires fresh and natural ingredients, whereas many of the Company’s competitors, utilizing low cost concentrates, compete more on providing a low cost product.

Alehouses

      The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with the Company, many of which have significantly greater financial resources, higher revenues and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional economic and public safety conditions; demographic trends; the cost and availability of raw materials, labor and energy; purchasing power; governmental regulations and local competitive factors. Any change in these or other related factors could adversely affect the Company’s restaurant operations. Accordingly, the Company must constantly evolve and refine the critical elements of the restaurant concepts over time to protect its longer-term competitiveness. Multi-unit foodservice operations such as the Company’s can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant. The Company attempts to manage these factors, but the occurrence of any one of these factors could cause the entire Company, beverage and alehouse operations, to be adversely affected. Management believes that the restaurant operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value.

Internal Controls

      The Company maintains internal controls for each of its restaurants and breweries through the use of accounting and management information systems. Each restaurant has the ability to compile its sales and labor information on a daily basis through the utilization of point-of-sale terminals. Cash is controlled through daily deposits of sales proceeds into the Company’s principal depository account, maintained in Seattle, Washington. The Company stresses the interaction with restaurant management to ensure accurate, efficient and timely reporting. Brewery facilities also have sophisticated computer payroll scheduling systems that have allowed management to manage and control labor costs efficiently as well as transmit payroll information directly to the Company.

Government Regulations

Restaurant Regulation

      The Company’s Alehouse facilities are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building and zoning requirements, the preparation and sale of food and alcoholic beverages, designation of non-smoking and smoking areas and accessibility of restaurants to disabled customers. Various federal and state labor laws govern the Company’s relationship with its employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could have an adverse effect on the Company’s results of operations. Delays or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of new restaurants. Management believes the Company is operating in substantial compliance with applicable laws and regulations governing its operations.

Alcoholic Beverage Regulation and Taxation

      The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. The Company’s operations are subject to more restrictive regulations and increased taxation by federal, state, and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state, and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, alcohol content, distributor relationships, and related matters. Federal, state, and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure by the Company to comply with applicable federal, state, or local laws and regulations could result in penalties, fees, suspension, or revocation of permits, licenses, or approvals. There can be no assurance that other or more restrictive laws, regulations or higher taxes will not be enacted in the future.

Licenses and Permits

      The Company produces and sells its alcoholic beverages to distributors pursuant to a federal wholesaler’s basic permit and a federal brewer’s notice. Brewery and wholesale operations require various federal, state, and local licenses, permits, and approvals. In addition, some states prohibit wholesalers and/or retailers from holding an interest in any supplier, such as the Company or the Company owning any interest in a distributor or retailer. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer, and/or the supplier. The loss or revocation of any existing licenses, permits or approvals, and/or the failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business.

      On January 24, 2003 (60 days after the Homeland Security Act became law), the Bureau of Alcohol, Tobacco and Firearms (BATF) was divided into two new bureaus, the BATF and the Alcohol and Tobacco Tax Trade Bureau (TTB). The BATF, part of the Department of Justice, will oversee the firearms, explosives and arson programs and the TTB, Department of Treasury, will handle the regulatory aspects of the alcohol and tobacco industries.

      On the federal level, brewers are required to file an amended notice with the TTB in the event of a material change in the production process, production equipment, the brewery’s location, the brewery’s management, or the brewery’s ownership. The Company’s operations are subject to audit and inspection by the TTB at any time.

      On the state and local level, some jurisdictions merely require notice of any material change in the operations, management or ownership of the permit or licensee. State and local laws and regulations governing the sale of beer within a particular state by an out-of-state brewer or wholesaler vary from locale to locale.

      The TTB permits and registrations can be suspended, revoked or otherwise adversely affected for failure to pay tax, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations, and to notify the TTB of any change (as described above). Permits, licenses, and approvals from state regulatory agencies can be revoked for many of the same reasons.

      Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies could determine that the Company has not complied with applicable licensing or permitting regulations or has not maintained the approvals necessary for it to conduct business within its jurisdiction. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results. Management believes the Company is operating in substantial compliance with applicable laws and regulations governing its operations.

Taxation

      The federal government and all of the states levy excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2.0 million barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of beer for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel. The Company has been able to take advantage of this reduced tax on the first 60,000 barrels of its beers produced. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. The determination of the party responsible, between the Company or the distributor, to bear the liability of these taxes varies by state. Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages. Further increases in excise taxes on beer could result in a general reduction in sales for the affected products and/or in the profit realized from the sales of the affected products.

“Dram Shop” Laws

      The Company is subject to “dram-shop” laws in most states where it currently operates and will potentially be subject to such statutes in certain other states for future sites. These laws generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is consistent with coverage carried by other entities in the restaurant industry. However, a judgment against the Company under a dram-shop statute in excess of the Company’s liability coverage could have a material adverse effect on the Company.

Trademarks

      The Company has obtained United States Trademark Registrations for several trademarks, including but not limited to Pyramid®, Pyramid Ales®, Pyramid Alehouse®, Pyramid Breweries® and Thomas Kemper® as

well trademarks and pending trademark applications on individual products and design logos. The Company regards its “Pyramid” family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its trademarks whenever possible and to vigorously oppose any infringement of its trademarks.

Environmental Regulations and Operating Considerations

      The Company’s operations are subject to a variety of extensive and changing federal, state, and local environmental laws, regulations, and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations, or ordinances may impose liability for the cost of remediation of, and for certain damages resulting from sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that any cost arising from existing environmental laws will not have a material adverse effect on the Company’s financial condition or results of operations. However, there can be no assurance that environmental laws will not become more stringent in the future or that the Company will not incur costs in the future in order to comply with such laws.

      The Company’s operations are subject to certain hazards and liability risks faced by all producers of alcoholic beverages, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While the Company has never experienced a contamination problem in its products, the occurrence of such a problem could result in a costly product recall and cause serious damage to the Company’s reputation for product quality, as well as give rise to product liability claims. The Company maintains insurance which the Company believes is sufficient to cover any product liability claims which might result from a contamination problem in its products.

Employees

      At December 31, 2002, the Company employed 329 people, including 44 in the Brewery Operations, 231 in the Alehouse Division, 32 in sales and marketing and 22 in administration capacities (including home office, administrative and executive personnel). No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes it maintains a good working relationship with its employees and has no reason to believe that a good working relationship will not continue.

Item 2 — Properties

      The Company currently owns and operates three breweries, each with an adjacent restaurant: one in Seattle, Washington, one in Berkeley, California and one in Walnut Creek, California. During April 2002, the Company signed an agreement to lease a fourth restaurant property in Sacramento, California which is scheduled to open during the third quarter of 2003. The estimated total annual beer capacity of the three breweries was approximately 203,000 barrels at the end of 2002.

The Seattle Brewery and Alehouse

      In March 1995, the Company completed the Seattle Brewery, Alehouse and corporate offices near downtown Seattle. This brewery and 340 seat restaurant plus an outdoor seating area, operated as the Pyramid Alehouse, consists of approximately 33,000 square feet of leased building area. The estimated annual beer production capacity was 50,000 barrels at the end of 2002. The Seattle building lease expires in 2004, with options to extend the lease term for three five-year periods. The Company has also leased approximately 11,250 square feet of warehouse and additional outside storage space adjacent to the Seattle Brewery and Alehouse for a period of seven years, also expiring in 2004, and has options to extend the lease term for three additional five-year periods.

The Berkeley Brewery and Alehouse

      Completed and opened in February 1997, the Berkeley Brewery and its adjacent Pyramid Alehouse are housed in a leased building of approximately 93,000 square feet. During January 2000, the Company exercised an option to lease an additional 29,000 square feet of adjacent space and is currently subleasing that space. The brewery had an estimated beer production capacity of 150,000 barrels at the end of 2002. During 2000, fermentation capacity was added which increased the estimated annual beer capacity to 150,000 barrels from 80,000 barrels. The Berkeley Brewery has a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding more fermentation capacity. The Berkeley Alehouse has seating for 350 plus an outdoor seating area. The building was leased commencing in November 1995 for a 15-year term, with options to extend the lease term for two five-year periods. The Company also has the option to purchase the entire building during the lease term at its fair market value.

The Walnut Creek Alehouse

      Completed and opened in May 2002, the Walnut Creek Alehouse is located in a leased building of approximately 7,800 square feet. The restaurant has a small, on-site brewery with an estimated beer production capacity of 2,600 barrels. The Walnut Creek Alehouse has seating for 275 plus an outdoor seating area. The building was leased commencing in October 2001 for an initial 11-year term, with options to extend the lease term for three five-year periods and one final option for a four-year period.

The Sacramento Alehouse

      Scheduled to open in July 2003, the Sacramento Alehouse will be located in a leased building of approximately 9,100 square feet. The restaurant has a small, on-site brewery with an estimated beer production capacity of 1,500 barrels. The Sacramento Alehouse is designed with seating for 295, plus an outdoor seating area. The building was leased commencing in April 2002 for an initial 10-year and 8-month term, with options to extend the lease term for two five-year periods.

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

Item 4 — Submission of Matters to a Vote of the Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5 —	Market for Registrant’s Common Equity and Related Stockholder Matters

      Trading in Pyramid Breweries Inc.’s common stock began on December 14, 1995, and is quoted on the NASDAQ Stock Market’s National Market under the ticker symbol “PMID”.

      The following table sets forth the high and low sales prices and the cash dividends paid per share of Pyramid Breweries Inc.’s common stock for the years ended December 31, 2002 and 2001.

			Dividend
	High	Low	Paid

Calendar Quarters — 2002
First Quarter	$2.49	$2.25	$0.044
Second Quarter	2.48	2.26	0.044
Third Quarter	2.40	2.19	0.044
Fourth Quarter	2.99	2.11	0.044
Calendar Quarters — 2001
First Quarter	2.47	1.88	0.044
Second Quarter	3.00	2.19	0.044
Third Quarter	2.75	2.15	0.044
Fourth Quarter	2.50	2.20	0.044

      On March 3, 2003, the Company had 344 stockholders of record. The last reported sale price per share on March 3, 2003, was $2.75. The Company had no sales of unregistered securities during 2002.

DIVIDEND POLICY

      On December 15, 1999, the Company announced a new dividend policy and declared its first quarterly cash dividend. The Company paid approximately $1,468,000, or $0.176 per common share, of cash dividends during the fiscal year ended December 31, 2002. On February 6, 2003, the Board of Directors declared a quarterly cash dividend of $0.044 per common share to shareholders of record on March 31, 2003. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant.

SELECTED FINANCIAL AND OPERATING DATA

Item 6 — Selected Financial Data

      The following selected financial data should be read in conjunction with the Company’s Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share and operating data)

	Years Ended December 31,

	2002	2001	2000	1999	1998

Income Statement Data:
Gross sales	$35,523	$31,995	$30,275	$28,811	$27,326
Less excise taxes	1,711	1,572	1,704	1,735	1,672

Net sales	33,812	30,423	28,571	27,076	25,654
Cost of sales	25,360	22,877	20,802	20,053	19,578

Gross margin	8,452	7,546	7,769	7,023	6,076
Selling, general and administrative expenses	8,678	9,128	8,370	8,375	8,415
Impairment charge	—	—	—	3,288	—

Operating loss	(226)	(1,582)	(601)	(4,640)	(2,339)
Other income, net	380	542	586	494	580

Income (loss) before income taxes	154	(1,040)	(15)	(4,146)	(1,759)
Benefit (provision) for income taxes	98	(575)	—	—	582

Net income (loss)	$252	$(1,615)	$(15)	$(4,146)	$(1,177)

Basic and diluted net income (loss) per share	$0.03	$(0.20)	$(0.00)	$(0.50)	$(0.14)

Weighted average basic shares outstanding	8,203	7,987	7,940	8,231	8,213

Diluted net income (loss) per share	$0.03	$(0.20)	$(0.00)	$(0.50)	$(0.14)

Weighted average diluted shares outstanding	8,243	7,987	7,940	8,231	8,213

Dividend declared per share	$0.176	$0.176	$0.16	$0.04	$—

Balance Sheet Data:
Working capital	$3,783	$4,728	$7,026	$6,981	$6,258
Fixed assets, net	20,682	20,523	21,126	22,739	27,559
Total assets	29,295	29,605	32,270	33,719	37,237
Stockholders’ equity	24,536	25,224	27,938	29,861	34,391
Operating Data (in barrels):
Beer barrels shipped	117,100	110,800	109,900	108,400	105,900
Soda barrels shipped	46,600	46,000	38,400	29,600	26,700

Total barrels shipped	163,700	156,800	148,300	138,000	132,600

Beer production capacity at year-end	203,000	200,000	200,000	172,000	172,000

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Pyramid Breweries Inc. was incorporated in 1984 and is engaged in the brewing and sale of specialty beers and sodas and in restaurant operations. The Company currently sells its beverage products primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brand names and operates three restaurants, under the Pyramid Alehouse name. The restaurants in Seattle, Washington and Berkeley, California are located adjacent to the main production facilities. The third restaurant, located in Walnut Creek, California is primarily a restaurant with a brewery capable of providing products for on-site consumption. For the year ended December 31, 2002, the Company had gross revenues of $35,523,000, an increase of 11% from 2001. The Company’s revenues consist of sales of beer and soda to third-party distributors and retail sales of beer, soda, food, apparel and other items in its restaurants. For the years ended December 31, 2002 and 2001, approximately 69% and 72% of the Company’s net sales were sales of beer and soda to third party distributors. Total retail alehouse sales accounted for 31% and 28% of total net sales in 2002 and 2001, respectively.

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

      The Company sells its craft beers in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on the Company’s draft products are typically higher as a percentage. Changes in the proportion of sales of bottled and draft products therefore will affect the Company’s gross margin. For 2002 and 2001, approximately 58% of the Company’s sales of craft beers were bottled products.

      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, operating margins, expenses and cash needs. The Company’s actual future results could differ materially from those projected in the forward-looking statements. Some factors, which could cause future actual results to differ materially from the Company’s recent results or those projected in the forward-looking statements, are described in the Risk Factors and Forward Looking Statements below. The Company assumes no obligation to update the forward-looking statements for such factors.

Critical Accounting Policies

      The Company believes that its critical accounting policies include the following:

•	Long-lived assets impairment

•	Realization of deferred tax assets

•	Stock-based compensation

      Long-Lived Assets Impairment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company’s evaluation is based on an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less the estimated costs to sell. Long-lived assets are written down to their estimated net fair value calculated using a discounted future cash flow analysis in the event of an impairment. Beginning in the fiscal year 2002, the Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If circumstances related to the Company’s long-lived assets change, the Company’s valuation of the long-lived assets could materially change.

      Realization of Deferred Tax Assets. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The evaluation of the realizability of the deferred tax assets is based on an assessment of the Company’s ability to generate future U.S. taxable income. Results of operations in recent years are considered in the assessment. The Company records a valuation allowance for the portion of its deferred tax assets that do not meet the recognition criteria of SFAS No. 109 “Accounting for Income Taxes.” If circumstances related to the Company’s ability to generate future U.S. taxable income change, the Company’s evaluation of the realizability of its deferred tax assets could materially change.

      Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, in accounting for its employee stock options using the fair value based method. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Statements of Operations. The Company is required under SFAS No. 123, “Accounting for Stock-Based Compensation”, to disclose pro forma information regarding option grants made to its employees based on specific valuation techniques that produce estimated compensation charges. The Black-Scholes option pricing model is used by the Company in estimating the fair value of options. If the Company changes the accounting for stock-based compensation, the Company’s results of operations could materially change.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Gross Sales. Gross sales increased 11.0% to $35,523,000 in the year ended December 31, 2002 from $31,995,000 for 2001. The sales increase was primarily the result of a 7.0% increase in beverage sales to $25,196,000 in 2002 from $23,539,000 in 2001 and the new Walnut Creek Alehouse location which contributed $2,091,000 in sales since the opening date in May 2002. Alehouse same store sales were down $220,000 or 2.6% for the year, primarily resulting from reduced July and October sales in the Seattle Alehouse which benefited from the All-Star Game and additional Seattle Mariners (Major League Baseball) playoff games in 2001, held directly across the street from the alehouse. Total beverage shipments in 2002 increased 4.4% to 163,700 barrels from 156,800 barrels in 2001. Beer shipments increased 5.7% to 117,100 barrels, driven by the Company’s top selling product, Pyramid Hefeweizen, which was up 6% and the newer Coastline Pilsner which contributed 4.7% of the increase over 2001 shipments. Soda shipments increased 1.3% to 46,600 barrels in 2002 from 46,000 in 2001 primarily due to increased sales of the soda sampler pack, which includes all six of the Company’s soda products. Thomas Kemper beer shipments decreased 25.4% to 4,400 barrels in 2002 from 5,900 in 2001. Wholesale beverage sales (beer and soda combined) in Washington, Oregon and California increased by 5.5% in 2002 compared to 2001 sales. Sales in Washington, Oregon and California accounted for 83.2% and 84.2% of the Company’s beverage sales in 2002 and 2001, respectively. Sales in the Southern California region, which is the Company’s second largest in terms of barrel shipments behind Washington State, increased 22.8% to 32,300 barrels over 2001.

      Excise Taxes. Excise taxes were 4.8% and 4.9% of gross sales in 2002 and 2001, respectively. Excise taxes were slightly lower as a percentage of gross sales in 2002 due to a greater proportion of alehouse sales in 2002 compared to 2001, which do not bear excise taxes.

      Gross Margin. Gross margin increased 12.0% to $8,452,000 in 2002 from $7,546,000 in 2001. Gross margin as a percentage of net sales also increased to 25.0% in 2002 from 24.8% in 2001. The increase in gross margin was due primarily to volume growth in core products such as Pyramid Hefeweizen and Coastline Pilsner, strategic price increases on selected beverages and increased production efficiencies primarily in the Seattle brewing facility, being only partially offset by the start up costs of the new Walnut Creek Alehouse.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 4.9% to $8,678,000 in 2002 from $9,128,000 in 2001. Selling, general and administrative expenses as a percent of net sales also decreased to 25.7% in 2002 from 30.0% in the prior year. This decrease was due primarily to a decrease in selected advertising expenses and a decrease of $103,000 for a non-cash stock-based compensation expense related to the equity arrangement with the Company’s CEO announced in the second quarter of 2001.

      Other Income, net. Other income, net decreased to $380,000 in 2002 from $542,000 in 2001. The 29.9% decrease was due mainly from the lower interest earned on cash equivalents and short-term investments. Both lower investment balances and lower rates of interest caused the decline in interest income. Parking income also decreased as there were fewer Seattle Mariners games across the street from the Seattle Alehouse location in 2002 versus 2001. Interest income was $102,000 and $271,000 for the years ended December 31, 2002 and 2001, respectively. Parking income was $234,000 and $257,000 for the years ended December 31, 2002 and 2001, respectively.

      Income Taxes. During 2002, the Company was able to recognize a $98,286 tax refund resulting from the Job Creation and Worker Assistance Act of 2002. This Act provided for an increase to the limit on net operating loss deductions for alternative minimum tax (AMT) purposes from 90% of AMT income to 100% for net operating losses generated in tax years ending in 2001. As of December 31, 2002, the Company had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

      Net Income (Loss). The Company earned net income of $252,000 for 2002 compared with a net loss of $1,615,000 in 2001. The $1,867,000 improvement was due to improved operating margins, lower selling, general and administrative expenses and the AMT tax refund in 2002 versus the increase in the tax valuation allowance recorded in 2001.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9.1% to $9,128,000 in 2001 from $8,370,000 in 2000. Selling, general and administrative expenses as a percent of net sales also increased to 30.0% from 29.3% in the prior year. This increase was due primarily to increased advertising expense, selling expense and a non-cash stock-based compensation charge of $241,000 related to the new equity arrangement with the Company’s CEO announced in the second quarter of 2001.

      Other Income, net. Other income, net decreased to $542,000 in 2001 from $586,000 in 2000. The 7.5% decrease was due mainly from the interest earned on cash equivalents and short-term investments. Both lower investment balances and lower rates of interest income caused the decline in interest income. This was partially offset by increased parking income and decreased losses on sales of assets. Interest income was $271,000 and $418,000 for the years ended December 31, 2001 and 2000, respectively. Parking income was $257,000 and $219,000 for the years ended December 31, 2001 and 2000, respectively.

      Income Taxes. As of December 31, 2001, the Company had deferred tax assets arising from deductible temporary differences, tax loss carry forwards, and tax credits offset against certain deferred tax liabilities. During 2001, the Company determined that its deferred tax assets no longer meet the recognition criteria of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and therefore increased the valuation allowance by $575,000 to meet this requirement. Realization of the deferred tax asset representing tax loss and credit carryforwards is dependent on the Company’s ability to generate future U.S. taxable income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

      Net Loss. The Company incurred a net loss of $1,615,000 for 2001 compared with a net loss of $15,000 in 2000. The $1,600,000 increase in net loss was due to higher brewery operating costs, higher selling, general and administrative expenses and the increase in the tax valuation allowance mentioned above.

Liquidity and Capital Resources

      The Company had $3,346,000 and $5,075,000 of cash, cash equivalents and short-term investments at December 31, 2002 and 2001, respectively. At December 31, 2002, the Company’s working capital decreased to $3,783,000 compared to $4,728,000 at December 31, 2001. Net cash provided by operating activities for the year ended December 31, 2002 increased to $1,619,000 from $1,589,000 for the prior year. The 1.9% increase was primarily due to the improved results of operations offset by an increase in net operating assets.

      Net cash used in investing activities for the year ended December 31, 2002 was $366,000 compared to $1,556,000 for the prior year. The cash used in investing activities in 2002 included approximately $1,510,000 for the development of the Walnut Creek and Sacramento Alehouses and the $772,000 balance being used to upgrade production equipment in the Berkeley and Seattle Breweries, build portable outdoor facilities associated with the beer garden and rebuild the bar for the Seattle Alehouse. The offset to the cash used was proceeds related to the sale and maturities, net of purchases, of short-term investments which was $1,900,000.

      At December 31, 2002, the Company’s commitment to make future payments under contractual obligations was as follows:

		Less Than 1			More Than
	Total	Year	1 - 3 years	3 - 5 years	5 years

Operating leases	$10,073,000	$1,319,000	$2,256,000	$2,198,000	$4,300,000
Note payable(1)	60,000	20,000	40,000	—	—

(1)	The amounts are payments as stated in the non-interest bearing note. The note payable was recorded using a 10% discount rate on the balance sheet.

      On December 15, 1999, the Company announced its first regular quarterly cash dividend and has declared and paid a quarterly cash dividend each consecutive quarter since the initial declaration. During the year ended December 31, 2002 the Company declared per share dividends of $0.176 and paid out $1,468,000 in cash dividends.

      On December 15, 1999, the Company also announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of December 31, 2002, the Company has purchased a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. During the year ended December 31, 2002, the Company did not purchase any shares.

      Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Planned projects include the Sacramento Alehouse development scheduled to open in the third quarter of 2003 and the upgrading of brewing equipment and alehouse facilities in the Seattle and Berkeley locations. The Company estimates that total Alehouse development costs to be incurred in 2003 will be approximately $1,400,000. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash balances, together with cash from operations, will be sufficient for the Company’s working capital needs.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Effective January 1, 2002, the Company adopted SFAS No. 142. The annual amortization of existing goodwill of approximately $80,000 ceased on December 31, 2001. Based on the impairment tests performed, there was no impairment of goodwill during the year ended December 31, 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for the 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company’s financial position or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for the 2002 fiscal year. The Company has adopted the disclosure requirements of the Statement.

      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires recording of a liability for the fair value of the guarantee at the inception of guarantees issued after December 31, 2002. FIN 45 also requires that certain disclosures about a guarantor’s obligations under guarantees to be made. Adoption of the disclosure provision of the interpretation is effective for the 2002 fiscal year and has not resulted in additional disclosures by the Company. The impact on the Company’s financial position and results of operations upon adoption of FIN 45 will depend on the nature and extent of future issued guarantees. The Company does not anticipate a material impact.

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

      Access to Markets. Most of the Company’s independent distributors are also distributors of national brewers, some of whom have used their greater influence and marketing resources to persuade those distributors to exclude the products of other breweries from their portfolios. Such actions by national brewers have the effect of reducing distribution options for the Company’s products. In addition, many independent distributors are moving towards consolidation to improve profit margins. Although the Company has not yet been negatively impacted by such events, it is possible that the Company could effectively be denied access to a market or markets by the tactics of the national brewers and further consolidation of independent distributors. In the states that comprise the majority of its sales, the Company has the option to distribute its products directly to retailers and the Company has previous experience in doing so. However, there is no assurance that self-distribution can be done in an economic manner over large territories.

      Government Regulations. The Company’s business is highly regulated at the federal, state and local levels, and its brewery and restaurant operations require various licenses, permits and approvals. The loss or revocation of any existing licenses, permits or approvals, or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where the Company intends to do business could have a material adverse effect on the ability of the Company to conduct its business. Further, federal regulations prohibit, among other things, the payment of slotting allowances to retailers for beer products. These regulations have the effect of preventing competitors with greater financial resources from excluding smaller brewers from retailers. If these regulations were repealed or substantially modified, there would likely be a material adverse effect on the Company’s business and operating results.

      Selling Prices. The future selling prices the Company charges for its craft beer and other specialty beverages may decrease from historical levels due to increasing competitive pressures. The Company has and will continue to participate in price promotions with its wholesalers and their retail customers. Management believes that the number and frequency of the Company’s promotions may increase during 2003.

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

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

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

      The Company does maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheets at fair value. At any time, a rise or decrease in interest rates could have a material impact on interest earnings of the investment portfolio. The Company currently does not hedge interest rate exposures.

Item 8 — Financial Statements

      Financial statements of Pyramid Breweries Inc. are as follows:

Item 9 — Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 30, 2002, the Audit Committee of the Company’s Board of Directors engaged KPMG LLP as the Company’s independent auditors for 2002. The information required by this item was previously reported in the Company’s Form 8-K filed on May 31, 2002 and the related Form 8-K/A filed on June 6, 2002.

PART III

Item 10 — Directors and Executive Officers of the Company

Martin Kelly (48) — President and Chief Executive Officer

      Mr. Kelly was appointed Chief Executive Officer (CEO) in December 1999. Mr. Kelly joined Pyramid Breweries Inc. in August 1999 as President and Chief Operating Officer. Mr. Kelly has over 20 years of food and beverage industry experience, earned at Miller Brewing Company (Miller), Borden, Inc. (Borden), and Coca-Cola Enterprises (Coca-Cola). At Miller, he served as Regional Vice President, from 1994 to 1999, for twenty-three western states and was responsible for the operations of the Jacob Leinenkugel Brewing Company, a regional specialty brewer, and a wholly owned subsidiary of Miller. Prior to joining Miller, Mr. Kelly was a Vice President of Marketing and Sales Development at Borden. At Coca-Cola, Mr. Kelly held a variety of sales, marketing and general management positions, and most recently was Division Vice President and General Manager of the Mid Atlantic Division. Mr. Kelly earned a Masters Degree in Business Administration and a Bachelor of Science Degree in Commerce from the University of Virginia.

Eric Peterson (55) — Vice President — Finance, Chief Financial Officer and Secretary

      Mr. Peterson was appointed as Vice President — Finance, Chief Financial Officer and Secretary in May 2002. Mr. Peterson came to the Company from Tridia Partners LLC, a Bellevue, Washington based consulting firm working with emerging growth companies and companies in transition. Mr. Peterson served as a Partner with Tridia Partners from 2001 to 2002. Mr. Peterson has over 20 years of experience helping manage and finance high growth companies. Within that time, he has helped raise over $100 million in equity and over $100 million in debt financing as the Chief Financial Officer for such companies as Etera Corporation from 1999 to 2001, Sequel Technology Corporation from 1996 to 1999, MIDCOM Communications Inc. and Applied Microsystems Corporation. Prior to working with smaller, high growth companies, Mr. Peterson held a number of financial analysis and auditing positions with Weyerhaeuser Company and Price Waterhouse & Co. Mr. Peterson received his Bachelors Degree from Stanford University and his Masters Degree in Business Administration from the University of California at Los Angeles.

Gary McGrath (43) — Vice President — Sales

      Mr. McGrath was appointed as Vice President — Sales in November 1999. Mr. McGrath has over 15 years of experience in the alcohol and non-alcohol beverage industry. Most recently, he held the position of General Manager for Miller’s northwest region, responsible for growing sales, market share and profit in a seven-state area from 1994 to 1999. Also at Miller, Mr. McGrath worked as Director of National Accounts, accountable for setting strategy and developing sales in the convenience and mass merchandise channels. Prior to Miller, he held numerous sales and operating positions with Pepsi Cola USA, 7UP and Oscar Mayer. Mr. McGrath received his Bachelors Degree from Fredonia State University in New York and his Graduate Degree from Harvard University.

Patrick Coll (40) — Vice President — Alehouse Operations

      Mr. Coll was appointed as Vice President — Alehouse Operations in September 2002. Mr. Coll is responsible for directing the operational performance of the three existing alehouses as well as successfully opening and directing additional sites as they are developed. Mr. Coll has over 15 years of experience in the restaurant industry ranging from Chef to Opening Project Manager. Most recently, he held the position of Managing Partner with Essential Food Group, a restaurant consulting company, from 2001 to 2002, and Director of Food Service Operations for the Old Navy Division of Gap Inc, from 1998 to 2001. Prior to Gap Inc., Mr. Coll was with the Real Restaurant Group in Sausalito, California, responsible for the successful development and opening of restaurant concepts.

Mark House (44) — Vice President — Brewery Operations

      Mr. House was appointed as Vice President — Brewery Operations in July 2001. Mr. House is responsible for directing the performance of the three existing breweries as well as purchasing, transportation, quality assurance, product development, forecasting, and facility issues. Mr. House had been Director of Corporate Operations since 1999, responsible for quality assurance, product development, forecasting and distribution. He joined the Company in 1996 as Manager of Distribution/ Production. Prior to joining the Company, Mr. House had 14 years of brewing industry experience with the G. Heileman Brewing Co (Heileman). As Distribution Manager for Heileman, House was responsible for warehousing/ distribution, production planning, and customer service for both the Rainier Brewery in Seattle, Washington and Henry Weinhards Brewery in Portland, Oregon. Mr. House has an undergraduate degree from Washington State University.

      The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to Pyramid Breweries Inc. definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on May 7, 2003, to be filed with the Commission pursuant to Regulation 14A.

Item 11 —	Executive Compensation

      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 7, 2003, to be filed with the Commission pursuant to Regulation 14A.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on May 7, 2003, to be filed with the Commission pursuant to Regulation 14A.

Item 13 —	Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on May 7, 2003, to be filed with the Commission pursuant to Regulation 14A.

Item 14 —	Controls and Procedures

Procedures

Evaluation of disclosure controls and procedure

      Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

March 25, 2003

PYRAMID BREWERIES INC.
(Registrant)

By	/s/ ERIC G. PETERSON

Eric G. Peterson
Vice President and
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ MARTIN KELLY	March 25, 2003

Martin Kelly President and Chief Executive Officer Chairman of the Board

By	/s/ ERIC G. PETERSON	March 25, 2003

Eric G. Peterson Vice President and Chief Financial Officer

By	/s/ JASON W. REES	March 25, 2003

Jason W. Rees Controller and Chief Accounting Officer

By	/s/ KURT DAMMEIER	March 25, 2003

Kurt Dammeier Director

By	/s/ SCOTT S. BARNUM	March 25, 2003

Scott S. Barnum Director

By	/s/ GEORGE HANCOCK	March 25, 2003

George Hancock Director and Founder

By	/s/ NANCY MOOTZ	March 25, 2003

Nancy Mootz Director

By	/s/ SCOTT SVENSON	March 25, 2003

Scott Svenson Director

CERTIFICATION

I, R. Martin Kelly, President and Chief Executive Officer of Pyramid Breweries Inc. (“registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ R. MARTIN KELLY
R. Martin Kelly
President and Chief Executive Officer

Date: March 25, 2003

CERTIFICATION

I, Eric G. Peterson, Vice-President and Chief Financial Officer of Pyramid Breweries Inc. (“registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ERIC G. PETERSON

Eric G. Peterson
Vice-President and Chief Financial Officer

Date: March 25, 2003

CERTIFICATION

I, Jason W. Rees, Controller and Chief Accounting Officer of Pyramid Breweries Inc. (“registrant”), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JASON W. REES

Jason W. Rees
Controller and Chief Accounting Officer

Date: March 25, 2003

PYRAMID BREWERIES INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors Pyramid Breweries Inc.:

      We have audited the accompanying balance sheet of Pyramid Breweries Inc. as of December 31, 2002 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Pyramid Breweries Inc. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors’ expressed an unqualified opinion on those financial statements, before the revision described in Note 1 to the financial statements, in their report dated January 25, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Breweries Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed above, the 2001 and 2000 financial statements of Pyramid Breweries Inc. were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ KPMG LLP

Seattle, Washington,

January 10, 2003

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

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington,

January 25, 2002

      This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the fiscal years ended December 31, 2001 and 2000. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. For further discussion, see Exhibit 23.2(b) to the Form 10-K of which this report forms a part. The financial statements of Pyramid Breweries Inc. to which this report relates have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, as described in Note 1 to the financial statements. These revisions are not covered by the copy of the report of Arthur Andersen LLP. See the report of KPMG regarding these revisions.

PYRAMID BREWERIES INC.

BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$595,573	$425,454
Short-term investments	2,750,000	4,650,000
Accounts receivable, net of allowance for doubtful accounts of $20,000 as of December 31, 2002 and 2001	1,944,393	1,425,592
Inventories	1,589,724	1,178,148
Prepaid expenses and other	626,740	257,140

Total current assets	7,506,430	7,936,334
Long term investments	491,742	491,742
Note receivable — related party	94,239	106,965
Fixed assets, net	20,681,508	20,522,560
Goodwill	414,613	414,613
Other	106,023	132,853

Total assets	$29,294,555	$29,605,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$951,685	$662,527
Accrued expenses	1,747,042	1,486,955
Refundable deposits	506,377	550,259
Note payable — current	20,000	20,000
Deferred rent — current	123,672	123,672
Dividends payable	374,173	365,178

Total current liabilities	3,722,949	3,208,591
Note payable, net of current	30,566	43,397
Deferred rent, net of current	1,005,306	1,128,978

Total liabilities	4,758,821	4,380,966

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,503,920 and 8,299,493 shares issued and outstanding	85,039	82,995
Additional paid-in capital	36,040,268	35,649,120
Note receivable — related party	(781,777)	(786,818)
Deferred stock-based compensation	(46,531)	(185,486)
Accumulated deficit	(10,761,265)	(9,535,710)

Total stockholders’ equity	24,535,734	25,224,101

Total liabilities and stockholders’ equity	$29,294,555	$29,605,067

See accompanying notes to financial statements.

PYRAMID BREWERIES INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

Gross sales	$35,523,355	$31,995,135	$30,274,695
Less excise taxes	1,711,359	1,571,764	1,704,283

Net sales	33,811,996	30,423,371	28,570,412
Cost of sales	25,360,366	22,877,076	20,801,424

Gross margin	8,451,630	7,546,295	7,768,988
Selling, general and administrative expenses	8,678,283	9,128,866	8,369,580

Operating loss	(226,653)	(1,582,571)	(600,592)
Other income, net	380,247	542,119	585,682

Income (loss) before income taxes	153,594	(1,040,452)	(14,910)
Benefit (provision) for income taxes	98,286	(574,621)	—

Net income (loss)	$251,880	$(1,615,073)	$(14,910)

Basic and diluted net income (loss) per share	$0.03	$(0.20)	$(0.00)

Weighted average basic shares outstanding	8,202,985	7,986,595	7,939,980

Weighted average diluted shares outstanding	8,242,790	7,986,595	7,939,980

Cash dividend declared per share	$0.176	$0.176	$0.160

See accompanying notes to financial statements.

PYRAMID BREWERIES INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Note
	Common Stock		Additional	Receivable-	Deferred		Total
			Paid-in	Related-	Stock-Based	Accumulated	Stockholders’
	Shares	Amount	Capital	Party	Compensation	Deficit	Equity

Balance, December 31, 1999	8,193,580	$81,936	$34,982,946	$—	$—	$(5,204,335)	$29,860,547
Net loss	—	—	—	—	—	(14,910)	(14,910)
Dividends declared	—	—	—	—	—	(1,259,363)	(1,259,363)
Shares issued	38,269	383	59,004	—	—	—	59,387
Exercised stock options	27,600	275	65,535	—	—	—	65,810
Shares repurchased and retired	(396,198)	(3,962)	(769,598)	—	—	—	(773,560)

Balance, December 31, 2000	7,863,251	78,632	34,337,887	—	—	(6,478,608)	27,937,911
Net loss	—	—	—	—	—	(1,615,073)	(1,615,073)
Dividends declared	—	—	—	—	—	(1,442,029)	(1,442,029)
Shares issued	32,268	322	62,769	—	—	—	63,091
Exercised stock options	415,700	4,158	841,158	(786,818)	—	—	58,498
Stock-based compensation including amortization of stock-based compensation	—	—	186,371	—	60,738	—	247,109
Deferred compensation	—	—	246,224	—	(246,224)	—	—
Shares repurchased and retired	(11,726)	(117)	(25,289)	—	—	—	(25,406)

Balance, December 31, 2001	8,299,493	82,995	35,649,120	(786,818)	(185,486)	(9,535,710)	25,224,101
Net income	—	—	—	—	—	251,880	251,880
Dividends declared	—	—	—	—	—	(1,477,435)	(1,477,435)
Shares issued	35,406	354	70,539	—	—	—	70,893
Exercised stock options	169,021	1,690	315,065	—	—	—	316,755
Stock-based compensation including amortization of stock- based compensation	—	—	5,544	—	138,955	—	144,499
Note repayment	—	—	—	5,041	—	—	5,041

Balance, December 31, 2002	8,503,920	$85,039	$36,040,268	$(781,777)	$(46,531)	$(10,761,265)	$24,535,734

See accompanying notes to financial statements.

PYRAMID BREWERIES INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$251,880	$(1,615,073)	$(14,910)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,201,737	2,141,096	2,259,430
Stock-based compensation expense	144,499	247,109	—
Interest expense	7,169	—	—
(Gain) loss on sale of fixed assets	(3,889)	9,876	85,150
Deferred income taxes	—	574,621	453,483
Deferred rent	(123,672)	5,011	224,962
Changes in operating assets and liabilities:
Accounts receivable	(518,801)	238,874	(562,311)
Inventories	(411,576)	(13,760)	281,569
Prepaid expenses and other	(433,799)	47,085	(264,040)
Accounts payable and accrued expenses	549,245	(61,486)	(3,950)
Refundable deposits	(43,882)	15,964	69,111

Net cash provided by operating activities	1,618,911	1,589,317	2,528,494

INVESTING ACTIVITIES:
Purchases of short-term investments	(5,044,297)	(5,569,369)	(9,750,773)
Proceeds from the sale and maturities of short-term investments	6,944,297	5,569,369	9,750,773
Acquisitions of fixed assets	(2,281,685)	(1,079,250)	(808,485)
Proceeds from sale of fixed assets	15,918	15,147	157,707
Long-term investments	—	(491,742)	—
Proceeds from long-term receivable	—	—	185,820

Net cash used in investing activities	(365,767)	(1,555,845)	(464,958)

FINANCING ACTIVITIES:
Proceeds from sale of common stock and option exercises	387,648	121,589	125,197
Notes receivable	17,767	(106,965)	—
Repayment on note payable	(20,000)	—	—
Cash dividends paid	(1,468,440)	(1,391,381)	(1,274,568)
Shares repurchased and retired	—	(25,406)	(773,560)

Net cash used in financing activities	(1,083,025)	(1,402,163)	(1,922,931)

Increase (decrease) in cash and cash equivalents	(170,119)	(1,368,691)	140,605
Cash and cash equivalents at beginning of year	425,454	1,794,145	1,653,540

Cash and cash equivalents at end of year	$595,573	$425,454	$1,794,145

Non-cash transactions:
Note payable for acquisition of assets	$—	$63,397	$—
Note receivable for exercise of stock options	—	786,818	—

See accompanying notes to financial statements.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations and Significant Accounting Policies

The Company

      Pyramid Breweries Inc. (the Company), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and sodas. The Company operates breweries and restaurants in Seattle, Washington and Berkeley, and Walnut Creek, California. The Company sells its products through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. The Company also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label.

      In March 1995, the Company opened the Seattle, Washington Brewery near downtown Seattle. This brewery and 340-seat alehouse has an estimated annual production capacity of 50,000 barrels as of December 31, 2002.

      In December 1995, the Company sold 2,000,000 shares of common stock in an initial public offering (the Offering). Net proceeds from the Offering amounted to approximately $34,156,000 and have been used to fund the Company’s growth and expansion plans.

      In February 1997, the Company opened the Berkeley Brewery in Berkeley, California. This brewery and 350-seat alehouse has an estimated annual beer production capacity of 150,000 barrels as of December 31, 2002.

      In March 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of the Thomas Kemper Soda Company. This acquisition expanded the Company’s product line to include a range of premium soft drinks, including root beer and cream soda.

      In April 2002, the Company announced that it had finalized plans to open a Pyramid Alehouse in Sacramento, California. The Sacramento Alehouse will have seating for 295 and an estimated brewing capacity of 1,500 barrels.

      In May 2002, the Company opened the Walnut Creek Alehouse and Brewery in Walnut Creek, California. The alehouse has seating for 275 plus an outdoor patio seating area and an estimated annual brewing capacity of 2,600 barrels as of December 31, 2002.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with multiple financial institutions.

Short-Term Investments

      The Company’s investments are primarily comprised of Taxable Auction Variable Rate Notes with 28 day reset periods. Investments are custodied with major financial institutions. The specific identification method is used to determine the cost basis of notes disposed of. At December 31, 2002 and December 31, 2001, substantially all of the Company’s short-term investments were classified as available for sale. These investments are recorded on the balance sheet at fair value. During the year ended December 31, 2002, the Company realized cash proceeds, net of purchases, on the sales and maturities of short-term investments in the amount of $1,900,000. There were no unrealized or realized gains or losses during the years ended December 31, 2002, 2001 and 2000.

Accounts Receivable

      The Company’s accounts receivable balance includes balances from trade sales and other miscellaneous receivables. At December 31, 2002, the $98,286 of tax refund was included in the accounts receivable balance.

Inventories

      Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis and market represents the lower of replacement cost or estimated net realizable value. The Company adjusts its inventory carrying values downward to market values based on the existence of excess and obsolete inventories determined primarily by seasonal demand forecasts and branding changes.

Long Term Investments

      The Company invests in some long term certificates of deposit that are stated at cost, which approximates fair value. These investments have maturities through 2004 with an average rate of 4%.

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

      Returnable containers (primarily kegs) are capitalized at cost, depreciated over the estimated useful life of five to ten years, and are included in fixed assets. Refundable deposits represent the Company’s liability for deposits charged to customers for returnable containers.

Estimated Useful Lives
Brewery and retail equipment	5 to 25 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of lease term or life of 3 to 15 years

Preopening Costs

      The Company accounts for preopening costs related to new restaurants in accordance with Statement of Position 98-5, “Recording the Cost of Start-Up Activities” and accordingly, there were no unamortized preopening costs at December 31, 2002 and 2001. All preopening costs are expensed as incurred.

Website Design Costs

      Website design costs related to the development and programming and customizing applications of the Company’s website, www.PyramidBrew.com, are capitalized in other assets and amortized over a two-year period. Net unamortized website design costs totaled approximately $52,000 and $83,000 at December 31, 2002 and 2001, respectively. Amortization of website design costs totaled approximately $49,000, $40,000 and $0, respectively, for the years ended December 31, 2002, 2001 and 2000. Website design costs relating to development, programming and customizing applications are capitalized and amortized in accordance with Emerging Issues Task Force (EITF) 00-2, “Accounting for Website Development Costs.” Costs of operating and maintaining the website are expensed as incurred.

Goodwill

      The excess of cost over fair value of the net assets of businesses acquired was capitalized as goodwill and amortized on a straight-line basis over 10 years, prior to the 2002 fiscal year. Amortization of goodwill totaled approximately $80,000 for the years ended December 31, 2001 and 2000. Accumulated amortization at

December 31, 2002 and 2001 was approximately $388,000 and relates entirely to the Company’s previous acquisition of Thomas Kemper Soda. The goodwill is included in the Beverage Operations Segment.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Effective January 1, 2002, the Company adopted SFAS No. 142. The Company recognizes an impairment charge for the amount by which the carrying amount of an identified reporting unit’s goodwill exceeds its fair value. Based on the transitional impairment test and the annual impairment test performed, there was no impairment of goodwill during the year ended December 31, 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

      The annual amortization of existing goodwill of approximately $80,000 ceased on December 31, 2001. The following table presents the impact of SFAS No. 142 on net income (loss) and the net income (loss) per share had the accounting standard been in effect for the 2001 and 2000 fiscal years.

	Years Ended December 31,

	2002	2001	2000

Net income (loss) as reported	$251,880	$(1,615,073)	$(14,910)
Adjustments:
Amortization of goodwill	—	80,256	80,256

Net income (loss) adjusted	$251,880	$(1,534,817)	$65,346

Basic net income (loss) per share as reported	$0.03	$(0.20)	$(0.00)
Basic net income (loss) per share adjusted	$0.03	$(0.19)	$0.01
Diluted net income (loss) per share as reported	$0.03	$(0.20)	$(0.00)
Diluted net income (loss) per share adjusted	$0.03	$(0.19)	$0.01

Revenue Recognition

      The Company recognizes revenue from the sale of wholesale beer and soda products at the time of shipment, when the title of the Company’s products passes to the customer, in accordance with distributor sales agreements and collectibility is probable. The Company’s revenue from its alehouses are comprised of food, beverage and merchandise, recognized at the time of sale.

Shipping and Handling Costs

      Shipping and handling amounts paid to the Company by customers are included in gross sales. The actual costs of shipping and handling paid by the Company are included in cost of sales.

Advertising Costs

      Advertising costs are expensed as incurred. Total advertising expense was approximately $252,000, $560,000 and $604,000 in 2002, 2001 and 2000, respectively.

      The Company engages in cooperative advertising programs and buy-down programs with resellers. The expenditures associated with buy down programs are included as an offset in gross sales. The costs of cooperative advertising programs are included in the selling, general and administrative expenses category. The costs of cooperative advertising amounts for the years ended December 31, 2002, 2001 and 2000 totaled approximately $76,000, $91,000 and $88,000, respectively. The EITF issued EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 addresses the timing, recognition and classification in the income statement of certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendor’s products or promotion of sales of the vendor’s products by the retailer or wholesaler. The Company adopted EITF 01-9 in the first quarter of the fiscal year 2002. The advertising costs meet the requirements of EITF 01-9 to be included in expenses rather than as an offset to revenues and therefore, the adoption of EITF 01-9 does not have an effect on the results of operations of the Company.

Other Income, net

      Other income, net consists of interest income, parking fee income and other insignificant non-operating income and expenses.

	Years Ended December 31,

	2002	2001	2000

Interest income	$102,305	$270,691	$417,858
Interest expense	(7,169)	—	—
Parking income	233,609	257,161	219,226
Gain/(loss) on sale of assets	3,889	(9,876)	(85,150)
Other income	47,613	24,143	33,748

Other income, net	$380,247	$542,119	$585,682

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Realization of the total deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. Management has established a valuation allowance for the portion of the deferred tax assets that do not meet the recognition criteria of SFAS No. 109 “Accounting for Income Taxes.” The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

Earnings Per Share

      Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding less shares subject to repurchase during the year. Options outstanding as of December 31, 2002 and not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares were approximately 261,000 options. Options outstanding as of December 31, 2001 and 2000 totaled approximately 810,000 and 1,211,000, respectively, were not included in the diluted earnings per share calculation because their effects are anti-dilutive. Diluted earnings per share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Years Ended December 31,

	2002	2001	2000

Earnings:
Net income (loss)	$251,880	$(1,615,073)	$(14,910)
Shares:
Weighted average shares outstanding	8,362,543	8,117,437	7,939,980
Shares subject to repurchase	(159,558)	(130,842)	—
Weighted average basic shares outstanding	8,202,985	7,986,595	7,939,980

Basic earnings per share	$0.03	$(0.20)	$(0.00)

Stock option dilution	39,805	—	—

Weighted average diluted shares outstanding	8,242,790	7,986,595	7,939,980

Diluted earnings per share	$0.03	$(0.20)	$(0.00)

Stock Based Compensation

      At December 31, 2002, the Company has stock-based compensation plans which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans) except as described in Note 5. Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company’s net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000, would have been as follows:

	Years Ended December 31,

	2002	2001	2000

Net income (loss) as reported	$251,880	$(1,615,073)	$(14,910)
Add: Stock-based compensation cost as reported	144,499	247,109	—
Less: Stock-based compensation cost determined under the fair value based method	(303,173)	(570,496)	(451,186)

Net income (loss) pro forma	$93,206	$(1,938,460)	$(466,096)
Basic and diluted net income (loss) per share as reported	$0.03	$(0.20)	$(0.00)
Basic and diluted net income (loss) per share pro forma	$0.01	$(0.24)	$(0.06)

      The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.76%; expected option lives of seven years; expected volatility of 51%; and expected future dividends. The weighted-average fair value of options granted during the years 2002, 2001 and 2000 was $0.63, $1.46 and $1.27, respectively. The effect of applying SFAS No. 123 for providing pro-forma disclosures is not indicative of future results.

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

      The Company does maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheets at fair value. At any time, a rise or decrease in interest rates could have a material impact on interest earnings of the investment portfolio. The Company currently does not hedge interest rate exposures.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

      Certain 2001 and 2000 balances have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement will be effective for the 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company’s financial position or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for the 2002 fiscal year. The Company has adopted the disclosure requirements of the Statement.

      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires recording of a liability for the fair value of the guarantee at the inception of guarantees issued after December 31, 2002. FIN 45 also requires that certain disclosures about a guarantor’s obligations under guarantees to be made. Adoption of the disclosure provision of the interpretation is effective for the 2002 fiscal year and has not resulted in additional disclosures by the Company. The impact on the Company’s financial position and results of operations upon adoption of FIN 45 will depend on the nature and extent of future issued guarantees. The Company does not anticipate a material impact.

2.     Accounting for Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In accordance with SFAS No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amounts or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include portions of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. There was no impact on the Company’s financial position, results of operations or cash flows upon adoption of SFAS No. 144.

3.     Inventories

      Inventories consist of the following:

	December 31,

	2002	2001

Raw materials	$820,908	$522,226
Work in process	162,024	138,231
Finished goods	606,792	517,691

	$1,589,724	$1,178,148

      Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

4.     Fixed Assets

      Fixed assets consist of the following:

	December 31,

	2002	2001

Brewery and retail equipment	$15,120,798	$14,465,637
Furniture and fixtures	915,985	918,879
Leasehold improvements	15,524,833	14,108,247
Construction in progress	608,608	584,855

	32,170,224	30,077,618
Less accumulated depreciation	(11,488,716)	(9,555,058)

	$20,681,508	$20,522,560

      Total depreciation expense was approximately $2,111,000, $2,021,000 and $2,179,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

5.     Note Receivable — Related Party

      In June 2001, the Company issued a $787,000 full recourse note to the Company’s Chief Executive Officer (CEO) in exchange for the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to the CEO to fund his payment of taxes on the exercise of the options. The notes are due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares were unrestricted, except for being pledged as collateral for the loans, and the remaining 252,300 shares would become unrestricted over the next two years. As of December 31, 2002, 100,000 shares remained restricted. Compensation expense on the shares are accounted for under the variable accounting method until the shares become unrestricted. During the years ended December 31, 2002 and 2001, the Company recorded approximately $139,000 and $241,000, respectively, in compensation expense in connection with this equity arrangement, which is included in selling, general and administrative expenses.

6.     Walnut Creek

      In October 2001, the Company purchased assets of an alehouse in Walnut Creek, California for $268,000. In addition, the Company assumed the sublease of the location. The purchase was made by a $205,000 cash payment and the balance was financed through an $80,000 non-interest bearing note due in four annual equal payments beginning October 2002. The note payable was recorded using a 10% discount rate. As of December 31, 2002, a net balance of approximately $51,000 remained payable on the note.

7.     Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2002	2001

Salaries, wages and related accruals	$962,974	$537,570
Barrel taxes	117,868	94,447
Other accruals	666,200	854,938

	$1,747,042	$1,486,955

8.     Income Taxes

      The benefit (provision) for income taxes included in the statements of operations consists of the following:

	December 31,

	2002	2001	2000

Current	$98,286	$—	$—
Deferred	—	(574,621)	—

	$98,286	$(574,621)	$—

      The benefit (provision) for income taxes differed from the amount obtained by applying the federal statutory income tax rate to income (loss) before income taxes, as follows:

	December 31,

	2002	2001	2000

Federal statutory rate	(34.0)%	34.0%	34.0%
State taxes, net of federal income tax benefit	(2.1)	2.1	2.1
Meals and entertainment	(41.1)	(6.0)	(350.7)
Other, net	—	—	—
Valuation allowance	141.2	(85.3)	314.6

	64.0%	(55.2)%	0.0%

      Deferred income tax assets and liabilities are included in the balance sheet at December 31, 2002 and 2001, as follows:

	December 31,

	2002	2001

Accelerated depreciation	$(1,670,998)	$(1,666,581)
Package design costs	161,254	178,029
Accrued vacation	61,021	73,227
Deferred rent	407,900	452,582
Net operating loss carryforwards	2,451,832	2,481,946
Tax credit carryforwards	—	98,286
Other, net	203,398	217,743
Valuation allowance	(1,614,407)	(1,835,232)

	$—	$—

      At December 31, 2002, the Company had operating loss carryforwards for federal income tax purposes of approximately $6,786,000, which are available to offset future federal taxable income through 2021 and begins to expire in 2017. During 2002, the Company was able to recognize a $98,286 tax refund resulting from the Job Creation and Worker Assistance Act of 2002. This Act provided for an increase to the limit on net operating loss deductions for alternative minimum tax (AMT) purposes from 90% of AMT income to 100% for net operating losses generated in tax years ending in 2001. During 2002, the valuation allowance against deferred tax assets decreased by approximately $221,000, which included a decrease of $98,286 for the AMT refund and a decrease in net deferred tax assets before valuation allowance. The Company does not believe that its net deferred tax assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a full valuation allowance has been established.

9.     Operating Leases

      The Company leases its office, warehouse and plant facilities under operating leases in Seattle, Washington and Berkeley, Walnut Creek and Sacramento, California.

	Expiration
Location	Year	Extension Options

Berkeley, California	2010	Two additional five year periods
Sacramento, California	2015	Two additional five year periods
Seattle, Washington	2004	Three additional five year periods
Walnut Creek, California	2012	Three additional five year periods and one additional four year period

      These lease agreements contain provisions for free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent of approximately $1,129,000 and $1,253,000 at December 31, 2002 and 2001, respectively, representing the pro rata rent which would have been due if equal payments had been required under the lease terms. The Company also leases storage and distribution facilities under month-to-month lease agreements.

      At December 31, 2002, future minimum rental payments are as follows:

2003	$1,319,000
2004	1,233,000
2005	1,023,000
2006	1,098,000
2007	1,100,000
Thereafter	4,300,000

$10,073,000

      Total rent expense was approximately $908,000, $732,000 and $731,000 in 2002, 2001 and 2000, respectively.

10.     Commitments and Contingencies

      The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

11.     Cash Dividend

      The Board of Directors announced on November 21, 2002, the declaration of a $0.044 per common share dividend payable on January 10, 2003 to shareholders of record on December 31, 2002. The cash dividends declared in November 2002 totaled approximately $374,000 for all common stock outstanding as of the dates of record. During the years ended December 31, 2002 and 2001, the Company paid approximately $1,468,000 and $1,391,000, or $0.176 and $0.172 per common share, of cash dividends, respectively.

      Cash dividends declared per common share:

2002	$0.176
2001	$0.176
2000	$0.160

12.     Stock Buyback Plan

      On December 15, 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2,000,000 of the Company’s outstanding common stock on the open market. For the years ended December 31, 2002, 2001 and 2000, the Company repurchased 0, 11,726 and 396,198 shares of common stock at costs of approximately $0, $25,000 and $774,000, respectively.

13.     Major Customers and Financial Instruments

      Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, short-term investments and interest-bearing deposits. The Company’s short-term investments consist of Taxable Auction Variable Rate Notes with 28 day reset periods. The Company’s interest-bearing deposits are placed with major financial institutions. Wholesale distributors account for substantially all accounts receivable; therefore, this concentration of risk is limited due to the number of distributors, their geographic dispersion and state laws regulating the financial affairs of distributors of alcoholic beverages.

      During the years ended December 31, 2002, 2001 and 2000, one customer comprised approximately 21%, 24% and 29% of the Company’s revenue, respectively. Accounts receivable at December 31, 2002 and 2001 include approximately $498,000 and $323,000, respectively, due from this customer.

      As of December 31, 2002 and 2001, the carrying amounts for cash and cash equivalents, short term investments, notes receivable and notes payable approximate their fair values.

14.     Segment Information

      The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and reports segment information in the same format as reviewed by the Company’s management (the Management Approach), which is organized around differences in products and services.

Products and Services

      The Company’s reportable segments include beverage operations and alehouses. Beverage operations include the production and sale of Pyramid ales and lagers, Thomas Kemper beers and Thomas Kemper soda products. The alehouse segment consists of three full-service alehouses, which market and sell the full line of the Company’s beer and soda products as well as food and certain merchandise.

Factors Used to Identify Reportable Segments

      The Company’s reportable segments are strategic business units that offer distinct and different products and services. These segments are managed separately because each business requires different production, management and marketing strategies.

Measurement of Segment Profit and Segment Assets

      The accounting policies of the segments are the same as those described in the summary of critical accounting policies included in the notes to the financial statements. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company records intersegment sales at cost.

      Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total

	(Dollars in thousands)
Year ended December 31, 2002
Gross revenues from external customers	$25,196	$10,327	$—	$35,523
Net revenues from external customers	23,485	10,327	—	33,812
Intersegment revenues	359	—	(359)	—
Interest income	—	—	102	102
Depreciation and amortization	1,601	439	162	2,202
Operating income (loss)	1,671	975	(2,873)	(227)
Capital expenditures	421	1,605	256	2,282
Total assets	18,952	4,871	5,472	29,295

	Beverage
	Operations	Alehouse	Other	Total

	(Dollars in thousands)
Year ended December 31, 2001
Gross revenues from external customers	$23,539	$8,456	$—	$31,995
Net revenues from external customers	21,967	8,456	—	30,423
Intersegment revenues	292	—	(292)	—
Interest income	—	—	271	271
Depreciation and amortization	1,582	414	145	2,141
Operating income (loss)	257	944	(2,784)	(1,583)
Capital expenditures	354	533	192	1,079
Total assets	19,220	3,642	6,743	29,605
Year ended December 31, 2000
Gross revenues from external customers	$22,538	$7,737	$—	$30,275
Net revenues from external customers	20,833	7,737	—	28,570
Intersegment revenues	259	—	(259)	—
Interest income	—	—	418	418
Depreciation and amortization	1,662	408	189	2,259
Operating income (loss)	1,195	671	(2,467)	(601)
Capital expenditures	373	273	162	808
Total assets	20,751	3,439	8,080	32,270

     Other

      Other consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for accounts receivable, inventory, goodwill and fixed assets which are presented by segment.

15.	Employee Benefit Plans

Employee Stock Purchase Plan

      The Company’s Employee Stock Purchase Plan (the Purchase Plan) allows eligible employees to acquire shares of common stock of the Company at a discount. Eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. The total number of shares issuable under the plan is 500,000. There were 29,356, 25,344 and 26,686 shares issued under the Purchase Plan during 2002, 2001 and 2000 at a weighted-average price of approximately $1.90, $1.78 and $1.44 per share, respectively.

Employee Stock Option Plans

      The Company’s Amended and Restated 1995 Employee Stock Option Plan (the Employee Plan) permits the granting of options to employees. A total of 1,565,000 shares have been reserved under the Employee Plan. The options are granted at the fair market value of the Company’s common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and vests over a period of three years.

      The Company’s Non-Employee Director Stock Option Plan (the Director Plan) provides for the granting of stock options covering 5,000 shares of common stock to be made automatically on the date of each annual meeting of stockholders to each non-employee director of the Company, so long as shares of common stock remain available under the Director Plan. A total of 250,000 shares have been reserved under the Director Plan. As of December 31, 2002 and 2001, 152,500 and 127,500 options have been granted, respectively. Each outstanding option granted under this plan has a term of 10 years from the date of grant and vests immediately.

      Information with respect to the Plans follows:

	Share Subject	Option	Average
	to Option	Price Range	Exercise Price

Options outstanding at December 31, 1999	800,666	$1.56 - 12.25	$3.14
Granted	610,000	$1.70 - 2.00	$1.87
Forfeitures	(171,632)	$1.82 - 12.25	$2.81
Exercised	(27,600)	$1.75 - 2.13	$1.85

Options outstanding at December 31, 2000	1,211,434	$1.56 - 12.25	$2.56
Granted	260,000	$2.13 - 2.67	$2.33
Forfeitures	(246,034)	$1.82 - 10.75	$3.25
Exercised	(415,700)	$1.56 - 2.67	$2.03

Options outstanding at December 31, 2001	809,700	$1.56 - 12.25	$2.55
Granted	380,000	$2.19 - 2.48	$2.30
Forfeitures	(188,700)	$1.70 - 12.25	$2.29
Exercised	(169,021)	$1.70 - 2.00	$1.87

Options outstanding at December 31, 2002	831,979	$1.56 - 10.75	$2.63

      Shares available for future grants at December 31, 2002 totaled 370,700.

      Information about options outstanding at December 31, 2002 follows:

	Weighted-
	Average		Weighted-
Options	Remaining	Options	Average
Outstanding	Contractual Life	Exercisable	Exercise Price

32,500	41 months	32,500	$10.75
5,000	48 months	5,000	$4.75
6,000	50 months	6,000	$4.13
7,500	58 months	7,500	$3.09
90,000	66 months	90,000	$2.56
1,700	69 months	1,700	$1.56
50,000	82 months	50,000	$2.00
17,700	84 months	17,400	$1.82
10,000	88 months	10,000	$1.75
17,300	89 months	14,600	$1.82
3,267	91 months	3,267	$1.70
1,612	91 months	1,612	$2.00
19,400	91 months	15,000	$1.82
100,000	95 months	69,200	$2.00
15,000	100 months	15,000	$2.67
75,000	102 months	35,700	$2.57
5,000	108 months	1,500	$2.45
10,000	110 months	—	$2.30
15,000	110 months	—	$2.29
25,000	112 months	25,000	$2.48
225,000	112 months	—	$2.33
100,000	117 months	—	$2.19

831,979		400,979	$3.00

      The Company had options exercisable of 492,900 with a weighted-average exercise price of $2.87 and options exercisable of 604,900 with a weighted-average exercise price of $3.17 as of December 31, 2001 and 2000, respectively.

Employee 401(k) Plan

      The Company has a 401(k) plan for all eligible employees and had 329 employees as of December 31, 2002. Employees who are at least age 21 become eligible to participate following the first plan quarter in which they perform at least 250 hours of service. Employees can elect to contribute up to 50% of their eligible compensation to the 401(k) plan subject to Internal Revenue Services limitations. The Company generally matches employee contributions (that do not exceed 6% of the employee’s compensation) at the rate of 50%. The Company may also make additional discretionary contributions. The Company’s matching contributions for the years ended December 31, 2002, 2001 and 2000, totaled approximately $77,000, $93,000 and $70,000, respectively.

16.	Subsequent Event (Unaudited)

      The Board of Directors announced on February 11, 2003, the declaration of a $0.044 per common share dividend payable on April 11, 2003 to shareholders of record on March 31, 2003.

17.	Interim Financial Data (Unaudited)

      The following table presents the results of operations for each of the four quarters in 2002 and 2001. This quarterly information is unaudited, has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in the Company’s quarterly results of operations, including timing of new product introduction, seasonality of demand, any decrease in the demand for craft beers and general economic conditions. As a result, the Company’s results of operations for any quarter are not necessarily indicative of results for any future period.

	2002 Quarters Ended				2001 Quarters Ended

	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31

	(In thousands except per share amounts)
Gross sales	$8,641	$9,871	$10,177	$6,834	$7,622	$8,429	$9,366	$6,578
Less excise taxes	434	463	472	342	443	404	447	278

Net sales	8,207	9,408	9,705	6,492	7,179	8,025	8,919	6,300
Cost of sales	6,255	6,947	7,021	5,136	5,548	6,217	6,220	4,892

Gross margin	1,952	2,461	2,684	1,356	1,631	1,808	2,699	1,408
Selling, general and administrative expenses	2,149	2,135	2,220	2,175	2,338	1,999	2,516	2,275

Operating (loss) income	(197)	326	464	(819)	(707)	(191)	183	(867)
Other income, net	61	137	130	52	79	200	162	101

(Loss) income before income taxes	(136)	463	594	(767)	(628)	9	345	(766)
Benefit (provision) for income taxes	98	—	—	—	(575)	—	—	—

Net (loss) income	$(38)	$463	$594	$(767)	$(1,203)	$9	$345	$(766)
Basic and diluted net (loss) income per share	$(0.00)	$0.06	$0.07	$(0.09)	$(0.15)	$0.00	$0.04	$(0.10)

Weighted average basic shares outstanding	8,292	8,235	8,173	8,112	8,089	8,069	7,920	7,868

Weighted average diluted shares outstanding	8,292	8,294	8,242	8,112	8,089	8,195	8,077	7,868

EXHIBIT INDEX

      The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number, which follows the description of the exhibit, indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

Exhibit
No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of Registrant
3	.2(1)	Form of Amended and Restated Bylaws of Registrant
3.3		Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999. (Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.)
4	.1(1)	Form of Common Stock Certificate
4.4		Directors Compensation Plan (Incorporated by reference to the Registrant’s Form S-8 dated June 26, 2002.)
10	.1(1)	Lease between Harold W. Hill and the Registrant dated April 13, 1994
10	.2(1)	Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994
10	.3(1)	Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995
10	.4(1)	Distribution Agreement between the Registrant and Western Washington Beverage dated August 24, 1995
10	.5(1)	Registrant’s 1995 Employee Stock Option Plan
10	.6(1)	Registrant’s Non-Employee Director Stock Option Plan
10	.7(1)	Form of Non-Qualified Stock Option Agreement
10	.8(1)	Commercial Lease between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust and Pyramid Breweries California, Inc. dated November 1, 1995
10	.9(1)	Assignment, Assumption and Consent Agreement between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid Breweries California, Inc. and Pyramid Breweries Inc. dated November 17, 1995
10.10		Employment Agreement and First Amendment between the Registrant and Martin Kelly (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.)
10.11		Employment Agreement between the Registrant and Gary McGrath (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.)
10.12		Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company, Inc., and the Registrant dated October 26, 2001 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)
10.13		Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)
10.14		Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)
10.15		Stock Purchase Agreement and Promissory Notes between the Company and Martin Kelly (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2001.)
10.16		Commercial Lease between County Supervisors Association of California and Pyramid Breweries, Inc. dated April 15, 2002
10.17		Registrant’s 2003 Employee Stock Purchase Plan
23.1		Consent of Independent Public Accountants
23.2		Notice Regarding Lack of Consent of Arthur Andersen LLP

Exhibit
No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: R. Martin Kelly, President and Chief Executive Officer.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Eric G. Peterson, Vice-President and Chief Financial Officer.
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer.

(1)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).