Form 10-Q
period 2003-03-31
PYRAMID BREWERIES INC
filed 2003-05-15
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  No

     Common stock, par value of $.01 per share: 8,523,167 shares of Common Stock outstanding as of March 31, 2003

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I

Item 1 – FINANCIAL STATEMENTS

PYRAMID BREWERIES INC.

BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$365,835	$595,573
Short term investments	2,100,000	2,750,000
Accounts receivable, net	1,353,279	1,944,393
Inventories	1,770,478	1,589,724
Prepaid expenses and other	548,562	626,740

Total current assets	6,138,154	7,506,430

Long term investments	491,742	491,742
Note receivable related party	90,791	94,239
Fixed assets, net	20,915,987	20,681,508
Goodwill	414,613	414,613
Other assets	98,477	106,023

Total assets	$28,149,764	$29,294,555

CURRENT LIABILITIES:
Accounts payable	$753,408	$951,685
Accrued expenses	1,916,572	1,747,042
Refundable deposits	474,916	506,377
Note payable-current	20,000	20,000
Deferred rent - current	123,672	123,672
Dividends payable	375,019	374,173

Total current liabilities	3,663,587	3,722,949
Note payable, net of current	31,809	30,566
Deferred rent, net of current	974,388	1,005,306

Total liabilities	4,669,784	4,758,821

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,523,167 and 8,503,920 shares issued and outstanding	85,232	85,039
Additional paid-in capital	36,078,239	36,040,268
Note receivable - related party	(778,358)	(781,777)
Deferred stock-based compensation	(44,061)	(46,531)
Accumulated deficit	(11,861,072)	(10,761,265)

Total stockholders’ equity	23,479,980	24,535,734

Total liabilities and stockholders’ equity	$28,149,764	$29,294,555

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Gross sales	$6,976,100	$6,833,879
Less excise taxes	353,025	342,173

Net sales	6,623,075	6,491,706
Cost of sales	5,467,533	5,136,011

Gross margin	1,155,542	1,355,695
Selling, general and administrative expenses	1,922,938	2,175,255

Operating loss	(767,396)	(819,560)
Other income, net	43,864	52,162

Loss before income taxes	(723,532)	(767,398)
Provision for income taxes	(1,256)	—

Net loss	$(724,788)	$(767,398)

Basic and diluted net loss per share	$(0.09)	$(0.09)
Weighted average shares outstanding	8,417,005	8,112,136
Cash dividend declared per share	$0.044	$0.044

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(724,788)	$(767,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	554,392	580,183
Stock-based compensation expense	3,856	33,733
Interest expense	1,243	1,409
(Gain) loss on sales of fixed assets	—	(856)
Deferred rent	(30,918)	(30,918)
Changes in operating assets and liabilities:
Accounts receivable	591,114	(147,421)
Inventories	(180,754)	(257,426)
Prepaid expenses and other	63,103	(177,415)
Accounts payable and accrued expenses	(28,747)	365,756
Refundable deposits	(31,461)	(77,630)

Net cash provided by (used in) operating activities	217,040	(477,983)
INVESTING ACTIVITIES:
Purchases of short-term investments	(1,155,049)	(774,967)
Proceeds from the sale and maturities of short-term investments	1,805,049	1,574,967
Acquisitions of fixed assets	(766,250)	(714,233)
Proceeds from sales of fixed assets	—	7,251

Net cash (used in) provided by investing activities	(116,250)	93,018
FINANCING ACTIVITIES:
Proceeds from the sale of common stock and option exercises	36,778	13,715
Note receivable	6,867	3,448
Cash dividends paid	(374,173)	(365,178)
Cash provided by bank overdraft	—	452,102

Net cash used in financing activities	(330,528)	104,087

Decrease in cash and cash equivalents	(229,738)	(280,878)
Cash and cash equivalents at beginning of period	595,573	425,454

Cash and cash equivalents at end of period	$365,835	$144,576

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington, Berkeley, California and Walnut Creek California and is constructing a fourth alehouse and brewery in Sacramento, California which is expected to open the third quarter of 2003. The Company sells its beer through a network of selected independent distributors and alehouse locations primarily in Washington, Oregon and California under the Pyramid, and to a lesser extent, the Thomas Kemper brand. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of March 31, 2003, the Company’s products were distributed in 32 states and Canada. The Company also operates three restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

     The accompanying condensed financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, included in the Annual Report on Form 10-K.

Stock Based Compensation

     At March 31, 2003, the Company has stock-based compensation plans which are described more fully in Note 15 of the 2002 Annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans) except as described in Note 4. Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company’s net loss and net loss per share for the years ended March 31, 2003 and 2002, would have been as follows:

	Three Months Ended March 31,

	2003	2002

Net income (loss) as reported	$(724,788)	$(767,398)
Add: Stock-based compensation cost as reported	3,856	33,733
Less: Stock-based compensation cost determined under the fair value based method	(52,397)	(72,158)

Net income (loss) pro forma	$(773,329)	$(805,823)
Basic and diluted net income (loss) per share as reported	$(0.09)	$(0.09)
Basic and diluted net income (loss) per share pro forma	$(0.09)	$(0.10)

     The fair value of options granted in the first quarter of 2002 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.13%; expected option lives of seven years; expected volatility of 52%; and expected future dividends. The weighted-average fair value of options granted during the first quarter ended March 31, 2002 was $0.65. There were no options granted in the first quarter of 2003.

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

2.	INVENTORIES:

	March 31,	December 31,
	2003	2002

Raw materials	$943,781	$820,908
Work in process	196,821	162,024
Finished goods	629,876	606,792

	$1,770,478	$1,589,724

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Inventory levels experience fluctuations in carrying levels and values based on seasonality.

3.	FIXED ASSETS:

	March 31,	December 31,
	2003	2002

Brewery and retail equipment	$15,160,147	$15,120,798
Furniture and fixtures	915,985	915,985
Leasehold improvements	15,524,833	15,524,833
Construction in progress	1,293,513	608,608

	32,894,478	32,170,224
Less: accumulated depreciation	(11,978,491)	(11,488,716)

	$20,915,987	$20,681,508

     Construction in progress includes leasehold improvements made to the Sacramento Alehouse which is scheduled to open mid-2003.

4.	NOTE RECEIVABLE RELATED PARTY

     In June 2001, the Company issued a $787,000 full recourse note to the Company’s Chief Executive Officer (CEO) in exchange for the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to the CEO to fund his payment of taxes on the exercise of the options. The notes are due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares were unrestricted, except for being pledged as collateral for the loans, and the remaining 252,300 shares become unrestricted over the next two years. During the quarters ended March 31, 2003 and 2002, the Company recorded $2,470 and $32,000 in compensation expense, respectively, in connection with this equity arrangement, which is included in selling, general and administrative expenses.

5.	ACCRUED EXPENSES

     Accrued expenses consist of the following:

	March 31,	December 31,
	2003	2002

Salaries, wages and related accruals	$793,565	$962,974
Barrel taxes	184,935	117,868
Other accruals	938,072	666,200

	$1,916,572	$1,747,042

6.	OTHER INCOME, NET

     Other Income, net consists of interest income and parking fee income, and other insignificant non-operating income and expenses.

	Three Months Ended March 31,

	2003	2002

Interest income	$24,662	$31,206
Interest expense	(1,243)	(1,409)
Parking income	8,230	11,478
Gain on sale of assets	—	856
Other income (expense)	12,215	10,031

Other income, net	$43,864	$52,162

7.	EARNINGS PER SHARE

     Basic and diluted net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the quarter. The effect of stock options has not been included in the calculation of diluted net loss per share as the effect is antidilutive. Options to purchase approximately 794,200 and 756,900 shares of common stock were outstanding as of March 31, 2003 and 2002, respectively, but were not included in the computation of EPS because their effects are antidilutive.

	Three Months Ended March 31,

	2003	2002

Earnings:
Net loss	$(724,788)	$(767,398)
Shares:
Weighted average shares outstanding	8,517,005	8,294,436
Shares subject to repurchase	(100,000)	(182,300)
Weighted average basic shares outstanding	8,417,005	8,112,136

Basic earnings per share	$(0.09)	$(0.09)

Stock option dilution	—	—

Weighted average diluted shares outstanding	8,417,005	8,112,136

Diluted earnings per share	$(0.09)	$(0.09)

8.	STOCKHOLDERS’ EQUITY

	Common Stock		Additional				Total
			Paid-In	Note	Deferred	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

Balance at December 31, 2002	8,503,920	$85,039	$36,040,268	$(781,777)	$(46,531)	$(10,761,265)	$24,535,734
Net loss	—	—	—	—	—	(724,788)	(724,788)
Shares issued	19,247	193	36,585	—	—	—	36,778
Stock compensation including amortization of stock compensation	—	—	1,386	—	2,470	—	3,856
Note repayment	—	—	—	3,419	—	—	3,419
Dividends declared	—	—	—	—	—	(375,019)	(375,019)

Balance at March 31, 2003	8,523,167	$85,232	$36,078,239	$(778,358)	$(44,061)	$(11,861,072)	$23,479,980

9.	COMMITMENTS AND CONTINGENCIES:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

10.	CASH DIVIDEND:

     The Board of Directors announced on February 11, 2003, the declaration of a $0.044 per common share dividend payable on April 11, 2003 to shareholders of record on March 31, 2003. The Board of Directors also announced, on May 8, 2003, the declaration of a $0.044 per common share dividend payable on July 11, 2003 to shareholders of record on June 30, 2003. The cash dividends declared totaled approximately $375,000 for all common stock outstanding as of each record date.

     Cash dividends declared per common share:

Three Months Ended
March 31,

2003	$0.044
2002	$0.044

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

11.	SEGMENT INFORMATION:

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

     Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total

		(Dollars in thousands)
Quarter ended March 31, 2003
Gross revenues from external customers	$4,622	$2,354	$—	$6,976
Net revenues from external customers	4,269	2,354	—	6,623
Intersegment revenues	73	—	(73)	—
Interest income	—	—	25	25
Depreciation and amortization	388	114	52	554
Operating (loss) income	(58)	116	(825)	(767)
Capital expenditures	248	487	31	766
Total assets	18,546	5,249	4,355	28,150
Quarter ended March 31, 2002
Gross revenues from external customers	$4,983	$1,851	$—	$6,834
Net revenues from external customers	4,641	1,851	—	6,492
Intersegment revenues	64	—	(64)	—
Interest income	—	—	31	31
Depreciation and amortization	437	98	45	580
Operating (loss) income	(146)	85	(759)	(820)
Capital expenditures	75	621	18	714
Total assets	16,041	4,066	8,497	28,604

Other

     Other consists of interest income, general, administrative and marketing expense, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for accounts receivable, inventory, goodwill and fixed assets, which are presented by segment.

     Certain 2002 operating income balances have been reclassified to conform to the 2003 presentation.

12.	NEW ACCOUNTING PRONOUNCEMENTS:

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement is now effective. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

		Three Months Ended March 31,

		% of		% of
	2003	Net Sales	2002	Net Sales

Gross sales	$6,976,100		$6,833,879
Less excise taxes	353,025		342,173

Net sales	6,623,075	100.0	6,491,706	100.0
Cost of sales	5,467,533	82.6	5,136,011	79.1

Gross margin	1,155,542	17.4	1,355,695	20.9
Selling, general and administrative expenses	1,922,938	29.0	2,175,255	33.5

Operating loss	(767,396)	(11.6)	(819,560)	(12.6)
Other income, net	43,864	0.7	52,162	0.8

Loss before income taxes	(723,532)	(10.9)	(767,398)	(11.8)
Benefit for income taxes	(1,256)	(0.0)	—	—

Net loss	$(724,788)	(10.9)	$(767,398)	(11.8)

Basic and diluted net loss per share	$(0.09)		$(0.09)

Weighted average shares outstanding	8,417,005		8,112,136

Operating data (in barrels):
Beer barrels shipped	23,000		23,200
Soda barrels shipped	7,300		9,300

Total barrels shipped	30,300		32,500

Annual production capacity	203,000		200,000

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

     Gross Sales. Gross sales increased 2.1% to $6,976,000 in the first quarter ended March 31, 2003 from $6,834,000 in the same quarter of 2002. Wholesale beverage sales decreased 7.2% to $4,622,000 in the first quarter ended March 31, 2003 from $4,983,000 in the same quarter of 2002. Total beverage barrel shipments decreased 6.8% compared to prior year. Pyramid beer brand shipments increased 0.9% to 22,300 barrels, while Thomas Kemper beer continued its expected decline. Total beer shipments, including Thomas Kemper beer, decreased by 0.9% to 23,000 barrels. Shipments of Thomas Kemper Soda decreased by 21.5% to 7,300 barrels from 9,300 barrels in the same quarter of the prior year. The reduction in soda volume is the result of softening demand for specialty sodas, as measured by Nielsen supermarket data, a reduction in Thomas Kemper Soda promotional activity during the first quarter, and distributor reductions in inventory carrying levels. Alehouse sales increased 27.2%, to $2,354,000 in the first quarter ended March 31, 2003, from $1,851,000 in the same quarter of 2002 due to the addition of the Walnut Creek Alehouse, which opened in May 2002, contributing $628,000 in revenues for the quarter. On a same store basis, alehouse sales decreased $125,000 or 6.8% largely due to decreased patronage at the Berkeley, California Alehouse which has been negatively impacted by the economic conditions of the San Francisco Bay region.

     Excise Taxes. Excise taxes totaled 5.1% and 5.0% of gross sales for the quarters ended March 31, 2003 and 2002, respectively. The increase in excise taxes as a percentage of gross sales was due mainly to a greater portion of beer sales.

     Gross Margin. Gross margin decreased $200,000 to $1,156,000, down 14.7%, and as a percentage of net sales decreased 3.5% to 17.4% in the first quarter ended March 31, 2003. This decrease as a percentage of net sales was due in part to increased alehouse sales as a percentage of the total, which has a lower gross margin than the beverage sales. In addition, the decrease in percentage margin was due to increasing operating costs such as insurance and benefit costs, which have increased 48%, and beverage material price increases of approximately 5.3%. Collectively, these two items reduced gross margins by 3.2%.

			First Quarter Ended March 31,

		% of Div.		% of Div.
Gross Margin	2003	Net Sales	2002	Net Sales	$ Change	% Change

Beverage Operations	$987,000	23.1%	$1,210,000	26.1%	$(223,000)	-18.4%
Alehouse Operations	169,000	7.2%	146,000	7.9%	23,000	15.8%

Total Operations	$1,156,000	17.4%	$1,356,000	20.9%	$(200,000)	-14.7%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 11.6% to $1,923,000 or 29.0% of net sales for the first quarter ended March 31, 2003 from $2,175,000 or 33.5% of net sales for the same quarter of 2002. This decrease as a percentage of net sales was due mainly to the receipt of a Washington State sales and use tax refund in the amount of $99,000 net of expenses, received during the first quarter of 2003.

     Other Income, net. Other income, net was approximately $44,000 and 0.7% of net sales for the first quarter ended March 31, 2003 compared to $52,000 and 0.8% of net sales in the same quarter of 2002. See footnote #6 – Other Income, Net for greater detail.

     Income Taxes. The Company recorded approximately $1,000 of income tax expense in the first quarter related to certain state tax expense. For the most part, however, the Company recorded no income tax for the quarters ended March 31, 2003 and 2002. As of December 31, 2002, the Company had approximately $6.8 million in deferred tax assets arising from deductible temporary differences and tax loss carryforwards. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Loss. The Company reported a net loss of $725,000 for the first quarter ended March 31, 2003 compared to a net loss of $767,000 in the same quarter of 2002.

     Other. In April 2002, the Company announced plans for a new alehouse located in Sacramento, California. The 295 seat restaurant and brewery will occupy approximately 9,500 square feet on the first floor of a historical building. As of March 31, 2003 approximately $875,000 has been spent on the build-out of the new alehouse location.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $2,466,000 of cash, cash equivalents and short-term investments at March 31, 2003 compared to $3,346,000 at December 2002. At March 31, 2003, the Company had working capital of $2,475,000 compared to $3,783,000 at December 31, 2002. The $1,308,000 decrease in working capital is a result of the capital spending related to the build-out costs of the Sacramento Alehouse, reflected in an approximate $880,000 decrease in cash and short-term investments, and a $591,000 decrease in accounts receivable, offset by other various current asset and liability changes.

     Net cash provided by operating activities during the first quarter ended March 31, 2003 was approximately $217,000 compared to net cash used in operating activities of $478,000 for the same period of the prior year. The net cash provided by operating activities was due primarily to the decrease in accounts receivable resulting from the reduction in trade sales and related receivables between the fourth quarter of 2002 and the first quarter of 2003 and the Washington State sales and use tax refund in the amount of $99,000 net of expenses, received during the first quarter of 2003. Net cash used in investing activities for the quarter ended March 31, 2003 was $116,000 compared to net cash provided by investing activities of $93,000 for the same period of the prior year. The cash used in investing activities in 2003 included approximately $468,000 used to build-out the new Sacramento Alehouse which is scheduled to open in mid-2003. The cash used in investing activities in 2002 included approximately $621,000 used to build-out the new Walnut Creek Alehouse which opened in May 2002.

     At March 31, 2003, the Company’s commitment to make future payments under contractual obligations was as follows:

		Less Than			More Than
	Total	1 Year	1 - 3 years	3 - 5 years	5 years

Operating leases	$9,771,800	$1,017,585	$2,256,202	$2,197,675	$4,300,338
Note payable (1)	60,000	20,000	40,000	—	—

(1)	- The amounts are payments as stated in the non-interest bearing note. The note payable was recorded using a 10% discount rate on the balance sheet.

     On December 15, 1999, the Company announced its first regular quarterly cash dividend and has declared and paid a quarterly cash dividend each consecutive quarter since the initial declaration. During the quarter ended March 31, 2003 the Company declared per share dividends of $0.044 and paid out $374,000 in cash dividends. Although the Company has declared and paid a dividend every quarter since the fourth quarter of 1999, continued future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

     On December 15, 1999, the Company also announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of March 31, 2003, the Company has purchased a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. During the quarter ended March 31, 2003, the Company did not purchase any shares.

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

     Long-Lived Assets Impairment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company’s evaluation is based on an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less the estimated costs to sell. Long-lived assets are written down to their estimated net fair value calculated using a discounted future cash flow analysis in the event of an impairment. Effective in the fiscal year 2002, the Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If circumstances related to the Company’s long-lived assets change, the Company’s valuation of the long-lived assets could materially change.

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

     RISK FACTORS AND FORWARD LOOKING STATEMENTS

     The Company does not provide forecasts of future financial performance. However, this report contains forward looking statements: discussions of a number of matters and subject areas that are not historical or current facts but that address potential future circumstances, operations, and prospects. These forward-looking statements are subject to the “safe harbor” created by Section 21E of the Securities Exchange Act of 1934, are qualified by the inherent risks and uncertainties surrounding future expectations generally and may differ materially from the Company’s actual future experience as a result of such factors as: the effects of increased competition from regional craft brewers and major breweries, the Company’s ability to gain and continue access to the markets through independent distributors and chain stores, the effects of governmental regulation and the Company’s ability to obtain and maintain necessary permits, licenses and approvals, the Company’s ability to maintain or increase the price of its products without decreasing demand and the Company’s ability to maintain or increase operating margins which may decline as a result of lower sales volumes or selling prices and increased production, transportation and promotions costs. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty. Additional information concerning those and other factors is contained in the Company’s Securities and Exchange Commission filings including its Form 10-K for the year ended December 31, 2002.

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

ITEM 4.  Controls and Procedures

Procedures

     Evaluation of disclosure controls and procedure

     The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None filed during the quarter ended March 31, 2003.

Items 1, 2, 3, 4 and 5 of PART II are not applicable and have been omitted

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on May 15, 2003.

PYRAMID BREWERIES INC.

	By:	/s/ R. MARTIN KELLY

R. Martin Kelly, President and Chief Executive Officer

	By:	/s/ ERIC G. PETERSON

Eric G. Peterson, Vice-President and Chief Financial Officer

	By:	/s/ JASON W. REES

Jason W. Rees, Controller and Chief Accounting Officer

DATE: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Jason W. Rees Jason W. Rees Controller and Chief Accounting Officer