Form 10-Q
period 2003-06-30
PYRAMID BREWERIES INC
filed 2003-08-14
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     Common stock, par value of $.01 per share: 8,551,707 shares of Common Stock outstanding as of June 30, 2003

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I

Item 1 — FINANCIAL STATEMENTS

PYRAMID BREWERIES INC.

BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$1,135,000	$596,000
Short term investments	850,000	2,750,000
Accounts receivable, net	2,564,000	1,944,000
Inventories	1,550,000	1,590,000
Prepaid expenses and other	363,000	626,000

Total current assets	6,462,000	7,506,000

Long term investments	492,000	492,000
Note receivable related party	88,000	94,000
Fixed assets, net	21,999,000	20,682,000
Goodwill	415,000	415,000
Other assets	93,000	106,000

Total assets	$29,549,000	$29,295,000

CURRENT LIABILITIES:
Accounts payable	$1,008,000	$952,000
Accrued expenses	2,063,000	1,747,000
Refundable deposits	502,000	506,000
Note payable — current	20,000	20,000
Deferred rent — current	199,000	124,000
Dividends payable	376,000	374,000

Total current liabilities	4,168,000	3,723,000
Note payable, net of current	33,000	31,000
Deferred rent, net of current	1,668,000	1,005,000

Total liabilities	5,869,000	4,759,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,552,000 and 8,504,000 shares issued and outstanding	86,000	85,000
Additional paid-in capital	36,220,000	36,041,000
Note receivable — related party	(772,000)	(782,000)
Deferred stock-based compensation	(61,000)	(47,000)
Accumulated deficit	(11,793,000)	(10,761,000)

Total stockholders’ equity	23,680,000	24,536,000

Total liabilities and stockholders’ equity	$29,549,000	$29,295,000

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Gross sales	$9,882,000	$10,177,000	$16,858,000	$17,011,000
Less excise taxes	481,000	472,000	833,000	814,000

Net sales	9,401,000	9,705,000	16,025,000	16,197,000
Cost of sales	6,901,000	7,021,000	12,369,000	12,158,000

Gross margin	2,500,000	2,684,000	3,656,000	4,039,000
Selling, general and administrative expenses	2,160,000	2,220,000	4,083,000	4,395,000

Operating income (loss)	340,000	464,000	(427,000)	(356,000)
Other income, net	106,000	130,000	150,000	182,000

Income (loss) before income taxes	446,000	594,000	(277,000)	(174,000)
Provision for income taxes	(1,000)	—	(3,000)	—

Net income (loss)	$445,000	$594,000	$(280,000)	$(174,000)

Basic and diluted net income (loss) per share	$0.05	$0.07	$(0.03)	$(0.02)
Weighted average basic shares outstanding	8,443,000	8,173,000	8,430,000	8,143,000
Weighted average diluted shares outstanding	8,665,000	8,242,000	8,430,000	8,143,000
Cash dividend declared per share	$0.044	$0.044	$0.088	$0.088

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(280,000)	$(174,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,111,000	1,108,000
Stock-based compensation expense	63,000	46,000
Interest expense	2,000	3,000
(Gain) loss on sales of fixed assets	1,000	—
Deferred rent	738,000	(62,000)
Changes in operating assets and liabilities:
Accounts receivable	(620,000)	(892,000)
Inventories	40,000	33,000
Prepaid expenses and other	244,000	4,000
Accounts payable and accrued expenses	372,000	988,000
Refundable deposits	6,000	(80,000)

Net cash provided by operating activities	1,677,000	974,000
INVESTING ACTIVITIES:
Purchases of short-term investments	(2,455,000)	(873,000)
Proceeds from the sale and maturities of short-term investments	4,355,000	2,373,000
Acquisitions of fixed assets	(2,407,000)	(1,381,000)
Proceeds from sales of fixed assets	—	11,000

Net cash (used in) provided by investing activities	(507,000)	130,000
FINANCING ACTIVITIES:
Proceeds from the sale of common stock and option exercises	103,000	162,000
Note receivable	16,000	6,000
Cash dividends paid	(750,000)	(731,000)

Net cash used in financing activities	(631,000)	(563,000)

Increase in cash and cash equivalents	539,000	541,000
Cash and cash equivalents at beginning of period	596,000	425,000

Cash and cash equivalents at end of period	$1,135,000	$966,000

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington, Berkeley, California and Walnut Creek California and recently constructed a fourth alehouse and brewery in Sacramento, California which opened July 3, 2003. The Company sells its beer through a network of selected independent distributors and alehouse locations primarily in Washington, Oregon and California under the Pyramid and, to a lesser extent, the Thomas Kemper brand. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of June 30, 2003, the Company’s products were distributed in 32 states and Canada. The Company also operates four restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

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

Stock Based Compensation

     At June 30, 2003, the Company has stock-based compensation plans which are described more fully in Note 15 of the 2002 Annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans) except as described in Note 4. Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company’s net income (loss) and net income (loss) per share for the periods ended June 30, 2003 and 2002, would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$445,000	$594,000	$(280,000)	$(174,000)
Add: Stock-based compensation cost as reported	59,000	12,000	63,000	46,000
Less: Stock-based compensation cost determined under the fair value based method	(73,000)	(76,000)	(125,000)	(148,000)

Net income (loss) pro forma	$431,000	$530,000	$(342,000)	$(276,000)
Basic and diluted net income (loss) per share as reported	$0.05	$0.07	$(0.03)	$(0.02)
Basic and diluted net income (loss) per share pro forma	$0.05	$0.06	$(0.04)	$(0.03)

     The fair value of options granted in the second quarter ended June 30, 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.98%; expected option lives of seven years; expected volatility of 51%; and expected future dividends of 5.5%. The fair value of options granted in the second quarter ended June 30, 2002 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.09%; expected option lives of seven years; expected volatility of 51%; and expected future dividends of 7.5%.

     The fair value of options granted in the six month period ended June 30, 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.98% to 5.13%; expected option lives of seven years; expected volatility of 51% to 52%; and expected future dividends.

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

2.	INVENTORIES:

	June 30,	December 31,
	2003	2002

Raw materials	$762,000	$821,000
Work in process	200,000	162,000
Finished goods	588,000	607,000

	$1,550,000	$1,590,000

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Inventory levels experience fluctuations in carrying levels and values based on seasonality.

3.	FIXED ASSETS:

	June 30,	December 31,
	2003	2002

Brewery and retail equipment	$15,373,000	$15,120,000
Furniture and fixtures	894,000	916,000
Leasehold improvements	15,535,000	15,525,000
Construction in progress	2,650,000	609,000

	34,452,000	32,170,000
Less: accumulated depreciation	(12,453,000)	(11,488,000)

	$21,999,000	$20,682,000

     Construction in progress includes leasehold improvements made to the Sacramento Alehouse which opened July-2003.

4.	NOTE RECEIVABLE RELATED PARTY

     In June 2001, the Company issued a $787,000 full recourse note to the Company’s Chief Executive Officer (CEO) in exchange for the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to the CEO to fund his payment of taxes on the exercise of the options. The notes are due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares were unrestricted, except for being pledged as collateral for the loans, and the remaining 252,300 shares become unrestricted over the next two years. During the quarter and six month periods ended June 30, 2003, the Company recorded $57,000 and $61,000 in compensation expense, respectively, in connection with this equity arrangement, which is included in selling, general and administrative expenses.

5.	ACCRUED EXPENSES

     Accrued expenses consist of the following:

	June 30,	December 31,
	2003	2002

Salaries, wages and related accruals	$642,000	$963,000
Barrel taxes	386,000	118,000
Other accruals	1,035,000	666,000

	$2,063,000	$1,747,000

6.	OTHER INCOME, NET

     Other income, net consists of interest income and parking fee income, and other insignificant non-operating income and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest income	$13,000	$24,000	$37,000	$55,000
Interest expense	(1,000)	(2,000)	(2,000)	(4,000)
Parking income	83,000	96,000	92,000	109,000
Loss on sale of assets	(1,000)	(1,000)	(1,000)	—
Other income (expense)	12,000	13,000	24,000	22,000

Other income, net	$106,000	$130,000	$150,000	$182,000

7.	EARNINGS PER SHARE

     Basic earnings (loss) per share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, excluding shares subject to repurchase. Diluted earnings per share was computed by dividing net income by the weighted average number of common shares of common stock outstanding plus additional common shares that would be outstanding from in-the-money stock options upon application of the treasury stock method. The effect of stock options has not been included in the calculation of diluted net loss per share as the effect is antidilutive. Options to purchase approximately 183,000 and 263,000 shares of common stock were outstanding as of June 30, 2003 and 2002, respectively, but were not included in the computation of EPS because their effects are antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Earnings:
Net income (loss)	$445,000	$594,000	$(280,000)	$(174,000)
Shares:
Weighted average shares outstanding	8,543,000	8,345,000	8,530,000	8,315,000
Shares subject to repurchase	(100,000)	(172,000)	(100,000)	(172,000)
Weighted average basic shares outstanding	8,443,000	8,173,000	8,430,000	8,143,000

Basic earnings per share	$0.05	$0.07	$(0.03)	$(0.02)

Stock option dilution	222,000	69,000	—	—

Weighted average diluted shares outstanding	8,665,000	8,242,000	8,430,000	8,143,000

Diluted earnings per share	$0.05	$0.07	$(0.03)	$(0.02)

8.	STOCKHOLDERS’ EQUITY

	Common Stock		Additional				Total
			Paid-In	Note	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

Balance at December 31, 2002	8,504,000	85,000	$36,041,000	$(782,000)	$(47,000)	$(10,761,000)	$24,536,000
Net loss	—	—	—	—	—	(280,000)	(280,000)
Shares issued	48,000	1,000	102,000	—	—	—	103,000
Stock compensation including amortization of stock compensation	—	—	77,000	—	(14,000)	—	63,000
Note repayment	—	—	—	10,000	—	—	10,000
Dividends declared	—	—	—	—	—	(752,000)	(752,000)

Balance at June 30, 2003	8,552,000	86,000	$36,220,000	$(772,000)	$(61,000)	$(11,793,000)	$23,680,000

9.	COMMITMENTS AND CONTINGENCIES:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

10.	CASH DIVIDEND:

     The Board of Directors announced on May 8, 2003, the declaration of a $0.044 per common share dividend payable on July 11, 2003 to shareholders of record on June 30, 2003. The Board of Directors also announced, on August 8, 2003, the declaration of a $0.044 per common share dividend payable on October 10, 2003 to shareholders of record on September 30, 2003. The cash dividends declared totaled approximately $375,000 for all common stock outstanding as of each record date.

     Cash dividends declared per common share:

	Three Months Ended	Six Months Ended
	June 30,	June 30,

2003	$0.044	$0.088
2002	$0.044	$0.088

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

     The Company follows the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” and reports segment information in the same format as reviewed by the Company’s management (the Management Approach), which is organized around differences in products and services.

     Products and Services

     The Company’s reportable segments include beverage operations and alehouses. Beverage operations include the production and sale of Pyramid ales and lagers, Thomas Kemper beers and Thomas Kemper Soda Company products. The alehouse segment consists of full-service alehouses, which market and sell the full line of the Company’s beer and soda products as well as food and certain merchandise.

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

     Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total

	(Dollars in thousands)
Quarter ended June 30, 2003:
Gross revenues from external customers	$6,981	$2,901	$—	$9,882
Net revenues from external customers	6,500	2,901	—	9,401
Intersegment revenues	107	—	(107)	—
Interest income	—	—	13	13
Depreciation and amortization	386	122	49	557
Operating (loss) income	1,171	291	(1,122)	340
Capital expenditures	141	1,440	60	1,641
Total assets	19,251	6,596	3,702	29,549
Quarter ended June 30, 2002:
Gross revenues from external customers	$7,256	$2,921	$—	$10,177
Net revenues from external customers	6,784	2,921	—	9,705
Intersegment revenues	107	—	(107)	—
Interest income	—	—	24	24
Depreciation and amortization	383	109	48	540
Operating (loss) income	819	333	(688)	464
Capital expenditures	76	515	129	720
Total assets	15,775	4,401	9,574	29,750
Six months ended June 30, 2003:
Gross revenues from external customers	$11,604	$5,254	$—	$16,858
Net revenues from external customers	10,771	5,254	—	16,025
Intersegment revenues	180	—	(180)	—
Interest income	—	—	37	37
Depreciation and amortization	774	236	101	1,111
Operating (loss) income	1,113	407	(1,947)	(427)
Capital expenditures	389	1,939	79	2,407
Total assets	19,251	6,596	3,702	29,549
Six months ended June 30, 2002:
Gross revenues from external customers	$12,238	$4,773	$—	$17,011
Net revenues from external customers	11,424	4,773	—	16,197
Intersegment revenues	171	—	(171)	—
Interest income	—	—	55	55
Depreciation and amortization	818	207	83	1,108
Operating (loss) income	673	418	(1,447)	(356)
Capital expenditures	151	1,083	147	1,381
Total assets	15,775	4,401	9,574	29,750

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

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement is now effective. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

	Three Months Ended June 30,

		% of		% of
	2003	Net Sales	2002	Net Sales

Gross sales	$9,882,000		$10,177,000
Less excise taxes	481,000		472,000

Net sales	9,401,000	100.0	9,705,000	100.0
Cost of sales	6,901,000	73.4	7,021,000	72.3

Gross margin	2,500,000	26.6	2,684,000	27.7
Selling, general and administrative expenses	2,160,000	23.0	2,220,000	22.9

Operating loss	340,000	3.6	464,000	4.8
Other income, net	106,000	1.1	130,000	1.3

Loss before income taxes	446,000	4.7	594,000	6.1
Benefit for income taxes	(1,000)	(0.0)	—	—

Net income	$445,000	4.7	$594,000	6.1

Basic and diluted net income per share	$0.05		$0.07

Weighted average shares outstanding	8,443,000		8,173,000

Operating data (in barrels):
Beer barrels shipped	32,000		32,000
Soda barrels shipped	14,000		15,000

Total barrels shipped	46,000		47,000

Annual production capacity	203,000		200,000

	Six Months Ended June 30,

		% of		% of
	2003	Net Sales	2002	Net Sales

Gross sales	$16,858,000		$17,011,000
Less excise taxes	833,000		814,000

Net sales	16,025,000	100.0	16,197,000	100.0
Cost of sales	12,369,000	77.2	12,158,000	75.1

Gross margin	3,656,000	22.8	4,039,000	24.9
Selling, general and administrative expenses	4,083,000	25.5	4,395,000	27.1

Operating loss	(427,000)	(2.7)	(356,000)	(2.2)
Other income, net	150,000	0.9	182,000	1.1

Loss before income taxes	(277,000)	(1.8)	(174,000)	(1.1)
Benefit for income taxes	(3,000)	(0.0)	—	—

Net loss	$(280,000)	(1.8)	$(174,000)	(1.1)

Basic and diluted net loss per share	$(0.03)		$(0.02)

Weighted average shares outstanding	8,430,000		8,143,000

Operating data (in barrels):
Beer barrels shipped	55,000		55,000
Soda barrels shipped	21,000		24,000

Total barrels shipped	76,000		79,000

Annual production capacity	203,000		200,000

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

     Gross Sales. Gross sales decreased 2.9% to $9,882,000 in the second quarter ended June 30, 2003 from $10,177,000 in the same quarter of 2002. Wholesale beverage sales decreased 3.8% to $6,982,000 in the second quarter ended June 30, 2003 from $7,256,000 in the same quarter of 2002. Total beverage barrel shipments decreased 2.1% compared to prior year. Pyramid beer brand shipments increased 1.2% to 31,000 barrels, while Thomas Kemper beer continued its planned decline. Total beer shipments, including Thomas Kemper beer, increased by 1.0% to 32,000 barrels. Shipments of Thomas Kemper Soda decreased by 10.1% to 14,000 barrels from 15,000 barrels in the same quarter of the prior year. The reduction in soda volume is the result of softening demand for specialty sodas, as measured by Nielsen supermarket data, specifically in the Northwest which is the Company’s largest market. Alehouse sales decreased 0.7%, to $2,900,000 in the second quarter ended June 30, 2003, from $2,921,000 in the same quarter of 2002. Excluding the Walnut Creek Alehouse, which opened in May 2002, the same store alehouse sales decreased $121,000 or 5.2% largely due to lower traffic at the Berkeley, California and Seattle Washington Alehouse locations.

     Excise Taxes. Excise taxes totaled 4.8% and 4.6% of gross sales for the quarters ended June 30, 2003 and 2002, respectively. The increase in excise taxes as a percentage of gross sales was due mainly to a greater portion of beer sales, resulting from the decrease in soda sales which do not bear excise tax.

     Gross Margin. Gross margin decreased $184,000 to $2,500,000, down 6.9% in the second quarter ended June 30, 2003. This decrease as a percentage of net sales was due in part to (1) lower net selling prices, higher material costs and lower volumes on the beverage side of the business, (2) increased insurance and benefit costs and (3) $89,000 of pre-opening costs for the Sacramento Alehouse.

	Three Months Ended June 30,

		% of Div.		% of Div.
	2003	Net Sales	2002	Net Sales	$ Change	% Change

Gross Margin
Beverage Division	$2,167,000	33.3%	$2,310,000	34.0%	$(143,000)	-6.2%
Alehouse Division	333,000	11.5%	374,000	12.8%	(41,000)	-11.0%

Total	$2,500,000	26.6%	$2,684,000	27.7%	$(184,000)	-6.9%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2.7% to $2,160,000 or 23.0% of net sales for the second quarter ended June 30, 2003 from $2,220,000 or 22.9% of net sales for the same quarter of 2002.

     Other Income, net. Other income, net was approximately $106,000 and 1.1% of net sales for the second quarter ended June 30, 2003 compared to $130,000 and 1.3% of net sales in the same quarter of 2002. See footnote #6 – Other Income, Net for greater detail.

     Income Taxes. The Company recorded approximately $1,000 of income tax expense in the second quarter related to certain state tax expense. For the most part, however, the Company recorded no income tax for the quarters ended June 30, 2003 and 2002.

     Net Income. The Company reported a net income of $445,000 for the second quarter ended June 30, 2003 compared to a net income of $594,000 in the same quarter of 2002.

     Other. The Sacramento Alehouse opened its doors to the public on July 3, 2003. The 295 seat restaurant and brewery will occupy approximately 9,500 square feet on the first floor of a historical building. As of June 30, 2003 approximately $2,124,000 has been spent on the build-out of the new alehouse location.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Gross Sales. Gross sales decreased 0.9% to $16,858,000 for the six month period ended June 30, 2003 from $17,011,000 in the same period of 2002. Wholesale beverage sales decreased 5.2% to $11,604,000 for the six month period ended June 30, 2003 from $12,238,000 in the same period of 2002. Total beverage barrel shipments decreased 4.3% compared to prior year. Pyramid beer brand shipments increased 1.0% to 53,000 barrels, while Thomas Kemper beer declined 19.7% to 1,700 barrels. Shipments of Thomas Kemper Soda decreased by 14.6% to 21,000 barrels from 24,000 barrels in the same six month period of the prior year. Alehouse sales increased 10.1%, to $5,254,000 in the six month period ended June 30, 2003, from $4,773,000 in the same period of 2002. The increase was driven by the Walnut Creek Alehouse, open in May 2002, contributing $1,335,000 in sales. Excluding the Walnut Creek Alehouse, which opened in May 2002, the same store alehouse sales decreased $246,000 or 5.9% largely due to lower traffic at the Berkeley, California and Seattle Washington Alehouse locations.

     Excise Taxes. Excise taxes totaled 4.9% and 4.7% of gross sales for the six month periods ended June 30, 2003 and 2002, respectively. The increase in excise taxes as a percentage of gross sales was due mainly to a greater portion of beer sales, resulting from the decrease in soda sales which do not bear excise tax.

     Gross Margin. Gross margin decreased $384,000 to $3,656,000, down 9.5% for the six month period ended June 30, 2003.

	Six Months Ended June 30,

		% of Div.		% of Div.
	2003	Net Sales	2002	Net Sales	$ Change	% Change

Gross Margin
Beverage Operations	$3,154,000	29.3%	$3,520,000	30.8%	$(366,000)	-10.4%
Alehouse Operations	502,000	9.6%	519,000	10.8%	(17,000)	-3.3%

Total Operations	$3,656,000	22.8%	$4,039,000	24.9%	$(383,000)	-9.5%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 7.5% to $4,083,000 or 25.5% of net sales for the six month period ended June 30, 2003 from $4,395,000 or 27.1% of net sales for the same period of 2002.

     Other Income, net. Other income, net was approximately $150,000 and 0.9% of net sales for the six month period ended June 30, 2003 compared to $182,000 and 1.1% of net sales in the same period of 2002. See footnote #6 – Other Income, Net for greater detail.

     Income Taxes. The Company recorded approximately $3,000 of income tax expense in the six month period ended June 30, 2003 related to certain state tax expense. For the most part, however, the Company recorded no income tax for the periods ended June 30, 2003 and 2002. As of December 31, 2002, the Company had approximately $6.8 million in deferred tax assets arising from deductible temporary differences and tax loss carryforwards. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Loss. The Company reported a net loss of $280,000 for the six month period ended June 30, 2003 compared to a net loss of $174,000 in the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $1,985,000 of cash, cash equivalents and short-term investments at June 30, 2003 compared to $3,346,000 at December 2002. At June 30, 2003, the Company had working capital of $2,294,000 compared to $3,783,000 at December 31, 2002. The $1,489,000 decrease in working capital is a result of the capital spending related to the build-out costs of the Sacramento Alehouse, reflected in an approximate $1,361,000 decrease in cash and short-term investments, and a $620,000 increase in accounts receivable, offset by other various current asset and liability changes.

     Net cash provided by operating activities during the six month period ended June 30, 2003 was approximately $1,677,000 compared to $974,000 for the same period of the prior year. The increase in net cash provided by operating activities was due primarily to a tenant improvement credit of $800,000 paid to Pyramid Breweries Inc. by the landlord of the Sacramento Alehouse. The $800,000 cash receipt was recorded as a deferred rent liability and will be amortized over the life of the lease.

     Net cash used in investing activities for the six month period ended June 30, 2003 was $507,000 compared to net cash provided by investing activities of $130,000 for the same period of the prior year. The cash used in investing activities in 2003 included approximately $1,752,000 used to build-out the new Sacramento Alehouse which opened in July 2003. The capital expenditures were offset by the sale of $1,900,000 of short-term investments. Short-term investment sales of $1,500,000 were made during the same six month period of 2002.

     At June 30, 2003, the Company’s commitment to make future payments under contractual obligations was as follows:

More Than
	Total	Within Year	1 - 3 years	3 - 5 years	5 years

Operating leases Note payable (1)	$9,567,000 60,000	$688,000 20,000	$2,271,000 40,000	$2,217,000 —	$4,391,000 —

(1)	- The amounts are payments as stated in the non-interest bearing note. The note payable was recorded using a 10% discount rate on the balance sheet.

     On December 15, 1999, the Company announced its first regular quarterly cash dividend and has declared and paid a quarterly cash dividend each consecutive quarter since the initial declaration. During the quarter ended June 30, 2003 the Company declared per share dividends of $0.044 and paid out $375,000 in cash dividends. Although the Company has declared and paid a dividend every quarter since the fourth quarter of 1999, continued future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

     On December 15, 1999, the Company also announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of June 30, 2003, the Company has purchased a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. During the six month period ended June 30, 2003, the Company did not purchase any shares.

     Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Planned projects include the Sacramento Alehouse development which opened in July of 2003 and the upgrading of brewing equipment and alehouse facilities in the Seattle and Berkeley locations. The Company estimates that total Alehouse development costs to be incurred in 2003 will be approximately $2,200,000 before any tenant improvement credits. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash balances, together with cash from operations, will be sufficient for the Company’s working capital needs.

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

ITEM 4. Controls and Procedures

Procedures

     Evaluation of disclosure controls and procedure

     The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls

     There were no changes in the Company’s internal control over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual shareholder meeting was held on May 7, 2003. The following proposals were voted upon by the shareholders with results as follows:

Proposal 1: Elect two member of the Board of Directors for three year terms
Proposal 2: To approve the 2003 Employee Stock Purchase Plan and the reservation of 500,000 shares of Common Stock
Proposal 3: To approve a Directors Compensation Plan and the reservation of 125,000 shares of Common Stock
Proposal 4: To approve an amendment to the Amended and Restated 1995 Employee Stock Option Plan
Proposal 5: To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending 2003.

	Votes

	For	Against	Abstain

Nancy Mootz	7,898,759	—	347,131
Scott Svenson	7,898,759	—	347,131
Proposal 2	3,343,307	65,885	1,955
Proposal 3	3,264,709	141,030	8,408
Proposal 4	2,919,272	467,745	27,130
Proposal 5	8,320,127	9,630	7,133

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

     The following exhibits are filed as part of this report.

3.1*	Amended and Restated Articles of Incorporation

3.2*	Amended and Restated Bylaws

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: R. Martin Kelly, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Eric G. Peterson, Vice-President and Chief Financial Officer

31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: R. Martin Kelly, President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Eric G. Peterson, Vice-President and Chief Financial Officer

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

*	Incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-1 (File No. 33-97834).

(B)	REPORTS ON FORM 8-K

     A report on Form 8-K was filed during the quarter ended June 30, 2003 on May 1, 2003.

Items 1, 2, 3 and 5 of PART II are not applicable and have been omitted

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on August 14, 2003.

PYRAMID BREWERIES INC.

	By:	/s/ R. MARTIN KELLY

R. Martin Kelly, President and Chief Executive Officer

	By:	/s/ ERIC G. PETERSON

Eric G. Peterson, Vice-President and Chief Financial Officer

	By:	/s/ JASON W. REES

Jason W. Rees, Controller and Chief Accounting Officer

DATE: August 14, 2003