Form 10-Q
period 2003-09-30
PYRAMID BREWERIES INC
filed 2003-11-14
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

     Common stock, par value of $.01 per share: 8,558,073 shares of Common Stock outstanding as of September 30, 2003

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Balance Sheets September 30, 2003 and December 31, 2002	3
	Statements of Operations Three Month and Nine Month Periods Ended September 30, 2003 and 2002	4
	Statements of Cash Flows Nine Month Periods Ended September 30, 2003 and 2002	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	15
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16
	SIGNATURE	17

PART I

Item 1 — FINANCIAL STATEMENTS

PYRAMID BREWERIES INC.

BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$1,353,000	$596,000
Short term investments	1,042,000	2,750,000
Accounts receivable, net	1,927,000	1,944,000
Inventories	1,810,000	1,590,000
Prepaid expenses and other	777,000	626,000

Total current assets	6,909,000	7,506,000

Long term investments	300,000	492,000
Note receivable related party	84,000	94,000
Fixed assets, net	22,003,000	20,682,000
Goodwill	415,000	415,000
Other assets	86,000	106,000

Total assets	$29,797,000	$29,295,000

CURRENT LIABILITIES:
Accounts payable	$1,604,000	$952,000
Accrued expenses	2,093,000	1,747,000
Refundable deposits	511,000	506,000
Note payable-current	20,000	20,000
Deferred rent - current	199,000	124,000
Dividends payable	376,000	374,000

Total current liabilities	4,803,000	3,723,000
Note payable, net of current	34,000	31,000
Deferred rent, net of current	1,619,000	1,005,000

Total liabilities	6,456,000	4,759,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,558,000 and 8,504,000 shares issued and outstanding	86,000	85,000
Additional paid-in capital	36,182,000	36,041,000
Note receivable - related party	(770,000)	(782,000)
Deferred stock-based compensation	(32,000)	(47,000)
Accumulated deficit	(12,125,000)	(10,761,000)

Total stockholders’ equity	23,341,000	24,536,000

Total liabilities and stockholders’ equity	$29,797,000	$29,295,000

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Gross sales	$10,765,000	$9,871,000	$27,624,000	$26,882,000
Less excise taxes	493,000	463,000	1,327,000	1,277,000

Net sales	10,272,000	9,408,000	26,297,000	25,605,000
Cost of sales	8,082,000	6,947,000	20,451,000	19,105,000

Gross margin	2,190,000	2,461,000	5,846,000	6,500,000
Selling, general and administrative expenses	2,264,000	2,135,000	6,348,000	6,529,000

Operating income (loss)	(74,000)	326,000	(502,000)	(29,000)
Other income, net	118,000	137,000	268,000	318,000

Income (loss) before income taxes	44,000	463,000	(234,000)	289,000
Provision for income taxes	—	—	(2,000)	—

Net income (loss)	$44,000	$463,000	$(236,000)	$289,000

Basic and diluted net income (loss) per share	$0.01	$0.06	$(0.03)	$0.04
Weighted average basic shares outstanding	8,456,000	8,235,000	8,439,000	8,173,000
Weighted average diluted shares outstanding	8,655,000	8,294,000	8,439,000	8,234,000
Cash dividend declared per share	$0.044	$0.044	$0.132	$0.132

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$(236,000)	$289,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,767,000	1,650,000
Stock-based compensation expense	40,000	50,000
Interest expense	3,000	6,000
Loss on sales of fixed assets	1,000	—
Deferred rent	689,000	(93,000)
Changes in operating assets and liabilities:
Accounts receivable	17,000	(197,000)
Inventories	(220,000)	(377,000)
Prepaid expenses and other	(148,000)	(191,000)
Accounts payable and accrued expenses	998,000	972,000
Refundable deposits	15,000	(18,000)

Net cash provided by operating activities	2,926,000	2,091,000
INVESTING ACTIVITIES:
Purchases of short-term investments	(2,455,000)	(2,573,000)
Proceeds from the sale and maturities of short-term investments	4,355,000	3,823,000
Acquisitions of fixed assets	(3,082,000)	(1,694,000)
Proceeds from sales of fixed assets	—	11,000

Net cash used in investing activities	(1,182,000)	(433,000)
FINANCING ACTIVITIES:
Proceeds from the sale of common stock and option exercises	117,000	177,000
Note receivable	22,000	11,000
Cash dividends paid	(1,126,000)	(1,099,000)

Net cash used in financing activities	(987,000)	(911,000)

Increase in cash and cash equivalents	757,000	747,000
Cash and cash equivalents at beginning of period	596,000	425,000

Cash and cash equivalents at end of period	$1,353,000	$1,172,000

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington, Berkeley, California, Walnut Creek, California and recently constructed a fourth alehouse and brewery in Sacramento, California which opened July 3, 2003. The Company sells its beer through a network of selected independent distributors and alehouse locations primarily in Washington, Oregon and California under the Pyramid brand and, to a lesser extent, the Thomas Kemper brand. Pyramid also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of September 30, 2003, the Company’s products were distributed in 32 states and Canada. The Company also operates four restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

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

Stock Based Compensation

     At September 30, 2003, the Company has stock-based compensation plans which are described more fully in Note 15 of the 2002 Annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans) except as described in Note 4. Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company’s net income (loss) and net income (loss) per share for the periods ended September 30, 2003 and 2002, would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$44,000	$463,000	$(236,000)	$289,000
Add: Stock-based compensation cost as reported	(24,000)	4,000	40,000	50,000
Less: Stock-based compensation cost determined under the fair value based method	(41,000)	(86,000)	(167,000)	(234,000)

Net income (loss) pro forma	$(21,000)	$381,000	$(363,000)	$105,000
Basic and diluted net income (loss) per share as reported	$0.01	$0.06	$(0.03)	$0.04
Basic and diluted net income (loss) per share pro forma	$(0.00)	$0.05	$(0.04)	$0.01

     The fair value of options granted in the third quarter ended September 30, 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.18%; expected option lives of seven years; expected volatility of 51%; and expected future dividends of 5.95%. The fair value of options granted in the third quarter ended September 30, 2002 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.34%; expected option lives of seven years; expected volatility of 51%; and expected future dividends of 7.5%.

     The fair value of options granted in the nine month period ended September 30, 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.18% to 5.13%; expected option lives of seven years; expected volatility of 51% to 52%; and expected future dividends.

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

2. INVENTORIES:

	September 30,	December 31,
	2003	2002

Raw materials	$797,000	$821,000
Work in process	178,000	162,000
Finished goods	835,000	607,000

	$1,810,000	$1,590,000

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Inventory levels experience fluctuations in carrying levels based on seasonality.

3. FIXED ASSETS:

	September 30,	December 31,
	2003	2002

Brewery and retail equipment	$16,410,000	$15,120,000
Furniture and fixtures	997,000	916,000
Leasehold improvements	17,576,000	15,525,000
Construction in progress	101,000	609,000

	35,084,000	32,170,000
Less: accumulated depreciation	(13,081,000)	(11,488,000)

	$22,003,000	$20,682,000

4. NOTE RECEIVABLE RELATED PARTY

     In June 2001, the Company issued a $787,000 full recourse note to the Company’s Chief Executive Officer (CEO) in exchange for the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to the CEO to fund his payment of taxes on the exercise of the options. The notes are due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares were unrestricted, except for being pledged as collateral for the loans, and the remaining 252,300 shares become unrestricted by December 2004. Compensation expense on the shares are accounted for under the variable accounting method until the shares become unrestricted. During the quarter and nine month periods ended September 30, 2003, the Company recorded a $25,000 expense reversal and $35,000 in compensation expense, respectively, in connection with this equity arrangement, which is included in selling, general and administrative expenses.

5. ACCRUED EXPENSES

     Accrued expenses consist of the following:

	September 30,	December 31,
	2003	2002

Salaries, wages and related accruals	$948,000	$963,000
Barrel taxes	246,000	118,000
Other accruals	899,000	666,000

	$2,093,000	$1,747,000

6. OTHER INCOME, NET

     Other income, net consists of interest income and parking fee income, and other insignificant non-operating income and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest income	$16,000	$26,000	$54,000	$81,000
Interest expense	(1,000)	(2,000)	(4,000)	(6,000)
Parking income	91,000	101,000	183,000	208,000
Loss on sale of assets	—	—	(1,000)	—
Other income	12,000	12,000	36,000	35,000

Other income, net	$118,000	$137,000	$268,000	$318,000

7. EARNINGS PER SHARE

     Basic earnings (loss) per share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, excluding shares subject to repurchase. Diluted earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding plus additional common shares that would be outstanding from in-the-money stock options upon application of the treasury stock method. The effect of stock options has not been included in the calculation of diluted net loss per share as the effect is antidilutive. Options to purchase approximately 188,000 shares of common stock were outstanding as of September 30, 2003, but were not included in the nine month computation of EPS because their effects are antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Earnings:
Net income (loss)	$44,000	$463,000	$(236,000)	$289,000
Shares:
Weighted average shares outstanding	8,556,000	8,386,000	8,539,000	8,345,000
Shares subject to repurchase	(100,000)	(151,000)	(100,000)	(172,000)
Weighted average basic shares outstanding	8,456,000	8,235,000	8,439,000	8,173,000

Basic earnings per share	$0.01	$0.06	$(0.03)	$0.04

Stock option dilution	199,000	59,000	—	61,000

Weighted average diluted shares outstanding	8,655,000	8,294,000	8,439,000	8,234,000

Diluted earnings per share	$0.01	$0.06	$(0.03)	$0.04

8. STOCKHOLDERS’ EQUITY

	Common Stock		Additional				Total
			Paid-In	Note	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

Balance at December 31, 2002	8,504,000	85,000	$36,041,000	$(782,000)	$(47,000)	$(10,761,000)	$24,536,000
Net loss	—	—	—	—	—	(236,000)	(236,000)
Shares issued	54,000	1,000	120,000	—	—	—	121,000
Stock compensation including amortization of stock compensation	—	—	21,000	—	15,000	—	36,000
Note repayment	—	—	—	12,000	—	—	12,000
Dividends declared	—	—	—	—	—	(1,128,000)	(1,128,000)

Balance at September 30, 2003	8,558,000	86,000	$36,182,000	$(770,000)	$(32,000)	$(12,125,000)	$23,341,000

9. COMMITMENTS AND CONTINGENCIES:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

10. CASH DIVIDEND:

     The Board of Directors announced on August 11, 2003, the declaration of a $0.044 per common share dividend payable on October 10, 2003 to shareholders of record on September 30, 2003. The Board of Directors also announced, on October 28, 2003, the declaration of a $0.044 per common share dividend payable on January 16, 2004 to shareholders of record on December 31, 2003. The cash dividends declared totaled approximately $377,000 for all common stock outstanding as of each record date.

     Cash dividends declared per common share:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

2003	$0.044	$0.132
2002	$0.044	$0.132

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

11. SEGMENT INFORMATION:

     The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and reports segment information in the same format as reviewed by the Company’s management (the Management Approach), which is organized around differences in products and services.

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

Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total

	(Dollars in thousands)
Quarter ended September 30, 2003
Gross revenues from external customers	$6,777	$3,988	$—	$10,765
Net revenues from external customers	6,284	3,988	—	10,272
Intersegment revenues	143	—	(143)	—
Interest income	—	—	16	16
Depreciation and amortization	393	210	53	656
Operating (loss) income	703	297	(1,074)	(74)
Capital expenditures	75	564	36	675
Total assets	18,659	6,929	4,209	29,797
Quarter ended September 30, 2002
Gross revenues from external customers	$6,748	$3,123	$—	$9,871
Net revenues from external customers	6,285	3,123	—	9,408
Intersegment revenues	110	—	(110)	—
Interest income	—	—	26	26
Depreciation and amortization	387	117	38	542
Operating (loss) income	668	422	(764)	326
Capital expenditures	200	147	58	405
Total assets	15,506	4,449	10,020	29,975
Nine months ended September 30, 2003
Gross revenues from external customers	$18,382	$9,242	$—	$27,624
Net revenues from external customers	17,055	9,242	—	26,297
Intersegment revenues	323	—	(323)	—
Interest income	—	—	54	54
Depreciation and amortization	1,166	446	155	1,767
Operating (loss) income	1,816	704	(3,022)	(502)
Capital expenditures	464	2,493	125	3,082
Total assets	18,659	6,929	4,209	29,797
Nine months ended September 30, 2002
Gross revenues from external customers	$18,986	$7,896	$—	$26,882
Net revenues from external customers	17,709	7,896	—	25,605
Intersegment revenues	281	—	(281)	—
Interest income	—	—	81	81
Depreciation and amortization	1,205	324	121	1,650
Operating (loss) income	1,341	840	(2,210)	(29)
Capital expenditures	351	1,138	205	1,694
Total assets	15,506	4,449	10,020	29,975

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

	Three Months Ended September 30,

		% of		% of
	2003	Net Sales	2002	Net Sales

Gross sales	$10,765,000		$9,871,000
Less excise taxes	493,000		463,000

Net sales	10,272,000	100.0	9,408,000	100.0
Cost of sales	8,082,000	78.7	6,947,000	73.8

Gross margin	2,190,000	21.3	2,461,000	26.2
Selling, general and administrative expenses	2,264,000	22.0	2,135,000	22.7

Operating loss	(74,000)	(0.7)	326,000	3.5
Other income, net	118,000	1.1	137,000	1.4

Income before income taxes	44,000	0.4	463,000	4.9
Benefit for income taxes	—	—	—	—

Net income	$44,000	0.4	$463,000	4.9

Basic and diluted net income per share	$0.01		$0.06

Weighted average shares outstanding	8,456,000		8,235,000

Operating data (in barrels):
Beer barrels shipped	32,000		32,000
Soda barrels shipped	14,000		13,000

Total barrels shipped	46,000		45,000

Annual production capacity	204,000		200,000

	Nine Months Ended September 30,

		% of		% of
	2003	Net Sales	2002	Net Sales

Gross sales	$27,624,000		$26,882,000
Less excise taxes	1,327,000		1,277,000

Net sales	26,297,000	100.0	25,605,000	100.0
Cost of sales	20,451,000	77.8	19,105,000	74.6

Gross margin	5,846,000	22.2	6,500,000	25.4
Selling, general and administrative expenses	6,348,000	24.1	6,529,000	25.5

Operating loss	(502,000)	(1.9)	(29,000)	(0.1)
Other income, net	268,000	1.0	318,000	1.2

Loss before income taxes	(234,000)	(0.9)	289,000	1.1
Benefit for income taxes	(2,000)	(0.0)	—	—

Net (loss) income	$(236,000)	(0.9)	$289,000	1.1

Basic and diluted net loss per share	$(0.03)		$0.04

Weighted average shares outstanding	8,439,000		8,173,000

Operating data (in barrels):
Beer barrels shipped	87,000		87,000
Soda barrels shipped	35,000		37,000

Total barrels shipped	122,000		124,000

Annual production capacity	204,000		200,000

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

     Gross Sales. Gross sales increased 9.1% to $10,765,000 in the third quarter ended September 30, 2003 from $9,871,000 in the same quarter of 2002. Wholesale beverage sales increased 0.4% to $6,777,000 in the third quarter from $6,748,000 in the same quarter of 2002. Total beverage barrel shipments increased 2.6% compared to prior year. Pyramid beer brand shipments increased 1.1% to 31,000 barrels, while Thomas Kemper beer continued its planned decline. Total beer shipments, including Thomas Kemper beer, increased by 1.0% to 32,000 barrels. Shipments of Thomas Kemper Soda increased by 6.7% to 14,000 barrels from 13,000 barrels in the same quarter of the prior year. Alehouse sales increased 27.7%, to $3,988,000 in the third quarter ended September 30, 2003, from $3,123,000 in the same quarter of 2002 due to the addition of the Sacramento, CA Alehouse, which opened July of this year, contributing $974,000 in revenues for the quarter. On a same store basis, alehouse sales increased slightly to $2,300,000 from $2,291,000. Seattle, WA and Berkeley, CA are included in the same store location comparisons.

     Excise Taxes. Excise taxes totaled 4.6% and 4.7% of gross sales for the quarters ended September 30, 2003 and 2002, respectively. The decrease in excise taxes as a percentage of gross sales was due mainly to a greater portion of soda and alehouse sales, which do not bear excise tax.

     Gross Margin. Gross margin decreased $271,000 to $2,190,000, down 11.1% in the third quarter ended September 30, 2003. This decrease was due in part to (1) lower net selling prices and higher material costs on the beverage side of the business, (2) increased insurance and benefit costs of approximately $120,000 and (3) $100,000 of pre-opening costs for the Sacramento Alehouse.

	Three Months Ended September 30,

		% of Div.		% of Div.
Gross Margin	2003	Net Sales	2002	Net Sales	$ Change	% Change

Beverage Division	$1,808,000	28.8%	$2,033,000	32.3%	$(225,000)	-11.1%
Alehouse Division	382,000	9.6%	428,000	13.7%	(46,000)	-10.7%

Total	$2,190,000	21.3%	$2,461,000	26.2%	$(271,000)	-11.0%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.0% to $2,264,000 or 22.0% of net sales for the third quarter ended September 30, 2003 from $2,135,000 or 22.7% of net sales for the same quarter of 2002.

     Other Income, net. Other income, net was approximately $118,000 and 1.1% of net sales for the third quarter ended September 30, 2003 compared to $137,000 and 1.4% of net sales in the same quarter of 2002. See Note 6 – Other Income, Net for greater detail.

     Income Taxes. The Company recorded no income tax expense for the quarters ended September 30, 2003 and 2002.

     Net Income. The Company reported net income of $44,000 for the third quarter ended September 30, 2003 compared to net income of $463,000 in the same quarter of 2002.

     Other. The Sacramento Alehouse opened its doors to the public on July 3, 2003. The 295 seat restaurant and brewery occupies approximately 9,500 square feet on the first floor of a historical building. As of September 30, 2003 approximately $2,302,000 has been spent on the build-out of the new alehouse location.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     Gross Sales. Gross sales increased 2.8% to $27,624,000 for the nine month period ended September 30, 2003 from $26,882,000 in the same period of 2002. Wholesale beverage sales decreased 3.2% to $18,382,000 for the nine month period ended September 30, 2003 from $18,986,000 in the same period of 2002. Total beverage barrel shipments decreased 1.8% compared to prior year. Pyramid beer brand shipments increased 1.0% to 84,000 barrels, while Thomas Kemper beer declined 14.8% to 3,000 barrels. Shipments of Thomas Kemper Soda decreased by 7.1% to 35,000 barrels from 37,000 barrels in the same nine month period of the prior year. The year-to-date performance of the Northwest market continues to lag prior year while the West and Southwest regions are showing increases over prior. Alehouse sales increased 17.1%, to $9,242,000 in the nine month period ended September 30, 2003, from $7,896,000 in the same period of 2002. The additional revenue is from the recently opened Sacramento, CA alehouse contributing $974,000 and the Walnut Creek, CA alehouse contributing $2,049,000 for the nine month period compared to prior year sales of $1,439,000 from the two new alehouses. The same store alehouse sales decreased $237,000 or 3.7% largely due to lower traffic at the Berkeley, California and Seattle, Washington alehouse locations.

     Excise Taxes. Excise taxes as a percentage of gross sales remained flat over prior year, totaling 4.8% of gross sales for the nine month periods ended September 30, 2003 and 2002.

     Gross Margin. Gross margin decreased $654,000 to $5,846,000, down 10.1% for the nine month period ended September 30, 2003.

	Nine Months Ended September 30,

		% of Div.		% of Div.
Gross Margin	2003	Net Sales	2002	Net Sales	$ Change	% Change

Beverage Operations	$4,962,000	29.1%	$5,552,000	31.4%	$(590,000)	-10.6%
Alehouse Operations	884,000	9.6%	948,000	12.0%	(64,000)	-6.8%

Total Operations	$5,846,000	22.2%	$6,500,000	25.4%	$(654,000)	-10.1%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2.8% to $6,348,000 or 24.1% of net sales for the nine month period ended September 30, 2003 from $6,529,000 or 25.5% of net sales for the same period of 2002.

     Other Income, net. Other income, net was approximately $268,000 and 1.0% of net sales for the nine month period ended September 30, 2003 compared to $318,000 and 1.2% of net sales in the same period of 2002. See Note 6 – Other Income, Net for greater detail.

     Income Taxes. The Company recorded approximately $2,000 of income tax expense in the nine month period ended September 30, 2003 related to certain state tax expense. For the most part, however, the Company recorded no income tax for the periods ended September 30, 2003 and 2002. As of December 31, 2002, the Company had approximately $6.8 million in deferred tax assets arising from deductible temporary differences and tax loss carryforwards. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Loss. The Company reported net loss of $237,000 for the nine month period ended September 30, 2003 compared to net income of $289,000 in the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $2,203,000 of cash, cash equivalents and short-term investments at September 30, 2003 compared to $3,346,000 at December 2002. At September 30, 2003, the Company had working capital of $1,914,000 compared to $3,783,000 at December 31, 2002. The $1,869,000 decrease in working capital is a result of the capital expenditures related to the build-out costs of the Sacramento Alehouse, reflected in an approximate $1,143,000 decrease in cash and short-term investments, and an increase in accounts payable, offset by other various current asset and liability changes.

     Net cash provided by operating activities during the nine month period ended September 30, 2003 was approximately $2,926,000 compared to $2,091,000 for the same period of the prior year. The increase in net cash provided by operating activities was due primarily to a tenant improvement credit of $800,000 paid to Pyramid Breweries Inc. by the landlord of the Sacramento Alehouse. The $800,000 cash receipt was recorded as a deferred rent liability and will be amortized over the life of the lease.

     Net cash used in investing activities for the nine month period ended September 30, 2003 was $1,182,000 compared to $433,000 for the same period of the prior year. The cash used in investing activities in 2003 included approximately $2,302,000 used to build-out the new Sacramento Alehouse which opened in July 2003. The capital expenditures were offset by the sale of $1,900,000 of short-term investments. Short-term investment sales of $1,250,000 were made during the same nine month period of 2002.

     At September 30, 2003, the Company’s commitment to make future payments under contractual obligations was as follows:

					More Than
	Total	Within Year	1 - 3 years	3 - 5 years	5 years

Operating leases	$9,223,000	$344,000	$2,271,000	$2,217,000	$4,391,000
Note payable (1)	60,000	20,000	40,000	—	—

(1) -	The amounts are payments as stated in the non-interest bearing note. The note payable was recorded using a 10% discount rate on the balance sheet.

     On December 15, 1999, the Company announced its first regular quarterly cash dividend and has declared and paid a quarterly cash dividend each consecutive quarter since the initial declaration. During the quarter ended September 30, 2003 the Company declared per share dividends of $0.044 and paid out $376,000 in cash dividends. Although the Company has declared and paid a dividend every quarter since the fourth quarter of 1999, continued future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

     On December 15, 1999, the Company also announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of September 30, 2003, the Company has purchased a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. During the nine month period ended September 30, 2003, the Company did not purchase any shares.

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

     Realization of Deferred Tax Assets. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The evaluation of the realizability of the deferred tax assets is based on an assessment of the Company’s ability to generate future U.S. taxable income. Results of operations in recent years are considered in the assessment. The Company records a valuation allowance for the portion of its deferred tax assets that do not meet the recognition criteria of SFAS No. 109, “Accounting for Income Taxes.” If circumstances related to the Company’s ability to generate future U.S. taxable income change, the Company’s evaluation of the realizability of its deferred tax assets could materially change.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     The following exhibits are filed as part of this report.

3.1*	Amended and Restated Articles of Incorporation

3.2*	Amended and Restated Bylaws

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: R. Martin Kelly, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer

31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: R. Martin Kelly, President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

* Incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-1 (File No. 33-97834).

(B) REPORTS ON FORM 8-K

     A report on Form 8-K was filed during the quarter ended September 30, 2003 on July 30, 2003.

Items 1, 2, 3 and 5 of PART II are not applicable and have been omitted

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on November 14, 2003.

PYRAMID BREWERIES INC.

By:	/s/ R. MARTIN KELLY

R. Martin Kelly, President and Chief Executive Officer

By:	/s/ JAMES K. HILGER

James K. Hilger, Vice-President and Chief Financial Officer

By:	/s/ JASON W. REES

Jason W. Rees, Controller and Chief Accounting Officer

DATE: November 14, 2003