Form 10-K
period 2003-12-31
PYRAMID BREWERIES INC
filed 2004-03-12
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter, June 30, 2003, was $29,930,975.

      The number of shares outstanding of the registrant’s common stock as of March 8, 2004, was 8,665,085.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders (to be filed) to be held on May 12, 2004 are incorporated by reference into Part III of this Form 10-K.

PYRAMID BREWERIES INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

i

PYRAMID BREWERIES INC.

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

      The Company’s breweries produce high quality, full-flavored beers in small batches using traditional brewing methods. The Company also produces high quality, full-flavored, batch brewed sodas. The Company has two main breweries, one in Seattle, Washington (Seattle Brewery) which opened in March 1995, and one in Berkeley, California (Berkeley Brewery), which opened in February 1997. The Company’s third and fourth breweries which are located in Walnut Creek and Sacramento, California produce products primarily for on-site consumption. The Company believes that the breweries and adjacent alehouses provide increased consumer awareness and loyalty for the Company’s brands by increasing opportunities for sampling and local product promotion. In 2003, the Company sold approximately 159,000 barrels of its beer and soda products.

      The Company was incorporated as Hart Brewing in Washington in March 1984 and changed its name to Pyramid Breweries Inc. in May 1996 and is headquartered in Seattle, Washington. The Company’s headquarters mailing address is 91 South Royal Brougham Way, Seattle, Washington, 98134, and the telephone number at that location is (206) 682-8322. The Company’s website address is www.PyramidBrew.com.

Industry Background

      The Company’s Pyramid and Thomas Kemper beer brands compete primarily in the craft beer category, and secondarily in the larger “specialty” category (which includes craft beers, imports and super premium beers). Nationally, craft beers represented approximately 3% of total beer shipments in 2002 including imports. Craft beers are distinguishable from mass-produced beers by their wide range of fuller flavors and adherence to traditional European styles and higher quality ingredients. Industry experts estimate that total beer shipments, including imports, increased approximately 1% in 2002, craft beer shipments were estimated to have increased 3.4%, and imports represented a 6% increase.

      The Company has been successful in marketing a full line of flavorful ales and lagers. Under the Pyramid brand, Pyramid Hefeweizen, Pyramid Apricot Ale and Pyramid Snowcap are the Company’s best selling beer styles. Thomas Kemper Weizenberry is currently the Company’s best selling beer within the Thomas Kemper brand.

      Craft beers generally sell for retail prices ranging from $5.99 to $7.99 per six-pack. Retail prices are set independently by distributors and retailers. The Company’s retail prices are usually at the higher end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass-produced domestic beers. This price premium results in higher profit margins, which can motivate distributors and retailers to offer and promote craft beers. The Company’s craft beers are sold primarily in Washington, Oregon and California, which accounted for approximately 82% of the Company’s 2003 beer sales.

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

      The Company currently operates restaurants adjacent to its Seattle and Berkeley breweries and the Sacramento and Walnut Creek Alehouses with the brewery situated within the restaurant. The restaurants are operated under the Pyramid Alehouse brand name. In 2003, the restaurants contributed sales of $12,420,000 including approximately $4,050,000 in the Company’s beers and sodas and $221,000 in branded clothing and other merchandise. The restaurants have a total of over 1,300 seats, including outdoor eating areas, and are situated in highly visible, high traffic locations. The Alehouses had approximately 744,000 guest visits during 2003.

      The Company’s beverage operations (sales to third party distributors) contributed 64% of net sales in 2003, with beer comprising 48% and soda 16%. Alehouse operations contributed 36% of net sales in 2003.

Business Strategy

      The Company has developed a balanced internal and external growth strategy which includes growing the Company’s beverage portfolio in its core western markets, expanding the Alehouse segment through the development of new properties in that same geography, and continuing to improve the Company’s cost structure. Key elements of the Company’s strategy are: (i) building a strong portfolio of craft beer brands, (ii) increasing the focus on the craft soda business, (iii) building brand awareness and sales through company-owned restaurants, and (iv) maintaining a direct store delivery (DSD) distribution system.

Building a Strong Portfolio of Craft Beer Brands

      The Company is committed to producing a portfolio of high quality craft beers to appeal to a variety of discerning consumer tastes. The Company currently markets over 20 styles of beer under the Pyramid and Thomas Kemper brands. The Pyramid brand accounted for 97% of the Company’s beer sales and 73% of the Company’s beverage sales in 2003. The Company continues to seek opportunities to develop or acquire other distinctive regional brands, which may help broaden the Company’s product portfolio and strengthen the Company’s presence geographically. The wide range of styles enables the Company to obtain better market penetration through greater shelf space for its packaged products in retail stores and additional tap handles in draft beer outlets.

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

Increasing the Focus on the Craft Soda Business

      The Company acquired the Thomas Kemper Soda Company in 1997. Since that time, the brand has added significant revenues to the Company. The soda business represented 25% of beverage sales in 2003, and 16% of total net sales. The craft soda category possesses many characteristics that are similar to the craft beer category, and the Company believes it can leverage its experience and existing infrastructure to further develop the Thomas Kemper Soda brands. The Company will also seek opportunities to expand the craft soda portfolio within its core western markets.

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

Maintaining a Direct Store Delivery (DSD) System through Independent Distributors

      The Company distributes its products through a network of selected independent distributors who deliver directly to local grocery stores, convenience stores, restaurants and taverns. The Company feels this type of distribution system is best suited for developing local distribution of Company products, particularly in draft beer accounts where there are important sampling and brand building opportunities. The Company has not aligned itself with the distribution system of a single larger brewer. This approach allows the Company to select distributors in each market that it believes will focus the greatest attention on its products and best promote its high quality craft beers and sodas. Additionally, the ability to change distribution arrangements for performance related issues is an important advantage. During 2003, the Company distributed its products through 163 wholesalers in 32 states and Canada. Consolidation in the distribution industry has resulted in a decrease in the number of distributors to which the Company ships. The Company expects this trend to continue as additional industry consolidation is expected.

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

Competition

Craft Beers

      Competition within the craft beer and soda markets is based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. Statistics from the latest study of the Institute of Brewing Studies indicate there were approximately 1,300 craft brewers in the United States at the end of 2003. Approximately two thirds of these brewers are brewpubs that sell all of their production at retail on the brewery premises. The remaining brewers market their products through similar channels to those utilized by the Company and, although many have limited geographic distribution, the result is significantly increased competition in all markets.

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

Internal Controls

      The Company maintains internal controls for each of its restaurants and breweries through the use of accounting and management information systems. Each restaurant has the ability to compile its sales and labor information on a daily basis through the utilization of point-of-sale terminals. Cash is controlled through daily deposits of sales proceeds into the Company’s principal depository account, maintained in Seattle, Washington. The Company stresses the interaction with restaurant management to ensure accurate, efficient and timely reporting. Brewery facilities also have time collection computer payroll systems that have allowed management to manage and control labor costs efficiently as well as transmit payroll information directly to the Company.

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

      On January 24, 2003 (60 days after the Homeland Security Act became law), the Bureau of Alcohol Tobacco and Firearms (BATF) was divided into two new bureaus, the BATF and the Alcohol and Tobacco Tax Trade Bureau (TTB). The BATF, part of the Department of Justice, will oversee the firearms, explosives and arson programs and the TTB, Department of Treasury, will handle the regulatory aspects of the alcohol and tobacco industries.

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

Employees

      At December 31, 2003, the Company employed 395 people, including 43 in the Brewery Operations, 298 in the Alehouse Segment, 32 in sales and marketing and 22 in administration capacities (including home office, administrative and executive personnel). No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes it maintains a good working relationship with its employees and has no reason to believe that a good working relationship will not continue.

Available Information

      We maintain an Internet site at http://www.PyramidBrew.com. We make available free of charge on or through our Internet site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic copies of our filings free of charge upon request.

Item 2 — Properties

      The Company currently owns and operates four breweries, each with an adjacent restaurant: one in Seattle, Washington, one in Berkeley, California, one in Sacramento, California and one in Walnut Creek, California. The estimated total annual beer capacity of the four breweries was approximately 204,000 barrels at the end of 2003.

The Seattle Brewery and Alehouse

      In March 1995, the Company completed the Seattle Brewery, Alehouse and corporate offices near downtown Seattle. This brewery and 340 seat restaurant plus an outdoor seating area, operated as the Pyramid Alehouse, consists of approximately 33,000 square feet of leased building area. The estimated annual beer production capacity was 50,000 barrels at the end of 2003. The Seattle building lease expires in 2004, with options to extend the lease term for three five-year periods. The Company has also leased approximately 11,250 square feet of warehouse and additional outside storage space adjacent to the Seattle Brewery and Alehouse for a period of seven years, also expiring in 2004, and has options to extend the lease term for three additional five-year periods. The Company exercised the options to renew the Seattle facility leases in 2004.

The Berkeley Brewery and Alehouse

      Completed and opened in February 1997, the Berkeley Brewery and its adjacent Pyramid Alehouse are housed in a leased building of approximately 93,000 square feet. During January 2000, the Company exercised an option to lease an additional 29,000 square feet of adjacent space and is currently subleasing that space. The brewery had an estimated beer production capacity of 150,000 barrels at the end of 2003. During 2000, fermentation capacity was added which increased the estimated annual beer capacity to 150,000 barrels from 80,000 barrels. The Berkeley Brewery has a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding more fermentation capacity. The Berkeley Alehouse has seating for 350 plus an outdoor seating area. The building was leased commencing in November 1995 for a 15-year term, with options to extend the lease term for two five-year periods. The Company also has the option to purchase the entire building during the lease term at its fair market value.

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

The Sacramento Alehouse

      Completed and opened in July 2003, the Sacramento Alehouse is located in a leased building of approximately 9,500 square feet. The restaurant has a small, on-site brewery with an estimated beer production capacity of 1,600 barrels. The Sacramento Alehouse is designed with seating for 295, plus an outdoor seating area. The building lease was entered into April 2002, commencing in July 2003 for an initial 10-year and 8-month term, with options to extend the lease term for two five-year periods.

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

Item 4 — Submission of Matters to a Vote of the Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

      Trading in Pyramid Breweries Inc.’s common stock began on December 14, 1995, and is quoted on the NASDAQ Stock Market’s National Market under the ticker symbol “PMID”.

      The following table sets forth the high and low sales prices and the cash dividends paid per share of Pyramid Breweries Inc.’s common stock for the years ended December 31, 2003 and 2002.

			Dividend
	High	Low	Paid

Calendar Quarters — 2003
First Quarter	$2.93	$2.61	$0.044
Second Quarter	3.58	2.82	0.044
Third Quarter	3.47	2.81	0.044
Fourth Quarter	3.44	2.96	0.044
Calendar Quarters — 2002
First Quarter	2.49	2.25	0.044
Second Quarter	2.48	2.26	0.044
Third Quarter	2.40	2.19	0.044
Fourth Quarter	2.99	2.11	0.044

      On March 8, 2004, the Company had approximately 4,377 stockholders. The last reported sale price per share on March 8, 2004, was $3.10. The Company had no sales of unregistered securities during 2003.

DIVIDEND POLICY

      On December 15, 1999, the Company announced a new dividend policy and declared its first quarterly cash dividend. The Company paid approximately $1,502,000, or $0.176 per common share, of cash dividends during the fiscal year ended December 31, 2003. On March 5, 2004, the Board of Directors declared a quarterly cash dividend of $0.044 per common share to shareholders of record on March 31, 2004. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant.

SELECTED FINANCIAL AND OPERATING DATA

Item 6 — Selected Financial Data

      The following selected financial data should be read in conjunction with the Company’s Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share and operating data)

	Years Ended December 31,

	2003	2002	2001	2000	1999

Income Statement Data:
Gross sales	$36,378	$35,523	$31,995	$30,275	$28,811
Less excise taxes	1,753	1,711	1,572	1,704	1,735

Net sales	34,625	33,812	30,423	28,571	27,076
Cost of sales	27,640	25,360	22,877	20,802	20,053

Gross margin	6,985	8,452	7,546	7,769	7,023
Selling, general and administrative expenses	8,492	8,678	9,129	8,370	8,375
Impairment charge	—	—	—	—	3,288

Operating loss	(1,507)	(226)	(1,583)	(601)	(4,640)
Other income, net	312	380	542	586	494

(Loss) income before income taxes	(1,195)	154	(1,041)	(15)	(4,146)
(Provision) benefit for income taxes	(3)	98	(574)	—	—

Net (loss) income	$(1,198)	$252	$(1,615)	$(15)	$(4,146)

Basic net (loss) income per share	$(0.14)	$0.03	$(0.20)	$(0.00)	$(0.50)

Weighted average basic shares outstanding	8,452	8,203	7,987	7,940	8,231

Diluted net (loss) income per share	$(0.14)	$0.03	$(0.20)	$(0.00)	$(0.50)

Weighted average diluted shares outstanding	8,452	8,243	7,987	7,940	8,231

Cash dividends declared per share	$0.176	$0.176	$0.176	$0.160	$0.04

Balance Sheet Data:
Working capital	$1,745	$3,783	$4,728	$7,026	$6,981
Fixed assets, net	21,406	20,682	20,523	21,126	22,739
Total assets	27,784	29,295	29,605	32,270	33,719
Stockholders’ equity	22,203	24,536	25,224	27,938	29,861
Operating Data (in barrels):
Beer barrels shipped	115,000	117,000	111,000	110,000	108,000
Soda barrels shipped	44,000	47,000	46,000	38,000	30,000

Total barrels shipped	159,000	164,000	157,000	148,000	138,000

Beer production capacity at year-end	204,000	203,000	200,000	200,000	172,000

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Pyramid Breweries Inc. was incorporated in 1984 and is engaged in the brewing and sale of specialty beers and sodas and in restaurant operations. The Company currently sells its beverage products primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brand names and operates four restaurants, under the Pyramid Alehouse name. The restaurants in Seattle, Washington and Berkeley, California are located adjacent to the main production facilities. The other two restaurants, located in Walnut Creek and Sacramento, California are primarily restaurants with a brewery capable of providing products for on-site consumption. For the year ended December 31, 2003, the Company had gross revenues of $36,378,000, an increase of 2% from 2002. The Company’s revenues consist of sales of beer and soda to third-party distributors and retail sales of beer, soda, food, apparel and other items in its restaurants. For the years ended December 31, 2003 and 2002, approximately 64% and 69% of the Company’s net sales were sales of beer and soda to third party distributors. Total retail alehouse sales accounted for 36% and 31% of total net sales in 2003 and 2002, respectively.

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

      The Company sells its craft beers in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on the Company’s draft products are typically higher as a percentage. Changes in the proportion of sales of bottled and draft products therefore will affect the Company’s gross margin. For 2003 and 2002, approximately 55% of the Company’s sales of craft beers were bottled products.

      On January 26, 2004 the Company and Portland Brewing Company, an Oregon corporation, announced that they had entered into an asset purchase agreement. Per the asset purchase agreement, Pyramid Breweries Inc. will acquire Portland Brewing Company’s brewery and alehouse assets for total consideration of approximately $4.2 million, consisting of a combination of assumed liabilities, cash and, at the Company’s sole option, shares of the Company’s unregistered common stock. The terms of the transaction also include a 5-year earn out which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period. The transaction is subject to approval by the shareholders of Portland Brewing, and other customary closing conditions. However, shareholders representing at least 74% of Portland Brewing’s outstanding voting power are committed to vote in favor of the transaction pursuant to a voting agreement. The transaction is expected to close in the second quarter of 2004.

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

      Realization of Deferred Tax Assets. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The evaluation of the realizability of the deferred tax assets is based on existing deferred tax liabilities and an assessment of the Company’s ability to generate future U.S. taxable income. Results of operations in recent years are considered in the assessment. The Company records a valuation allowance for the portion of its deferred tax assets that do not meet the recognition criteria of SFAS No. 109, “Accounting for Income Taxes.” If circumstances related to the Company’s ability to generate future U.S. taxable income change, the Company’s evaluation of the realizability of its deferred tax assets could materially change.

      Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, in accounting for its employee stock options and employee stock purchase plan using the fair value based method. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Statements of Operations. The Company is required under SFAS No. 123, “Accounting for Stock-Based Compensation”, to disclose pro forma information regarding option grants made to its employees based on specific valuation techniques that produce estimated compensation charges. The Black-Scholes option pricing model is used by the Company in estimating the fair value of options. If the Company changes the accounting for stock-based compensation, the Company’s results of operations could materially change.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Gross Sales. Gross sales increased 2.4% to $36,378,000 in the year ended December 31, 2003 from $35,523,000 for 2002. The sales increase was driven primarily by a 20.3% or $2,093,000 increase in Alehouse Segment sales to $12,420,000 offset by a 4.9% or $1,238,000 decrease in Beverage Segment sales. The alehouse sales increase was primarily the result of the new Sacramento Alehouse location which contributed $1,760,000 in sales since the opening date in July 2003. The additional increase in alehouse sales is attributed to a full year of operation in 2003 from the Walnut Creek Alehouse location which was only open for eight months of 2002, the first year of its operation. Total beverage shipments in 2003 decreased 2.6% to 159,000 barrels. Beer shipments decreased 1.4% across various products, while soda decreased 5.7% driven by a 27.4% decrease in the soda sampler pack. Wholesale beverage sales (beer and soda combined) in Washington, Oregon and California decreased by 4.1% in 2003 compared to 2002 sales. Sales in Washington, Oregon and California accounted for 82.2% and 83.2% of the Company’s beverage sales in 2003 and 2002, respectively. Sales in the Southern California region, which is the Company’s second largest in terms of barrel shipments behind Washington State, increased 4.9% to 34,000 barrels over 2002.

      Excise Taxes. Excise taxes were 4.8% of gross sales in 2003 and 2002. The weighted average excise tax per barrel of beer sold was $15.20 and $14.62 for the years ended December 31, 2003 and 2002, respectively. The per barrel increase is the result of a greater mix of beer shipments to California which bear a higher state excise tax than the Company’s other primary states of business.

      Gross Margin. Gross margin decreased 17.4% to $6,985,000 in 2003 from $8,452,000 in 2002. This decrease was due in part to (1) lower sales volumes, (2) lower net selling prices, including increased promotional activities on the beverage side of the business, (3) increased insurance and benefit costs of approximately $402,000, (4) $100,000 of pre-opening costs for the Sacramento Alehouse and (5) Alehouse Segment labor cost increases. The following table represents the gross margin comparisons and changes by segment:

	Twelve Months Ended December 31,

		% of		% of
		Segment		Segment
	2003	Net Sales	2002	Net Sales	$ Change	% Change

Beverage Segment	$6,047,000	27.2%	$7,311,000	31.1%	$(1,264,000)	-17.3%
Alehouse Segment	938,000	7.6%	1,141,000	11.0%	(203,000)	-17.8%

Total	$6,985,000	20.2%	$8,452,000	25.0%	$(1,467,000)	-17.4%

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2.1% to $8,492,000 in 2003 from $8,678,000 in 2002. Selling, general and administrative expenses as a percent of net sales also decreased to 24.5% in 2003 from 25.7% in the prior year. This decrease was due primarily to a decrease in incentive compensation expense during the year as a result of the Company’s 2003 performance.

      Other Income, net. Other income, net decreased to $312,000 in 2003 from $380,000 in 2002 or a 17.9% decrease. Both lower investment balances and lower rates of interest earned on cash equivalents and short-term investments caused the decline in interest income. Interest income was $56,000 and $102,000 for the years ended December 31, 2003 and 2002, respectively. Parking income was $216,000 and $234,000 for the years ended December 31, 2003 and 2002, respectively.

      Income Taxes. As of December 31, 2003, the Company had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

      Net (Loss) Income. The Company generated a net loss of $1,198,000 for 2003 compared with a net income of $252,000 in 2002. The $1,450,000 reduction was due to lower beverage operation sales volumes and lower operating margins.

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

Liquidity and Capital Resources

      The Company had $2,050,000 of cash, cash equivalents and short-term investments at December 31, 2003. At December 31, 2003, the Company’s working capital was $1,745,000 compared to $3,783,000 at December 31, 2002. Net cash provided by operating activities for the year ended December 31, 2003 increased to $2,583,000 from $1,620,000 for the prior year. The increase was primarily due to the collection timing of accounts receivable and the $800,000 tenant improvement credit received from the landlord of the Sacramento Alehouse facility.

      Net cash used in investing activities for the year ended December 31, 2003 was $392,000 compared to $366,000 for the prior year. The cash used in investing activities in 2003 included approximately $3,142,000 in capital spending, including $2,293,000 for the development of the Sacramento Alehouse, $515,000 for equipment improvements in the breweries with the balance going to the existing alehouse and various marketing projects. The cash used for capital spending was funded primarily with proceeds related to the sales and maturities, net of purchases, of short-term investments which was $2,750,000. The Company’s long term investments purchased in the fourth quarter of 2001 have maturity dates in 2004 and therefore are classified as short-term investments, at December 31, 2003. The Company currently has no other long-term investments.

      At December 31, 2003, the Company’s commitment to make future payments under contractual obligations was as follows:

		Less Than			More Than
	Total	1 Year	1 - 3 years	3 - 5 years	5 years

Operating leases	$8,878,000	$1,238,000	$2,140,000	$2,220,000	$3,280,000
Note payable(1)	40,000	20,000	20,000	—	—

(1)	The amounts are payments as stated in the non-interest bearing note. The note payable is recorded using a 10% discount rate on the balance sheet.

      On December 15, 1999, the Company announced its first regular quarterly cash dividend and has declared and paid a quarterly cash dividend each consecutive quarter since the initial declaration. During the year ended December 31, 2003 the Company declared per share dividends of $0.176 and paid out $1,502,000 in cash dividends. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on other such factors as the Company’s Board of Directors may in its discretion consider relevant.

      On December 15, 1999, the Company also announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of December 31, 2003, the Company has purchased a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. During the year ended December 31, 2003, the Company did not purchase any shares.

      On January 26, 2004 the Company and Portland Brewing Company, an Oregon corporation, announced that they had entered into an asset purchase agreement. Per the asset purchase agreement, Pyramid Breweries Inc. will acquire Portland Brewing Company’s brewery and alehouse assets for total consideration of approximately $4.2 million, consisting of a combination of assumed liabilities, cash and, at the Company’s sole option, shares of the Company’s unregistered common stock. The terms of the transaction also include a 5-year earn out which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period.

      On February 26, 2004, the Company announced that Martin Kelly is stepping down as Chairman and Chief Executive Officer. In connection with Mr. Kelly’s termination, there are amounts due to him related to salary continuation payments under his employment agreement. Additionally, Mr. Kelly has the right to sell his shares of Company stock back to the Company, which would result in acceleration of repayment of the notes due to the Company related to his original purchase of those shares. The net cash impact of Mr. Kelly selling his shares to the Company would be a function of the then current market price of the Company’s stock, reduced by the balance of the notes outstanding at that time. The Company estimates that the net cash requirements on the Company related to Mr. Kelly selling his shares would be in the range of $300,000 to $400,000.

      The Company believes that during the first half of 2004, there is the potential that the acquisition of Portland Brewing Company, the uncertainty of payments related to the termination of the former CEO, and the ongoing operational needs of the Company may exceed its current level of available working capital. If required, the Company intends to seek a line of credit from a financial institution to meet these additional working capital needs. While the Company is confident in its ability to obtain the necessary financing, there can be no assurance that such financing will be available, or that it will be available at commercially acceptable terms to the Company.

      Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash balances, together with cash from operations and, to the extent required and available, bank borrowings, will be sufficient for the Company’s working capital needs.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement was effective for the 2003 fiscal year. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires recording of a liability for the fair value of the guarantee at the inception of certain guarantees issued or modified after December 31, 2002. FIN 45 also requires disclosures about a guarantor’s obligations under certain guarantees. Adoption of the interpretation did not have a material impact on the Company’s financial position or results of operations.

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

      Selling Prices. The future selling prices the Company charges for its craft beer and other specialty beverages may decrease from historical levels due to increasing competitive pressures. The Company has and will continue to participate in price promotions with its wholesalers and their retail customers. Management believes that the number and frequency of the Company’s promotions may increase during 2004.

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

      Acquisitions. The acquisition of existing brewery and or restaurant facilities may have unanticipated consequences that could harm our business and financial condition. The Company may seek to selectively acquire existing facilities which requires identification of suitable acquisition candidates, negotiating acceptable acquisition terms and obtaining appropriate financing. Any acquisition pursued may involve risks including material adverse effects on operating results, costs of integrating the acquired business into the Company operations, risks associated with entering into new markets, conducting operations where the Company has limited experience or the diversion of management’s attention from other business concerns. Future acquisitions, which may be accomplished through a cash purchase transaction or the issuance of equity securities, or a combination or both, could result in potentially dilative issuances of securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm the business and financial condition.

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

Item 9A — Controls and Procedures

Procedures

Evaluation of disclosure controls and procedure

      The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

      There were no changes in the Company’s internal control over financial reporting in connection with this evaluation that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10 — Directors and Executive Officers of the Company

George Hancock (59) — Interim Chief Executive Officer

      George Hancock has been a director of the Company since 1989. Mr. Hancock served as Chief Executive Officer from May 1992 until his retirement in December 1999 and as Chairman of the Board of the Company from January 1997 to December 1999. Mr. Hancock previously served as Chairman of the Board of the Company from July 1989 until July 1995. He was President of Penknife Computing, Inc., a computer software company, from 1988 to May 1992. Mr. Hancock was previously employed by the international accounting firm of Coopers & Lybrand, where he was primarily responsible for management consulting projects. Mr. Hancock was also the founder of two startup software companies in England and the United States. He was awarded a Masters in Business Administration by Cranfield Institute of Technology, England in 1981. He qualified as an accountant in England in 1967.

Martin Kelly (49) — President and Chief Executive Officer

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

      On February 26, 2004 the Company announced that Martin Kelly is stepping down as Chairman and Chief Executive Officer. The Company has appointed Pyramid founder and director George Hancock as non-executive Chairman and has immediately commenced the process of recruiting a new CEO. Mr. Hancock was formerly Chairman of the Board and served as CEO from 1992 through 1999. Until a successor CEO has been named, Mr. Hancock will oversee the Company’s day to day operations.

Jim Hilger (42) — Vice President — Finance, Chief Financial Officer and Secretary

      Mr. Hilger was appointed as Vice President — Finance, Chief Financial Officer and Secretary in September 2003. Mr. Hilger came to the Company from WorldCatch, Inc., a Seattle, Washington based seafood importing company which developed e-commerce solutions for the seafood industry. As Chief Executive Officer, Mr. Hilger had primary responsibility for all financial and operational aspects of the company, which serviced large retailers, food service distributors and seafood processing companies. Mr. Hilger also held Chief Financial Officer positions with WorldCatch, American Gem Seafoods, The Albert Fisher Group, and Profish International. Mr. Hilger earned a Business Administration degree from Gonzaga University, and a MBA from Pacific Lutheran University. He is a registered CPA in the state of Washington.

Gary McGrath (44) — Vice President — Sales

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

Patrick Coll (41) — Vice President — Alehouse Operations

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

Mark House (45) — Vice President — Brewery Operations

      Mr. House was appointed as Vice President — Brewery Operations in July 2001. Mr. House is responsible for directing the performance of the four existing breweries as well as purchasing, transportation, product development, forecasting, and facility issues. Mr. House had been Director of Corporate Operations since 1999, responsible for quality assurance, product development, forecasting and distribution. He joined the Company in 1996 as Manager of Distribution/ Production. Prior to joining the Company, Mr. House had 14 years of brewing industry experience with the G. Heileman Brewing Co (Heileman). As Distribution Manager for Heileman, House was responsible for warehousing/ distribution, production planning, and customer service for both the Rainier Brewery in Seattle, Washington and Henry Weinhards Brewery in Portland, Oregon. Mr. House has an undergraduate degree from Washington State University.

      Other information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on May 12, 2004, to be filed with the Commission pursuant to Regulation 14A.

Item 11 — Executive Compensation

      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its Annual Meeting of Stockholders, to be held on May 12, 2004, to be filed with the Commission pursuant to Regulation 14A.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on May 12, 2004, to be filed with the Commission pursuant to Regulation 14A.

Item 13 — Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on May 12, 2004, to be filed with the Commission pursuant to Regulation 14A.

Item 14 — Principal Accountant Fees and Services

      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on May 12, 2004, to be filed with the Commission pursuant to Regulation 14A.

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

      (b) A report on Form 8-K (Items 7 and 12) was filed on October 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2004

PYRAMID BREWERIES INC.
(Registrant)

By	/s/ JAMES K. HILGER

James K. Hilger
Vice President and
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ GEORGE HANCOCK	March 10, 2004

George Hancock Interim Chief Executive Officer Chairman of the Board Director and Founder

By	/s/ JAMES K. HILGER	March 10, 2004

James K. Hilger Vice President and Chief Financial Officer

By	/s/ JASON W. REES	March 10, 2004

Jason W. Rees Controller and Chief Accounting Officer

By	/s/ SCOTT S. BARNUM	March 10, 2004

Scott S. Barnum Director

By	/s/ KURT DAMMEIER	March 10, 2004

Kurt Dammeier Director

By	/s/ NANCY MOOTZ	March 10, 2004

Nancy Mootz Director

By	/s/ SCOTT SVENSON	March 10, 2004

Scott Svenson Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors Pyramid Breweries Inc.:

      We have audited the accompanying balance sheets of Pyramid Breweries Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Pyramid Breweries Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors’ expressed an unqualified opinion on those financial statements, before the revision described in Note 1 to the financial statements, in their report dated January 25, 2002.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Breweries Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed above, the financial statements of Pyramid Breweries Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of Pyramid Breweries Inc. other than with respect to such disclosures and accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ KPMG LLP

Seattle, Washington,

January 23, 2004

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

PYRAMID BREWERIES INC.

BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,558,000	$596,000
Short-term investments	492,000	2,750,000
Accounts receivable, net of allowance for doubtful accounts of $20,000 as of December 31, 2003 and 2002	1,281,000	1,944,000
Inventories	1,654,000	1,590,000
Prepaid expenses and other	756,000	626,000

Total current assets	5,741,000	7,506,000
Long term investments	—	492,000
Note receivable — related party	81,000	94,000
Fixed assets, net	21,406,000	20,682,000
Goodwill	415,000	415,000
Other	141,000	106,000

Total assets	$27,784,000	$29,295,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,349,000	$952,000
Accrued expenses	1,562,000	1,747,000
Refundable deposits	487,000	506,000
Note payable — current	20,000	20,000
Deferred rent — current	199,000	124,000
Dividends payable	379,000	374,000

Total current liabilities	3,996,000	3,723,000
Note payable, net of current	16,000	31,000
Deferred rent, net of current	1,569,000	1,005,000

Total liabilities	5,581,000	4,759,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,620,000 and 8,504,000 shares issued and outstanding	86,000	85,000
Additional paid-in capital	36,374,000	36,041,000
Note receivable — related party	(764,000)	(782,000)
Deferred stock-based compensation	(27,000)	(47,000)
Accumulated deficit	(13,466,000)	(10,761,000)

Total stockholders’ equity	22,203,000	24,536,000

Total liabilities and stockholders’ equity	$27,784,000	$29,295,000

See accompanying notes to financial statements.

PYRAMID BREWERIES INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

Gross sales	$36,378,000	$35,523,000	$31,995,000
Less excise taxes	1,753,000	1,711,000	1,572,000

Net sales	34,625,000	33,812,000	30,423,000
Cost of sales	27,640,000	25,360,000	22,877,000

Gross margin	6,985,000	8,452,000	7,546,000
Selling, general and administrative expenses	8,492,000	8,678,000	9,129,000

Operating loss	(1,507,000)	(226,000)	(1,583,000)
Other income, net	312,000	380,000	542,000

(Loss) income before income taxes	(1,195,000)	154,000	(1,041,000)
(Provision) benefit for income taxes	(3,000)	98,000	(574,000)

Net (loss) income	$(1,198,000)	$252,000	$(1,615,000)

Basic and diluted net (loss) income per share	$(0.14)	$0.03	$(0.20)

Weighted average basic shares outstanding	8,452,000	8,203,000	7,987,000

Weighted average diluted shares outstanding	8,452,000	8,243,000	7,987,000

Cash dividends declared per share	$0.176	$0.176	$0.176

See accompanying notes to financial statements.

PYRAMID BREWERIES INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Note
	Common Stock		Additional	Receivable-	Deferred		Total
			Paid-in	Related-	Stock-Based	Accumulated	Stockholders’
	Shares	Amount	Capital	Party	Compensation	Deficit	Equity

Balance, December 31, 2000	7,863,000	$79,000	$34,338,000	$—	$—	$(6,479,000)	$27,938,000
Net loss	—	—	—	—	—	(1,615,000)	(1,615,000)
Dividends declared	—	—	—	—	—	(1,442,000)	(1,442,000)
Shares issued	32,000	—	63,000	—	—	—	63,000
Exercised stock options	416,000	4,000	841,000	(787,000)	—	—	58,000
Stock-based compensation	—	—	186,000	—	60,000	—	246,000
Deferred compensation	—	—	246,000	—	(246,000)	—	—
Shares repurchased and retired	(11,000)	—	(25,000)	—	—	—	(25,000)

Balance, December 31, 2001	8,300,000	$83,000	$35,649,000	$(787,000)	$(186,000)	$(9,536,000)	$25,223,000
Net income	—	—	—	—	—	252,000	252,000
Dividends declared	—	—	—	—	—	(1,477,000)	(1,477,000)
Shares issued	35,000	—	71,000	—	—	—	71,000
Exercised stock options	169,000	2,000	315,000	—	—	—	317,000
Stock-based compensation	—	—	6,000	—	139,000	—	145,000
Note repayment	—	—	—	5,000	—	—	5,000

Balance, December 31, 2002	8,504,000	$85,000	$36,041,000	$(782,000)	$(47,000)	$(10,761,000)	$24,536,000
Net loss	—	—	—	—	—	(1,198,000)	(1,198,000)
Dividends declared	—	—	—	—	—	(1,507,000)	(1,507,000)
Shares issued	25,000	—	58,000	—	—	—	58,000
Exercised stock options	91,000	1,000	203,000	—	—	—	204,000
Stock-based compensation	—	—	72,000	—	20,000	—	92,000
Note repayment	—	—	—	18,000	—	—	18,000

Balance, December 31, 2003	8,620,000	$86,000	$36,374,000	$(764,000)	$(27,000)	$(13,466,000)	$22,203,000

See accompanying notes to financial statements.

PYRAMID BREWERIES INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES:
Net (loss) income	$(1,198,000)	$252,000	$(1,615,000)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,443,000	2,202,000	2,141,000
Stock-based compensation expense	92,000	145,000	246,000
Interest expense	5,000	7,000	—
Loss (gain) on sale of fixed assets	2,000	(4,000)	10,000
Deferred income taxes	—	—	574,000
Deferred rent	639,000	(124,000)	5,000
Changes in operating assets and liabilities:
Accounts receivable	663,000	(519,000)	239,000
Inventories	(64,000)	(412,000)	(14,000)
Prepaid expenses and other	(192,000)	(432,000)	47,000
Accounts payable and accrued expenses	212,000	549,000	(62,000)
Refundable deposits	(19,000)	(44,000)	16,000

Net cash provided by operating activities	2,583,000	1,620,000	1,587,000

INVESTING ACTIVITIES:
Purchases of short-term investments	(2,455,000)	(5,044,000)	(5,569,000)
Proceeds from the sale and maturities of short-term investments	5,205,000	6,944,000	5,569,000
Acquisitions of fixed assets	(3,142,000)	(2,282,000)	(1,079,000)
Proceeds from sale of fixed assets	—	16,000	15,000
Long-term investments	—	—	(492,000)

Net cash used in investing activities	(392,000)	(366,000)	(1,556,000)

FINANCING ACTIVITIES:
Proceeds from sale of common stock and option exercises	262,000	388,000	121,000
Notes receivable	31,000	18,000	(107,000)
Repayment on note payable	(20,000)	(20,000)	—
Cash dividends paid	(1,502,000)	(1,469,000)	(1,391,000)
Shares repurchased and retired	—	—	(25,000)

Net cash used in financing activities	(1,229,000)	(1,083,000)	(1,402,000)

Increase (decrease) in cash and cash equivalents	962,000	171,000	(1,371,000)
Cash and cash equivalents at beginning of year	596,000	425,000	1,794,000

Cash and cash equivalents at end of year	$1,558,000	$596,000	$423,000

Non-cash transactions:
Note payable for acquisition of assets	$—	$—	$63,000
Note receivable for exercise of stock options	—	—	787,000

See accompanying notes to financial statements.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations and Significant Accounting Policies

The Company

      Pyramid Breweries Inc. (the Company), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and sodas. The Company operates breweries and restaurants in Seattle, Washington and Berkeley, Walnut Creek, and Sacramento California. The Company sells its products through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid and Thomas Kemper brands. The Company also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label.

      In March 1995, the Company opened the Seattle, Washington Brewery near downtown Seattle. This brewery and 340-seat alehouse has an estimated annual production capacity of 50,000 barrels as of December 31, 2003.

      In December 1995, the Company sold 2,000,000 shares of common stock in an initial public offering (the Offering). Net proceeds from the Offering amounted to approximately $34,156,000 and have been used to fund the Company’s growth and expansion plans.

      In February 1997, the Company opened the Berkeley Brewery in Berkeley, California. This brewery and 350-seat alehouse has an estimated annual beer production capacity of 150,000 barrels as of December 31, 2003.

      In March 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of the Thomas Kemper Soda Company. This acquisition expanded the Company’s product line to include a range of premium soft drinks, including root beer and cream soda.

      In May 2002, the Company opened the Walnut Creek Alehouse and Brewery in Walnut Creek, California. The alehouse has seating for 275 plus an outdoor patio seating area and an estimated annual brewing capacity of 2,600 barrels as of December 31, 2003.

      In July 2003, the Company opened the Sacramento Alehouse and Brewery in Sacramento, California. The alehouse has seating for 295 plus an outdoor patio seating area and an estimated annual brewing capacity of 1,600 barrels as of December 31, 2003.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with multiple financial institutions.

Short-Term Investments

      The Company’s investments are primarily comprised of fixed rate certificates of deposit and taxable variable rate notes with maturity dates of less than one year. Investments are custodied with major financial institutions. The specific identification method is used to determine the cost basis of investments sold or matured. At December 31, 2003 and December 31, 2002, substantially all of the Company’s short-term investments were classified as available for sale. These investments are recorded on the balance sheet at fair value. During the years ended December 31, 2003 and 2002, the Company realized cash proceeds, net of purchases, on the sales and maturities of short-term investments in the amount of $2,750,000 and $1,900,000, respectively. There were no unrealized or realized gains or losses during the years ended December 31, 2003, 2002 and 2001.

Accounts Receivable

      The Company’s accounts receivable balance includes balances from trade sales and other miscellaneous receivables. As December 31, 2002, $98,000 related to a tax refund was included in the accounts receivable balance. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience. Account balances that are deemed uncollectable, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Fixed Assets

      Fixed assets are stated at cost less accumulated depreciation and amortization. Significant additions and improvements are capitalized. Repairs and maintenance are expensed as incurred. Upon disposition of fixed assets, gains and losses are recorded in the statements of operations. Depreciation is provided using the straight-line method over lives ranging from three to 25 years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the lease.

      Returnable containers (primarily kegs) are capitalized at cost, depreciated over the estimated useful life of five to ten years, and are included in fixed assets. Refundable deposits represent the Company’s liability for deposits charged to customers for returnable containers. Estimated useful lives are as follows:

Brewery and retail equipment	5 to 25 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of lease term or life of 3 to 25 years

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

Preopening Costs

      The Company accounts for preopening costs related to new restaurants in accordance with Statement of Position 98-5, “Recording the Cost of Start-Up Activities” and accordingly, there were no unamortized preopening costs at December 31, 2003 and 2002. All preopening costs are expensed as incurred.

Website Design Costs

      Website design costs related to developing, programming, and customizing applications of the Company’s website, www.PyramidBrew.com, are capitalized in other assets and amortized over a two-year period. Net unamortized website design costs totaled approximately $25,000 and $52,000 at December 31, 2003 and 2002, respectively. Amortization of website design costs totaled approximately $27,000, $49,000 and $40,000 respectively, for the years ended December 31, 2003, 2002 and 2001. Website design costs relating to developing, programming and customizing applications are capitalized and amortized in accordance with Emerging Issues Task Force (EITF) 00-2, “Accounting for Website Development Costs.” Costs of operating and maintaining the website are expensed as incurred.

Goodwill

      The excess of cost over fair value of the net assets of businesses acquired was capitalized as goodwill and amortized on a straight-line basis over 10 years, prior to the 2002 fiscal year. Amortization of goodwill totaled approximately $80,000 for the year ended December 31, 2001. Accumulated amortization at December 31, 2003 and 2002 was approximately $388,000 and relates entirely to the Company’s previous acquisition of Thomas Kemper Soda. The goodwill is included in the Beverage Operations segment.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Effective January 1, 2002, the Company adopted SFAS No. 142. The Company would recognize an impairment charge for the amount by which the carrying amount of an identified reporting unit’s goodwill exceeds its fair value. Based on the transitional impairment test and the annual impairment tests performed, there was no impairment of goodwill during the years ended December 31, 2003 and 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

      The annual amortization of existing goodwill of approximately $80,000 ceased on December 31, 2001. The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the accounting standard been in effect for the year ended December 31, 2001:

Year Ended
December 31,
2001

Net loss as reported	$(1,615,000)
Adjustments:
Amortization of goodwill	80,000

Net loss as adjusted	$(1,535,000)

Basic and diluted net loss per share as reported	$(0.20)
Basic and diluted net loss per share as adjusted	$(0.19)

Revenue Recognition

      The Company recognizes revenue from the sale of wholesale beer and soda products at the time of shipment, when the title of the Company’s products passes to the customer in accordance with distributor sales agreements and collectibility is probable. The Company’s revenue from its alehouses are comprised of food, beverage and merchandise, and are recognized at the time of sale.

Shipping and Handling Costs

      Shipping and handling amounts paid to the Company by customers are included in gross sales. The actual costs of shipping and handling paid by the Company are included in cost of sales.

Excise Taxes

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

      As represented on the statement of operations, gross sales of the Company represents billed to customer activities. Excise taxes are taxes paid by the Company to state and federal government agencies. Net sales represent revenues to the Company net of applicable state and federal excise taxes.

Advertising Costs

      Advertising costs are expensed as incurred. Total advertising expense was approximately $228,000, $252,000 and $560,000 in 2003, 2002 and 2001, respectively.

      The Company engages in cooperative advertising programs and buy-down programs with resellers. The expenditures associated with buy down programs are included as an offset in gross sales. The costs of cooperative advertising programs are included in the selling, general and administrative expenses category. The costs of cooperative advertising amounts for the years ended December 31, 2003, 2002 and 2001 totaled approximately $89,000, $76,000 and $91,000, respectively. EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, addresses the timing, recognition and classification in the income statement of certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendor’s products or promotion of sales of the vendor’s products by the retailer or wholesaler. The Company adopted EITF 01-9 in the first quarter of the fiscal year 2002. The advertising costs meet the requirements of EITF 01-9 to be included in expenses rather than as an offset to revenues and therefore, the adoption of EITF 01-9 did not have an effect on the results of operations of the Company.

Other Income, net

      Other income, net consists of interest income, parking fee income and other non-operating income and expenses. Other Income, net, is comprised of:

	Year Ended December 31,

	2003	2002	2001

Interest income	$56,000	$102,000	$271,000
Interest expense	(5,000)	(7,000)	—
Parking income	216,000	234,000	257,000
(Loss) gain on sale of assets	(3,000)	4,000	(10,000)
Other income	48,000	47,000	24,000

Other income, net	$312,000	$380,000	$542,000

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

      Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. Management has established a valuation allowance for the portion of the deferred tax assets that do not meet the recognition criteria of SFAS No. 109, “Accounting for Income Taxes”. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

Earnings Per Share

      Basic earnings (loss) per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares outstanding, excluding shares subject to repurchase, during the year. Options outstanding as of December 31, 2003 totaling approximately 758,000 are not included in the diluted earnings per share calculation because their effects are anti-dilutive. Approximately 261,000 options outstanding as of December 31, 2002 are not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares. Options outstanding as of December 31, 2001 totaling approximately 810,000 are not included in the diluted earnings per share calculation because their effects are anti-dilutive. Diluted earnings (loss) per share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Years ended December 31,

	2003	2002	2001

Net (loss) income	$(1,198,000)	$252,000	$(1,615,000)
Shares:
Weighted average shares outstanding	8,502,000	8,363,000	8,118,000
Shares subject to repurchase	(50,000)	(160,000)	(131,000)

Weighted average basic shares outstanding	8,452,000	8,203,000	7,987,000

Basic earnings per share	$(0.14)	$0.03	$(0.20)

Stock option dilution	—	40,000	—

Weighted average diluted shares outstanding	8,452,000	8,243,000	7,987,000

Diluted earnings per share	$(0.14)	$0.03	$(0.20)

Stock Based Compensation

      At December 31, 2003, the Company has stock-based compensation plans which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148. Accordingly, no compensation cost has been recognized for the fair value of options issued under the employee and director plans (the Plans) except as described in Note 4. Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company’s net loss and net loss per share for the years ended December 31, 2003, 2002 and 2001, would have been as follows:

	Years Ended December 31,

	2003	2002	2001

Net (loss) income as reported	$(1,198,000)	$252,000	$(1,615,000)
Add: Employee stock-based compensation cost as reported	92,000	145,000	246,000
Less: Employee stock-based compensation cost determined under the fair value based method	(206,000)	(304,000)	(569,000)

Net (loss) income pro forma	$(1,312,000)	$93,000	$(1,938,000)
Basic and diluted net (loss) income per share as reported	$(0.14)	$0.03	$(0.20)
Basic and diluted net (loss) income per share pro forma	$(0.15)	$0.01	$(0.24)

      The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: 2003 risk-free interest rates ranging from 2.95% to 3.98%, 2002 risk-free rate of 4.76% and 2001 risk-free interest rates ranging from 2.13% to 6.87%; all other assumptions are consistent over the years presented, expected option lives of seven years; expected volatility of 51% and expected future dividends of $0.176 per share. The weighted-average fair value of options granted during the years 2003, 2002 and 2001 was $0.83, $0.63 and $1.46, respectively. The effect of applying SFAS No. 123 for providing pro-forma disclosures is not indicative of future results.

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

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement was effective for the 2003 fiscal year. The adoption of SFAS 143 did not have a material impact on the Company’s financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires recording of a liability for the fair value of the guarantee at the inception of certain guarantees issued or modified after December 31, 2002. FIN 45 also requires disclosures about a guarantor’s obligations under certain guarantees. Adoption of the interpretation did not have a material impact on the Company’s financial position or results of operations.

2.     Inventories

      Inventories consist of the following:

	December 31,

	2003	2002

Raw materials	$664,000	$821,000
Work in process	155,000	162,000
Finished goods	835,000	607,000

	$1,654,000	$1,590,000

      Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

3.     Fixed Assets

      Fixed assets consist of the following:

	December 31,

	2003	2002

Brewery and retail equipment	$16,402,000	$15,121,000
Furniture and fixtures	952,000	916,000
Leasehold improvements	17,587,000	15,525,000
Construction in progress	101,000	609,000

	35,042,000	32,171,000
Less accumulated depreciation and amortization	(13,636,000)	(11,489,000)

	$21,406,000	$20,682,000

      Total depreciation and amortization expense was approximately $2,365,000, $2,111,000 and $2,021,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

4.     Note Receivable — Related Party

      In June 2001, the Company issued a $787,000 full recourse note to the Company’s Chief Executive Officer (CEO) in exchange for the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to the CEO to fund his payment of taxes on the exercise of the options. The notes are due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares were unrestricted, except for being pledged as collateral for the loans, and the remaining 252,300 shares would become unrestricted over the next year. As of December 31, 2003, 50,000 shares remained restricted. Compensation expense on the shares is accounted for under the variable accounting method until the shares become unrestricted. During the years ended December 31, 2003, 2002 and 2001, the Company recorded approximately $88,000, $139,000 and $241,000, respectively, in compensation expense in connection with this arrangement, which is included in selling, general and administrative expenses.

5.     Walnut Creek

      In October 2001, the Company purchased assets of an alehouse in Walnut Creek, California for $268,000. In addition, the Company assumed the sublease of the location. The purchase was made by a $205,000 cash payment and the balance was financed through an $80,000 non-interest bearing note due in four annual equal payments beginning October 2002. The note payable was recorded using a 10% discount rate. As of December 31, 2003, a net balance of approximately $36,000 remained payable on the note.

6.     Sacramento

      In April 2002, the Company signed a lease with the County Supervisors Association of California to lease building space in Sacramento, California with payments commencing on July 2003. The Company spent approximately $1.9 million, net of an $800,000 incentive provided by the landlord, to build-out the alehouse and brewery facility. Completed and opened in July 2003, the Sacramento Alehouse is located in a leased building of approximately 9,500 square feet. The restaurant has a small, on-site brewery with an estimated beer production capacity of 1,600 barrels. The building was leased commencing in July 2003 for an initial 10-year and 8-month term, with options to extend the lease term for two five-year periods.

7.     Accrued Expenses

      Accrued expenses consist of the following:

	December 31,

	2003	2002

Salaries, wages and related accruals	$529,000	$963,000
Barrel taxes	100,000	118,000
Other accruals	933,000	666,000

	$1,562,000	$1,747,000

8.     Income Taxes

      The (provision) benefit for income taxes included in the statements of operations consists of the following:

	December 31,

	2003	2002	2001

Current	$(3,000)	$98,000	$—
Deferred	—	—	(574,000)

	$(3,000)	$98,000	$(574,000)

      The (provision) benefit for income taxes differed from the amount obtained by applying the federal statutory income tax rate to (loss) income before income taxes, as follows:

	December 31,

	2003	2002	2001

Federal statutory rate	34.0%	(34.0)%	34.0%
State taxes, net of federal income tax benefit	2.1	(2.1)	2.1
Meals and entertainment	(5.2)	(41.1)	(6.0)
Valuation allowance	(30.6)	141.2	(85.3)

	0.3%	64.0%	(55.2)%

      Deferred income tax assets and liabilities are included in the balance sheet at December 31, 2003 and 2002, as follows:

	December 31,

	2003	2002

Accelerated depreciation	$(1,569,000)	$(1,671,000)
Package design costs	165,000	161,000
Accrued vacation	73,000	61,000
Deferred rent	350,000	408,000
Net operating loss carryforwards	2,792,000	2,452,000
Other, net	174,000	203,000
Valuation allowance	(1,985,000)	(1,614,000)

	$—	$—

      At December 31, 2003, the Company had operating loss carryforwards for federal income tax purposes of approximately $7,728,000, which are available to offset future federal taxable income through 2023 and begin to expire in 2017. During 2003, 2002 and 2001 the valuation allowance against deferred tax assets increased by approximately $371,000, decreased by approximately $221,000, and increased by approximately $891,000, respectively. The Company does not believe that its net deferred tax assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a valuation allowance has been established, to the extent deferred tax assets exceed deferred tax liabilities.

9.     Operating Leases

      The Company leases its office, warehouse and plant facilities under operating leases in Seattle, Washington and Berkeley, Walnut Creek and Sacramento, California. Leases at December 31, 2003 were:

	Expiration
Location	Year	Extension Options

Berkeley, California	2010	Two additional five year periods
Sacramento, California	2014	Two additional five year periods
Seattle, Washington	2004	Three additional five year periods
Walnut Creek, California	2012	Three additional five year periods and one additional four year period

      These lease agreements contain provisions for free rent periods, scheduled rent increases and tenant improvement reimbursements. Accordingly, the Company has recorded deferred rent liabilities of approximately $1,768,000 and $1,129,000 at December 31, 2003 and 2002, respectively, representing the pro rata rent which would have been due if equal payments had been required under the lease terms. During 2003 the Company received an $800,000 tenant improvement incentive related to the construction costs incurred in the build-out of the Sacramento Alehouse facility. The $800,000 cash receipt was recorded as a deferred rent liability and will be amortized over the life of the lease. The Company also leases storage and distribution facilities under month-to-month lease agreements.

      At December 31, 2003, future minimum rental payments are as follows:

2004	1,238,000
2005	1,033,000
2006	1,107,000
2007	1,109,000
2008	1,111,000
Thereafter	3,280,000

$8,878,000

      Total rent expense was approximately $1,027,000, $908,000 and $732,000 in 2003, 2002 and 2001, respectively.

10.     Commitments and Contingencies

      The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

11.     Cash Dividend

      The Board of Directors announced on November 13, 2003, the declaration of a $0.044 per common share dividend payable on January 16, 2004 to shareholders of record on December 31, 2003. The cash dividends declared in November 2003 totaled approximately $379,000 for all common stock outstanding as of the dates of record. During the years ended December 31, 2003, 2002 and 2001, the Company paid approximately $1,502,000, $1,469,000 and $1,391,000, or $0.176 per common share, of cash dividends, respectively.

12.     Stock Buyback Plan

      On December 15, 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2,000,000 of the Company’s outstanding common stock on the open market. During the year ended December 31, 2001, the Company repurchased 11,726 shares of common stock at costs of approximately $25,000. No shares were repurchased during 2003 and 2002.

13.	Major Customers and Financial Instruments

      Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, short-term investments and interest-bearing deposits. The Company’s short-term investments consist primarily of fixed rate certificates of deposit and taxable auction variable rate notes with 28 day reset periods. The Company’s interest-bearing deposits are placed with major financial institutions. Wholesale distributors account for substantially all accounts receivable; therefore, this concentration of risk is limited due to the number of distributors, their geographic dispersion and state laws regulating the financial affairs of distributors of alcoholic beverages.

      During the years ended December 31, 2003, 2002 and 2001, one customer comprised approximately 18%, 21% and 24% of the Company’s revenue, respectively. Accounts receivable at December 31, 2003 and 2002 include approximately $228,000 and $498,000, respectively, due from this customer.

      As of December 31, 2003 and 2002, the carrying amounts for cash and cash equivalents, short term investments, notes receivable and notes payable approximate their fair values.

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

      Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total

	(Dollars in thousands)
Year ended December 31, 2003
Gross revenues from external customers	$23,958	$12,420	$—	$36,378
Net revenues from external customers	22,205	12,420	—	34,625
Intersegment revenues	442	—	(442)	—
Interest income	—	—	56	56
Depreciation and amortization	1,564	668	211	2,443
Operating income (loss)	1,915	719	(4,141)	(1,507)
Capital expenditures	515	2,496	131	3,142
Total assets	17,509	6,736	3,539	27,784
Year ended December 31, 2002
Gross revenues from external customers	$25,196	$10,327	$—	$35,523
Net revenues from external customers	23,485	10,327	—	33,812
Intersegment revenues	359	—	(359)	—
Interest income	—	—	102	102
Depreciation and amortization	1,601	439	162	2,202
Operating income (loss)	1,671	975	(2,872)	(226)
Capital expenditures	421	1,605	256	2,282
Total assets	18,952	4,871	5,472	29,295
Year ended December 31, 2001
Gross revenues from external customers	$23,539	$8,456	$—	$31,995
Net revenues from external customers	21,967	8,456	—	30,423
Intersegment revenues	292	—	(292)	—
Interest income	—	—	271	271
Depreciation and amortization	1,582	414	145	2,141
Operating income (loss)	257	944	(2,784)	(1,583)
Capital expenditures	354	533	192	1,079
Total assets	19,220	3,642	6,743	29,605

Other

      Other consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for accounts receivable, inventory, goodwill and fixed assets specific to a segment.

15.	Employee Benefit Plans

Employee Stock Purchase Plan

      In May 2003, the Company adopted and its shareholders approved, an Employee Stock Purchase Plan (the 2003 Purchase Plan) which allows eligible employees to acquire shares of common stock of the Company at a discount. Eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. A total of 500,000 shares of common stock are available under the 2003 Purchase Plan. Generally, all of the Company’s officers and employees who have been employed by the Company for at least six months and who are regularly scheduled to work more than twenty hours per week are eligible to participate in the 2003

Purchase Plan. The 2003 Purchase Plan will generally operate in successive three month periods, or offering periods, commencing on each January 1, April 1, July 1 and October 1 of each year and end on the next March 31, June 31, September 31 and December 31, respectively, occurring thereafter. The 2003 Purchase Plan expires February 5, 2013. There were 11,016 shares issued under the 2003 Purchase Plan during 2003 at a weighted-average price of approximately $2.45 per share. Under the previous employee stock purchase plan, which expired, there were 29,356 and 25,344 shares issued during 2002 and 2001 at a weighted-average price of approximately $1.90 and $1.78 per share, respectively. Fair value assumptions of the Employee Stock Purchase Plan are based on the same assumptions used in the stock option plans.

     Employee Stock Option Plans

      The Company’s Amended and Restated 1995 Employee Stock Option Plan (the Employee Plan) permits the granting of options to employees. A total of 1,565,000 shares have been reserved under the Employee Plan. The options are granted at the fair market value of the Company’s common stock at the date of grant. Each outstanding option has a term of 10 years from the date of grant and vests over a period of three years. Shares available for future grants at December 31, 2003 totaled 354,000.

      The Company’s Non-Employee Director Stock Option Plan (the Director Plan) provides for the granting of stock options covering 5,000 shares of common stock to be made automatically on the date of each annual meeting of stockholders to each non-employee director of the Company, so long as shares of common stock remain available under the Director Plan. A total of 250,000 shares have been reserved under the Director Plan. As of December 31, 2003, 155,000 options were available for future grants. Each outstanding option granted under this plan has a term of 10 years from the date of grant and vests immediately.

      Information with respect to the Plans follows:

	Share Subject	Option Price	Average
	to Option	Range	Exercise Price

Options outstanding at December 31, 2000	1,212,000	$1.56 - 12.25	$2.56
Granted	260,000	$2.13 - 2.67	$2.33
Forfeitures	(246,000)	$1.82 - 10.75	$3.25
Exercised	(416,000)	$1.56 - 2.67	$2.03

Options outstanding at December 31, 2001	810,000	$1.56 - 12.25	$2.55
Granted	380,000	$2.19 - 2.48	$2.30
Forfeitures	(189,000)	$1.70 - 12.25	$2.29
Exercised	(169,000)	$1.70 - 2.00	$1.87

Options outstanding at December 31, 2002	832,000	$1.56 - 10.75	$2.63
Granted	165,000	$2.96 - 3.10	$2.99
Forfeitures	(148,000)	$2.33 - 10.75	$2.95
Exercised	(91,000)	$1.70 - 2.56	$2.24

Options outstanding at December 31, 2003	758,000	$1.56 - 10.75	$2.69

      Information about options outstanding at December 31, 2003 follows:

	Weighted-
	Average		Weighted-
Options	Remaining	Options	Average
Outstanding	Contractual Life	Exercisable	Exercise Price

22,500	29 Months	22,500	$10.75
5,000	36 Months	5,000	$4.75
6,000	38 Months	6,000	$4.13
66,000	54 Months	66,000	$2.56
1,700	57 Months	1,700	$1.56
50,000	70 Months	50,000	$2.00
10,000	72 Months	10,000	$1.82
10,000	76 Months	10,000	$1.75
11,200	77 Months	11,200	$1.82
16,500	79 Months	16,500	$1.82
100,000	83 Months	100,000	$2.00
15,000	88 Months	15,000	$2.67
75,000	90 Months	60,900	$2.57
5,000	96 Months	3,300	$2.45
10,000	98 Months	4,800	$2.30
14,600	98 Months	5,600	$2.29
25,000	100 Months	25,000	$2.48
49,500	100 Months	49,500	$2.33
100,000	105 Months	46,000	$2.19
25,000	112 Months	25,000	$3.10
120,000	117 Months	—	$2.96
20,000	120 Months	—	$3.02

758,000		554,000	$2.69

      The Company had options exercisable of 401,000, with a weighted-average exercise price of $3.00 and options exercisable of 493,000 with a weighted-average exercise price of $2.87 as of December 31, 2002 and 2001, respectively.

Employee 401(k) Plan

      The Company has a 401(k) plan for all eligible employees. Employees who are at least age 21 become eligible to participate following the first plan quarter in which they perform at least 250 hours of service. Employees can elect to contribute up to 50% of their eligible compensation to the 401(k) plan subject to Internal Revenue Services limitations. The Company generally matches employee contributions (that do not exceed 6% of the employee’s compensation) at the rate of 50%. The Company may also make additional discretionary contributions. The Company’s matching contributions for the years ended December 31, 2003, 2002 and 2001, totaled approximately $80,000, $77,000 and $93,000, respectively.

16.	Shareholder Rights Plan

      In June 1999, the Board of Directors adopted a shareholder rights agreement (the “Rights Agreement”) and declared a distribution of one preferred share purchase right (a “Right”). Under certain conditions, each Right may be exercised to purchase a unit equal to 1/1000 of a share of Series RP Preferred Stock at a purchase price of $12.00 (the “Purchase Price”), subject to adjustment. The rights are evidenced by our common stock certificates and automatically trade with our common stock. The rights are not exercisable unless a person or group acquires, or commences (or announces an intention to commence) a tender or exchange offer to acquire 20% or more of our common stock without the approval of our Board of Directors. If a person or group acquires more than 20% of the then outstanding shares of common stock, each Right will entitle its holder (other than such acquiring person or group) to receive, on exercise, common stock (or, in certain circumstances, other Pyramid securities) having a value equal to two times the then-applicable Purchase Price of the Right. In addition, if we are thereafter acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring company’s common shares having a market value of twice the Right’s exercise price. We will be entitled to redeem the Rights at $0.001 per Right at any time prior to the earlier of the expiration of the Rights in June 2009 or the time that a person has acquired a 20% position.

17.	Subsequent Events (Unaudited)

      The Board of Directors announced on March 5, 2004, the declaration of a $0.044 per common share dividend payable on April 12, 2004 to shareholders of record on March 31, 2004.

      On January 26, 2004 the Company and Portland Brewing Company, an Oregon corporation, announced that they had entered into an asset purchase agreement. Per the asset purchase agreement, Pyramid Breweries Inc. will acquire Portland Brewing Company’s brewery and alehouse assets for total consideration of approximately $4.2 million, consisting of a combination of assumed liabilities, cash and, at the Company’s sole option, shares of the Company’s unregistered common stock. The terms of the transaction also include a 5-year earn out which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period. The transaction is subject to approval by the shareholders of Portland Brewing, and other customary closing conditions. However, shareholders representing at least 74% of Portland Brewing’s outstanding voting power are committed to vote in favor of the transaction pursuant to a voting agreement. The transaction is expected to close in the second quarter of 2004.

      On February 26, 2004 the Company announced that Martin Kelly is stepping down as Chairman and Chief Executive Officer. The Company has appointed Pyramid founder and director George Hancock as non-executive Chairman and has immediately commenced the process of recruiting a new CEO. Mr. Hancock was formerly Chairman of the Board and served as CEO from 1992 through 1999. Until a successor CEO has been named, Mr. Hancock will oversee the Company’s day to day operations. The termination of Mr. Kelly’s employment will be handled in accordance with a preexisting employment agreement resulting in an expense and cash charge during the first quarter of 2004.

18.	Interim Financial Data (Unaudited)

      The following table presents the results of operations for each of the four quarters in 2003 and 2002. This quarterly information is unaudited, has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in the Company’s quarterly results of operations, including timing of new product introduction, seasonality of demand, any decrease in the demand for craft beers and general economic conditions. As a result, the Company’s results of operations for any quarter are not necessarily indicative of results for any future period.

	2003 Quarters Ended				2002 Quarters Ended

	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31

	(in thousands except per share amounts)
Gross sales	$8,755	$10,765	$9,882	$6,976	$8,641	$9,871	$10,177	$6,834
Less excise taxes	426	493	481	353	434	463	472	342

Net sales	8,329	10,272	9,401	6,623	8,207	9,408	9,705	6,492
Cost of sales	7,189	8,082	6,901	5,468	6,255	6,947	7,021	5,136

Gross margin	1,140	2,190	2,500	1,155	1,952	2,461	2,684	1,356
Selling, general and administrative expenses	2,145	2,264	2,160	1,923	2,149	2,135	2,220	2,175

Operating (loss) income	(1,005)	(74)	340	(768)	(197)	326	464	(819)
Other income, net	44	118	106	44	61	137	130	52

(Loss) income before income taxes	(961)	44	446	(724)	(136)	463	594	(767)
(Provision) benefit for income taxes	—	—	(2)	(1)	98	—	—	—

Net (loss) income	$(961)	$44	$444	$(725)	$(38)	$463	$594	$(767)
Basic and diluted net (loss) income per share	$(0.11)	$0.01	$0.05	$(0.09)	$(0.00)	$0.06	$0.07	$(0.09)

Weighted average basic shares outstanding	8,492	8,456	8,443	8,417	8,292	8,235	8,173	8,112

Weighted average diluted shares outstanding	8,492	8,655	8,665	8,417	8,292	8,294	8,242	8,112

EXHIBIT INDEX

      The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number, which follows the description of the exhibit, indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

Exhibit
No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of Registrant
3	.2(1)	Form of Amended and Restated Bylaws of Registrant
3.3		Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999. (Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.)
4	.1(1)	Form of Common Stock Certificate
4.4		Directors Compensation Plan (Incorporated by reference to the Registrant’s Form S-8 dates June 26, 2002)
10	.1(1)	Lease between Harold W. Hill and the Registrant dated April 13, 1994
10	.2(1)	Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994
10	.3(1)	Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995
10	.4(1)	Distribution Agreement between the Registrant and Western Washington Beverage dated August 24, 1995
10	.5(1)	Registrant’s 1995 Employee Stock Option Plan
10	.6(1)	Registrant’s Non-Employee Director Stock Option Plan
10	.7(1)	Form of Non-Qualified Stock Option Agreement
10	.8(1)	Commercial Lease between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust and Pyramid Breweries California, Inc. dated November 1, 1995
10	.9(1)	Assignment, Assumption and Consent Agreement between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid Breweries California, Inc. and Pyramid Breweries Inc. dated November 17, 1995
10.10		Amended and Restated Employment Agreement between the Registrant and Martin Kelly dated June 19, 2001 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)
10.11		Employment Agreement between the Registrant and Gary McGrath (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.)
10.12		Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company, Inc., and the Registrant dated October 26, 2001. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)
10.13		Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)
10.14		Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)
10.15		Stock Purchase Agreement and Promissory Notes between the Company and Martin Kelly (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2001.)
10.16		Commercial Lease between County Supervisors Association of California and Pyramid Breweries, Inc. dated April 15, 2002. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)
10.17		Registrant’s 2003 Employee Stock Purchase Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

Exhibit
No.	Description

10.18	Registrant’s Non-Employee Director Stock Compensation Plan. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)
10.19	Asset Purchase Agreement between Pyramid Breweries Inc., Portland Brewing Company and PBC Acquisition, LLC dated January 26, 2004.
23.1	Consent of KPMG LLP
31.1	Certifications
31.2	Certifications
31.3	Certifications
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: George Hancock, Interim Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer.

(1)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).