Form 10-Q
period 2004-03-31
PYRAMID BREWERIES INC
filed 2004-05-17
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     Common stock, par value of $.01 per share: 8,680,090 shares of Common Stock outstanding as of March 31, 2004

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I

Item 1 — FINANCIAL STATEMENTS

PYRAMID BREWERIES INC.

BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$1,128,000	$1,558,000
Short term investments	492,000	492,000
Accounts receivable, net	1,570,000	1,281,000
Inventories	1,771,000	1,654,000
Prepaid expenses and other	598,000	756,000

Total current assets	5,559,000	5,741,000

Note receivable related party	79,000	81,000
Fixed assets, net	20,949,000	21,406,000
Goodwill	415,000	415,000
Other assets	235,000	141,000

Total assets	$27,237,000	$27,784,000

CURRENT LIABILITIES:
Accounts payable	$1,676,000	$1,349,000
Accrued expenses	2,002,000	1,562,000
Refundable deposits	464,000	487,000
Note payable-current	20,000	20,000
Deferred rent — current	199,000	199,000
Dividends payable	382,000	379,000

Total current liabilities	4,743,000	3,996,000
Note payable, net of current	17,000	16,000
Deferred rent, net of current	1,519,000	1,569,000

Total liabilities	6,279,000	5,581,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,680,000 and 8,620,000 shares issued and outstanding	87,000	86,000
Additional paid-in capital	36,494,000	36,374,000
Note receivable — related party	(763,000)	(764,000)
Deferred stock-based compensation	(16,000)	(27,000)
Accumulated deficit	(14,844,000)	(13,466,000)

Total stockholders’ equity	20,958,000	22,203,000

Total liabilities and stockholders’ equity	$27,237,000	$27,784,000

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Gross sales	$8,290,000	$6,976,000
Less excise taxes	409,000	353,000

Net sales	7,881,000	6,623,000
Cost of sales	6,494,000	5,468,000

Gross margin	1,387,000	1,155,000
Selling, general and administrative expenses	2,396,000	1,923,000

Operating loss	(1,009,000)	(768,000)
Other income, net	14,000	44,000

Loss before income taxes	(995,000)	(724,000)
Provision for income taxes	(1,000)	(1,000)

Net loss	$(996,000)	$(725,000)

Basic and diluted net loss per share	$(0.12)	$(0.09)
Weighted average shares outstanding	8,599,000	8,417,000
Cash dividend declared per share	$0.044	$0.044

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
OPERATING ACTIVITIES:	2004	2003

Net loss	$(996,000)	$(725,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	663,000	555,000
Stock-based compensation expense	(10,000)	4,000
Interest expense	1,000	1,000
Loss on sales of fixed assets	10,000	—
Deferred rent	(50,000)	(31,000)
Changes in operating assets and liabilities:
Accounts receivable	(289,000)	591,000
Inventories	(117,000)	(181,000)
Prepaid expenses and other	42,000	63,000
Accounts payable and accrued expenses	767,000	(28,000)
Refundable deposits	(23,000)	(32,000)

Net cash provided by (used in) operating activities	(2,000)	217,000
INVESTING ACTIVITIES:
Purchases of short-term investments	—	(1,155,000)
Proceeds from the sale and maturities of short-term investments	—	1,805,000
Acquisitions of fixed assets	(192,000)	(766,000)

Net cash used in investing activities	(192,000)	(116,000)
FINANCING ACTIVITIES:
Proceeds from the sale of common stock and option exercises	141,000	36,000
Note receivable	2,000	7,000
Cash dividends paid	(379,000)	(374,000)

Net cash used in financing activities	(236,000)	(331,000)

Decrease in cash and cash equivalents	(430,000)	(230,000)
Cash and cash equivalents at beginning of period	1,558,000	596,000

Cash and cash equivalents at end of period	$1,128,000	$366,000

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and in Berkeley, Walnut Creek and Sacramento, California. The Company is also currently in the process of acquiring all the brewing and restaurant assets of Portland Brewing Company located in Portland Oregon. The Company sells its beer through a network of selected independent distributors and alehouse locations primarily in Washington, Oregon and California under the Pyramid and, to a lesser extent, the Thomas Kemper brand. The Company also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of March 31, 2004, the Company’s products were distributed in 32 states and Canada. The Company also operates four restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

     The accompanying condensed financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, included in the Annual Report on Form 10-K.

Stock Based Compensation

     At March 31, 2004, the Company has stock-based compensation plans which are described more fully in Note 15 of the 2003 Annual Report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans) except as described in Note 4. Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company’s net loss and net loss per share for the quarters ended March 31, 2004 and 2003, would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$(996,000)	$(725,000)
Add: Stock-based compensation cost as reported	(10,000)	4,000
Less: Stock-based compensation cost determined under the fair value based method	(37,000)	(52,000)

Net income (loss) pro forma	$(1,043,000)	$(773,000)
Basic and diluted net loss per share as reported	$(0.12)	$(0.09)
Basic and diluted net loss per share pro forma	$(0.12)	$(0.09)

     There were no options granted in the first quarter of 2004 and 2003.

Revenue Recognition

     The Company recognizes revenue from the sale of wholesale beer and soda products at the time of shipment, when the title of the Company’s products passes to the customer, in accordance with distributor sales agreements, and collectibility is probable. The Company’s revenue from its alehouses is comprised of food, beverage and merchandise, and is recognized at the time of sale.

2. INVENTORIES:

	March 31,	December 31,
	2004	2003
Raw materials	$771,000	$664,000
Work in process	146,000	155,000
Finished goods	854,000	835,000

	$1,771,000	$1,654,000

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Inventory levels experience fluctuations in carrying levels and values based largely on seasonality.

3. FIXED ASSETS:

	March 31,	December 31,
	2004	2003
Brewery and retail equipment	$16,553,000	$16,402,000
Furniture and fixtures	975,000	952,000
Leasehold improvements	17,596,000	17,587,000
Construction in progress	85,000	101,000

	35,209,000	35,042,000
Less: accumulated depreciation and amortization	(14,260,000)	(13,636,000)

	$20,949,000	$21,406,000

     On March 25, 2004 the Company announced it had entered into an agreement to purchase the Berkeley Brewery and Alehouse facility located at 901 Gilman Street, Berkeley, California 94710 (the “Property”). Per the purchase agreement, Pyramid Breweries Inc. will acquire the Property for $7,000,000, payable at the close of escrow. The Company expects to allocate the purchase price, net of the related deferred rent liability, between land and building based on market rates, the Company’s existing investment in the building, and recent local area facility sales. The Company will also reclassify current balance items such as leasehold improvements to the building asset account.

4. NOTES RECEIVABLE RELATED PARTY

     In June 2001, the Company issued a $787,000 full recourse note to the Company’s Chief Executive Officer (CEO) in connection with for the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to the CEO to fund his payment of taxes on the exercise of the options. The notes are due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares were unrestricted, except for being pledged as collateral for the notes, and the remaining 252,300 shares become unrestricted by December 2004. During the quarters ended March 31, 2004 and 2003, the Company recorded a benefit of $10,000 and $2,000 in compensation expense, respectively, in connection with this equity-based compensation arrangement, which is included in selling, general and administrative expenses.

     On February 26, 2004 the Company announced that Martin Kelly was stepping down as Chairman and Chief Executive Officer. Mr. Kelly’s last official day was March 10th, 2004. Per an agreement with Mr. Kelly upon termination he had the right to require the Company to buy-back the 387,400 shares collateralizing the promissory notes and pay any balances owed under the notes, with any net cash balance made payable to Mr. Kelly. On April 9, 2004, Mr. Kelly exercised his right and the Company repurchased the 387,400 shares at a five day average market price of $3.18 per share. The total sales value of $1,233,000 was applied to the notes payable in the amount of $843,000, to interest balances in the amount of $25,000 with the balance of $365,000 was paid to Mr. Kelly.

5. ACCRUED EXPENSES

     Accrued expenses consist of the following:

	March 31,	December 31,
	2004	2003
Salaries, wages and related accruals	$923,000	$529,000
Barrel taxes	223,000	100,000
Other accruals	856,000	933,000

	$2,002,000	$1,562,000

6. OTHER INCOME, NET

     Other Income, net consists of interest income and parking fee income, and other non-operating income and expenses as follows:

	Three Months Ended March 31,
	2004	2003
Interest income	$6,000	$25,000
Interest expense	(1,000)	(1,000)
Parking income	6,000	8,000
Loss on sale of assets	(10,000)	—
Other income (expense)	13,000	12,000

Other income, net	$14,000	$44,000

7. LOSS PER SHARE

     Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the quarter, excluding shares subject to repurchase. The effect of stock options has not been included in the calculation of diluted net loss per share as the effect is antidilutive. Options to purchase approximately 628,000 and 794,000 shares of common stock were outstanding as of March 31, 2004 and 2003, respectively, but were not included in the computation of EPS because their effects are anitdilutive.

	Three Months Ended March 31,
	2004	2003
Net loss	$(996,000)	$(725,000)
Shares:
Weighted average shares outstanding	8,649,000	8,517,000
Shares subject to repurchase	(50,000)	(100,000)

Weighted average shares outstanding	8,599,000	8,417,000

Basic earnings per share	$(0.12)	$(0.09)

8. COMMITMENTS AND CONTINGENCIES:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial statements.

     On January 26, 2004, the Company and Portland Brewing Company, an Oregon corporation, announced that they had entered into an asset purchase agreement. Per the asset purchase agreement, Pyramid Breweries Inc. will acquire Portland Brewing Company’s brewery and alehouse assets for total consideration of approximately $4.2 million, consisting of a combination of assumed liabilities, cash and, at the Company’s sole option, shares of the Company’s unregistered common stock. The terms of the transaction also include a 5-year earn out which may result in additional payments to Portland Brewing Company based on sales of Portland Brewing brands during the earn-out period. The transaction is expected to close in the second quarter.

9. CASH DIVIDENDS:

     The Board of Directors announced on March 5, 2004, the declaration of a $0.044 per common share dividend payable on April 16, 2004 to shareholders of record on March 31, 2004. The Board of Directors also announced, on April 28, 2004, the declaration of a $0.022 per common share dividend payable on July 16, 2004 to shareholders of record on June 30, 2004. The April 28th, 2004 dividend declaration represents a decision the Board of Directors made to reduce the dividend by 50%. The cash dividends declared in the first quarter of 2003 and 2004 totaled approximately $382,000 for all common stock outstanding as of each record date.

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

     Products and Services

     The Company’s reportable segments include beverage operations and alehouses. Beverage operations include the production and sale of Pyramid ales and lagers, Thomas Kemper beers and Thomas Kemper Soda Company products. The alehouse segment consists of four full-service alehouses, which market and sell the full line of the Company’s beer and soda products as well as food and certain merchandise.

     Factors used to identify reportable segments

     The Company’s reportable segments are strategic business units that offer different products and services. These segments are managed separately because each business requires different production, management and marketing strategies.

     Measurement of segment profit and segment assets

     The accounting policies of the segments are the same as those described in the summary of critical accounting policies included in the notes to the financial statements included in the Company’s Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes and also considers nonrecurring gains and losses. The Company records intersegment sales at cost.

     Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total
	(Dollars in thousands)
Quarter ended March 31, 2004
Gross revenues from external customers	$5,261	$3,029	$—	$8,290
Net revenues from external customers	4,852	3,029	—	7,881
Intersegment revenues	94	—	(94)	—
Interest income	—	—	6	6
Depreciation and amortization	400	218	45	663
Operating (loss) income	348	(11)	(1,346)	(1,009)
Capital expenditures	83	62	47	192
Total assets	17,619	6,592	3,026	27,237
Quarter ended March 31, 2003
Gross revenues from external customers	$4,622	$2,354	$—	$6,976
Net revenues from external customers	4,269	2,354	—	6,623
Intersegment revenues	73	—	(73)	—
Interest income	—	—	25	25
Depreciation and amortization	388	114	53	555
Operating (loss) income	(58)	116	(826)	(768)
Capital expenditures	248	487	31	766
Total assets	18,546	5,249	4,355	28,150

     Other

     Other consists of interest income, general, administrative and marketing expense, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Other total assets include all assets except for accounts receivable, inventory, goodwill and fixed assets, which are presented by segment.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

	Three Months Ended March 31,
		% of		% of
	2004	Net Sales	2003	Net Sales
Gross sales	$8,290,000		$6,976,000
Less excise taxes	409,000		353,000

Net sales	7,881,000	100.0	6,623,000	100.0
Cost of sales	6,494,000	82.4	5,468,000	82.6

Gross margin	1,387,000	17.6	1,155,000	17.4
Selling, general and administrative expenses	2,396,000	30.4	1,923,000	29.0

Operating loss	(1,009,000)	(12.8)	(768,000)	(11.6)
Other income, net	14,000	0.2	44,000	0.7

Loss before income taxes	(995,000)	(12.6)	(724,000)	(10.9)
Benefit for income taxes	(1,000)	(0.0)	(1,000)	(0.0)

Net loss	$(996,000)	(12.6)	$(725,000)	(10.9)

Basic and diluted net loss per share	$(0.12)		$(0.09)

Weighted average shares outstanding	8,599,000		8,417,000

Operating data (in barrels):
Beer barrels shipped	27,000		23,000
Soda barrels shipped	8,000		7,000

Total barrels shipped	35,000		30,000

Annual production capacity	204,000		203,000

QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

     Gross Sales. Gross sales increased 18.8% to $8,290,000 in the first quarter ended March 31, 2004 from $6,976,000 in the same quarter of 2003. Wholesale beverage sales increased 13.6% to $5,261,000 in the first quarter ended March 31, 2004 from $4,622,000 in the same quarter of 2003. Total beverage barrel shipments increased 14.2% compared to prior year. Pyramid beer brand shipments increased 15.2% to 26,000 barrels. Total beer shipments, including Thomas Kemper beer, increased by 15.5% to 27,000 barrels. Shipments of Thomas Kemper Soda increased by 11.2% to 8,000 barrels from 7,000 barrels in the same quarter of the prior year. All five sales regions increased shipment volumes over the first quarter of 2003 with the Northwest and Southwest regions, the Companies two largest, leading the way with 16.2% and 14.0% volume increases respectively. Pyramid Hefeweizen, the Company’s top selling product, was up 13.2% in shipment volumes for the quarter. Alehouse sales increased 28.7%, to $3,029,000 in the first quarter ended March 31, 2004, from $2,354,000 in the same quarter of 2003 due to the addition of the Sacramento Alehouse, which opened in July 2003, contributing $724,000 in revenues for the quarter. On a same store basis, alehouse sales decreased $49,000 or 2.1% due to decreased patronage at the Walnut Creek, California Alehouse which has been negatively impacted by a high competition in the downtown Walnut Creek area.

     Excise Taxes. Excise taxes totaled 7.8% and 7.6% of gross beverage sales for the quarters ended March 31, 2004 and 2003, respectively. The increase in excise taxes as a percentage of gross sales was due mainly to a greater portion of beer sales. Per beer barrel shipped excise taxes increased slightly to $15.41 per beer barrel from $15.35 per barrel. This slight increase is the result of the Company attaining increased shipment volumes over the 60,000 barrel threshold for the year resulting in incremental beer volume being taxed at an $18 per barrel rate versus a $7 per barrel rate on production below 60,000 barrels. The Company calculates a weighted average cost per barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year.

     Gross Margin. Gross margin increased $232,000 to $1,387,000, and as a percentage of net sales increased slightly to 17.6% in the first quarter ended March 31, 2004. The increase in gross margin was driven by the beverage division which benefited from better capacity utilization (higher sales volumes) and material loss improvements resulting from capital projects completed in late 2003. The improved beverage segment gross margin was offset by a reduction in the alehouse gross margin. The decrease in alehouse gross margin was the result of lower same store sales and an increase in alehouse administration costs.

	First Quarter Ended March 31,
		% of Div.		% of Div.
Gross Margin	2004	Net Sales	2003	Net Sales	$ Change	% Change

Beverage Operations	$1,296,000	26.7%	$986,000	23.1%	$310,000	31.4%
Alehouse Operations	91,000	3.0%	169,000	7.2%	(78,000)	-46.2%

Total Operations	$1,387,000	17.6%	$1,155,000	17.4%	$232,000	20.1%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $473,000 or 24.6% to $2,396,000 or 30.4% of net sales for the first quarter ended March 31, 2004 from $1,923,000 or 29.0% of net sales for the same quarter of 2003. This increase as a percentage of net sales was due to CEO severance and recruitment costs of $324,000, additional incentive costs of $58,000, and driven by one time benefits received in 2003 regarding the receipt of an Washington State sales and use tax refund in the amount of $99,000 net of expenses, received during the first quarter of 2003 and recorded as a reduction to expenses.

     Other Income, net. Other income, net decreased to $14,000 in the first quarter of 2004 from $44,000 in 2003, or a 68.2% decrease. Both lower investment balances and lower rates of interest earned on cash equivalents and short-term investments caused the decline in interest income. Interest income was $6,000 and $25,000 for the quarters ended March 31, 2004 and 2003, respectively. Loss on the disposal of fixed assets in the amount of $10,000 was recorded during the first quarter of 2004 related to brewery production equipment that was replaced.

     Income Taxes. The Company recorded approximately $1,000 of income tax expense in the first quarter related to certain state tax expense. For the most part, however, the Company recorded no income tax for the quarters ended March 31, 2004 and 2003. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Loss. The Company reported a net loss of $996,000 for the first quarter ended March 31, 2004 compared to a net loss of $725,000 in the same quarter of 2003.

     Other. In January 2004, the Company announced an agreement to purchase substantially all the assets of Portland Brewery Company in exchange for cash, the assumption of certain liabilities, and at Pyramid’s sole option, common stock. The transaction, which is subject to regulatory review and other customary conditions is expected to be finalized around the middle of 2004.

     On March 25, 2004, the Company announced it had entered into an agreement to purchase the Berkeley Brewery and Alehouse facility located at 901 Gilman Street, Berkeley, California 94710 (the “Property”). Per the purchase agreement, Pyramid Breweries Inc. will acquire the Property for $7,000,000, payable at the close of escrow within 120 days. The Company expects to finance the entire purchase price of the Property by obtaining a secured loan on the Property at competitive market rates. The financing of the purchase is expected to result in an annual net benefit to the Company’s cash flows. Based on current market interest rates, the Company expects that annual mortgage payments related to the purchase of the Property will be less than the annual rental payments the Company currently pays under its lease for the Property. The annual benefit will be dependent upon the prevailing market rates and terms for mortgage financing that the Company is able to secure.

     On April 28, 2004, the Company announced its Board of Directors has declared a quarterly cash dividend of $0.022 per common share, payable on July 16, 2004 to shareholders of record on June 30, 2004. This represents the nineteenth consecutive quarter of dividend declarations made by the Company. The Board of Directors made the decision to reduce the dividend by 50% due to the strategic shift of the Company with an increased focus on growth. During the past two years the Company spent $3.5 million on new alehouse construction, is currently in the process to purchase the assets of Portland Brewing Company and has reached an agreement to purchase the Berkeley Brewery and Alehouse facility. The strategic shift to a strategy of growth requires the Company to position itself to take advantage of future opportunities as they come available. The additional capital made available to the Company will assist in achieving the strategy of continued growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $1,620,000 of cash, cash equivalents and short-term investments at March 31, 2004 compared to $2,050,000 at December 2003. At March 31, 2004, the Company had working capital of $816,000 compared to $1,745,000 at December 31, 2003. The $929,000 decrease in working capital is a result of flat operating cash for the quarter, $192,000 of capital spending related to various brewery and alehouse projects, and $379,000 paid out in cash dividends, offset by other various current asset and liability changes.

     Net cash used in operating activities during the first quarter ended March 31, 2004 was $2,000, compared to net cash provided by operating activities of $217,000 for the same period of the prior year. The relatively flat net cash used in operating activities was due primarily to the increase in accounts receivable and inventory resulting from the increased production and trade sales and related receivables between the fourth quarter of 2003 and the first quarter of 2004 offset by the increases in accounts payable and accrued expenses related to CEO transition costs and other various costs. Net cash used in investing activities for the quarter ended March 31, 2004 was $192,000 compared to net cash used in investing activities of $116,000 for the same period of the prior year. The cash used in investing activities in 2004 included approximately $72,000 used to replace and/or overhaul production equipment in the Berkeley Brewery and approximately $91,000 in computer hardware to replace outdated alehouse systems and update corporate software and hardware requirements.

     At March 31, 2004, the Company’s commitments to make future payments under contractual obligations were as follows:

		Less Than			More Than
	Total	1 Year	1 -3 years	3 - 5 years	5 years
Operating leases (1)	$8,718,000	$888,000	$2,140,000	$2,220,000	$3,470,000
Operating leases (2)	4,467,000	456,000	916,000	922,000	2,173,000
Note payable (3)	60,000	20,000	40,000	—	—

(1)-	The amounts include the current lease obligations associated with the Berkeley facility. On March 25th the Company announced it had entered into an agreement to purchase this facility for $7,000,000.

(2)-	Amounts excluding both the current lease obligations for the Berkeley facility and the anticipated term loan payments associated with the purchase of the Berkeley facility.

(3)-	The amounts are payments as stated in the non-interest bearing note. The note payable was recorded using a 10% discount rate on the balance sheet.

     On December 15, 1999, the Company announced its first regular quarterly cash dividend and has declared and paid a quarterly cash dividend each consecutive quarter since the initial declaration. During the quarter ended March 31, 2004 the Company declared per share dividends of $0.044 and paid out $379,000 in cash dividends. During the second quarter the Board of Directors made the decision to reduce the dividend by 50% due to the strategic shift of the Company with an increased focus on growth. Although the Company has declared and paid a dividend every quarter since the fourth quarter of 1999, continued future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

     On December 15, 1999, the Company also announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of March 31, 2004, the Company has purchased and retired a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. The Company has not repurchased any shares since November 2001.

     On January 26, 2004 the Company and Portland Brewing Company, an Oregon corporation, announced that they had entered into an asset purchase agreement. Per the asset purchase agreement, Pyramid Breweries Inc. will acquire Portland Brewing Company’s brewery and alehouse assets for total consideration of approximately $4.2 million, consisting of a combination of assumed liabilities, cash and, at the Company’s sole option, shares of the Company’s unregistered common stock. The terms of the transaction also include a 5-year earn out which may result in additional payments to Portland Brewing Company based on sales of Portland Brewing brands during the earn-out period.

     On February 26, 2004, the Company announced that Martin Kelly is stepping down as Chairman and Chief Executive Officer. In connection with Mr. Kelly’s termination, there are amounts due to him related to salary continuation payments under his employment agreement. Additionally, Mr. Kelly has the right to sell his shares of Company stock back to the Company, which would result in acceleration of repayment of the notes due to the Company related to his original purchase of those shares. The net cash impact of Mr. Kelly selling his shares to the Company was a function of the then current market price of the Company’s stock, reduced by the balance of the notes outstanding at that time. On April 9, 2004 Mr. Kelly exercised his right requiring the Company to repurchase his shares at the average market price of $3.18 per share. The proceeds from the purchase will be used to reduce Mr. Kelly’s notes payable to the company in the amount of $843,000, payoff interest balances owed on the notes in the amount of $25,000 with net proceeds of $365,000 made payable to Mr. Kelly.

     On March 25, 2004 the Company announced it had entered into an agreement to purchase the Berkeley Brewery and Alehouse facility located at 901 Gilman Street, Berkeley, California 94710 (the “Property”). Per the purchase agreement, Pyramid Breweries Inc. will acquire the Property for $7,000,000, payable at the close of escrow within 120 days. The Company expects to finance the entire purchase price of the Property by obtaining a secured loan on the Property at competitive market rates. The financing of the purchase is expected to result in an annual net benefit to the Company’s cash flows. Based on current market interest rates, the Company expects that annual mortgage payments related to the purchase of the Property will be less than the annual rental payments the Company currently pays under its lease for the Property. The annual benefit will be dependent upon the prevailing market rates and terms for mortgage financing that the Company is able to secure.

     The Company believes that during the first half of 2004, there is the potential that the acquisition of Portland Brewing Company, the acquisition of the Berkeley facility, the payments related to the termination of the former CEO, and the ongoing operational needs of the Company may exceed its current level of available working capital. If required, the Company intends to seek a line of credit from a financial institution to meet these additional working capital needs. While the Company is confident in its ability to obtain the necessary financing, there can be no assurance that such financing will be available, or that it will be available at commercially acceptable terms to the Company.

     Future capital requirements may vary depending on such factors as the cost of acquiring businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Planned projects include the purchase of the Berkley Brewery and Alehouse facility, the purchase of the Portland Brewing Company assets and the upgrading of brewing equipment and alehouse facilities in the Seattle, Berkeley and Walnut Creek locations. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash balances, together with cash from operations and, to the extent required and available, bank borrowings, will be sufficient for the Company’s working capital needs.

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

     Realization of Deferred Tax Assets. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The evaluation of the realizability of the deferred tax assets is based on existing deferred tax liabilities and an assessment of the Company’s ability to generate future U.S. taxable income. Results of operations in recent years are considered in the assessment. The Company records a valuation allowance for the portion of its deferred tax assets that do not meet the “more likely than not” recognition criteria of SFAS No. 109, “Accounting for Income Taxes.” If circumstances related to the Company’s ability to generate future U.S. taxable income change, the Company’s evaluation of the realizability of its deferred tax assets could materially change.

     Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, in accounting for its employee stock options and employee stock purchase plan using the fair value based method. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Statements of Operations, except for variable plans. The Company is required under SFAS No. 123, “Accounting for Stock-Based Compensation”, to disclose pro forma information regarding option grants made to its employees based on specific valuation techniques that produce estimated compensation charges. The Black-Scholes option pricing model is used by the Company in estimating the fair value of options. If the Company changes the accounting for stock-based compensation, the Company’s results of operations could materially change.

     RISK FACTORS AND FORWARD LOOKING STATEMENTS

     The Company does not provide forecasts of future financial performance. However, this report contains forward looking statements: discussions of a number of matters and subject areas that are not historical or current facts but that address potential future circumstances, operations, and prospects. These forward-looking statements are subject to the “safe harbor” created by Section 21E of the Securities Exchange Act of 1934, are qualified by the inherent risks and uncertainties surrounding future expectations generally and may differ materially from the Company’s actual future experience as a result of such factors as: the effects of increased competition from regional craft brewers and major breweries, the Company’s ability to gain and continue access to the markets through independent distributors and chain stores, the effects of governmental regulation and the Company’s ability to obtain and maintain necessary permits, licenses and approvals, the Company’s ability to maintain or increase the price of its products without decreasing demand and the Company’s ability to maintain or increase operating margins which may decline as a result of lower sales volumes or selling prices and increased production, transportation and promotions costs. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty. Additional information concerning those and other factors is contained in the Company’s Securities and Exchange Commission filings including its Form 10-K for the year ended December 31, 2003.

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

ITEM 4. Controls and Procedures

Procedures

     Evaluation of disclosure controls and procedure

     The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of March 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls

     There were no changes in the Company’s internal control over financial reporting in connection with this evaluation that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     The following exhibits are filed as part of this report.

3.1*	Amended and Restated Articles of Incorporation

3.2*	Amended and Restated Bylaws

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: R. George Hancock, Interim Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer

31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: George Hancock, Interim Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

*	Incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-1 (File No. 33-97834).

(B) REPORTS ON FORM 8-K

     Reports on Form 8-K were furnished during the quarter ended March 31, 2004 on January 28, February 5 and March 30, 2004.

Items 1, 2, 3, 4 and 5 of PART II are not applicable and have been omitted

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on May 15, 2004.

PYRAMID BREWERIES INC.
	By:	/s/ GEORGE HANCOCK
George Hancock, Interim Chief Executive Officer

	By:	/s/ JAMES K. HILGER
James K. Hilger, Vice-President and Chief Financial Officer

	By:	/s/ JASON W. REES
Jason W. Rees, Controller and Chief Accounting Officer
DATE: May 15, 2004