Form 10-Q
period 2004-06-30
PYRAMID BREWERIES INC
filed 2004-08-16
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

     Common stock, par value of $.01 per share: 8,312,369 shares of Common Stock outstanding as of June 30, 2004

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I

Item 1 — FINANCIAL STATEMENTS

PYRAMID BREWERIES INC.

BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$655,000	$1,558,000
Short term investments	492,000	492,000
Accounts receivable, net	2,573,000	1,281,000
Inventories	1,850,000	1,654,000
Prepaid expenses and other	428,000	756,000

Total current assets	5,998,000	5,741,000

Note receivable related party	—	81,000
Fixed assets, net	20,499,000	21,406,000
Goodwill	415,000	415,000
Other assets	279,000	141,000

Total assets	$27,191,000	$27,784,000

CURRENT LIABILITIES:
Accounts payable	$2,153,000	$1,349,000
Accrued expenses	2,115,000	1,562,000
Refundable deposits	538,000	487,000
Note payable — current	20,000	20,000
Deferred rent — current	199,000	199,000
Dividends payable	183,000	379,000

Total current liabilities	5,208,000	3,996,000
Note payable, net of current	18,000	16,000
Deferred rent, net of current	1,470,000	1,569,000

Total liabilities	6,696,000	5,581,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,313,000 and 8,620,000 shares issued and outstanding	83,000	86,000
Additional paid-in capital	35,294,000	36,374,000
Note receivable — related party	—	(764,000)
Deferred stock-based compensation	—	(27,000)
Accumulated deficit	(14,882,000)	(13,466,000)

Total stockholders’ equity	20,495,000	22,203,000

Total liabilities and stockholders’ equity	$27,191,000	$27,784,000

     The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2004	2003	2004	2003
Gross sales	$10,936,000	$9,882,000	$19,225,000	$16,858,000
Less excise taxes	534,000	481,000	942,000	833,000

Net sales	10,402,000	9,401,000	18,283,000	16,025,000
Cost of sales	7,829,000	6,901,000	14,323,000	12,369,000

Gross margin	2,573,000	2,500,000	3,960,000	3,656,000
Selling, general and administrative expenses	2,507,000	2,160,000	4,903,000	4,083,000

Operating income (loss)	66,000	340,000	(943,000)	(427,000)
Other income, net	81,000	106,000	95,000	150,000

Income (loss) before income taxes	147,000	446,000	(848,000)	(277,000)
Provision for income taxes	(2,000)	(1,000)	(3,000)	(3,000)

Net income (loss)	$145,000	$445,000	$(851,000)	$(280,000)

Basic and diluted net income (loss) per share	$0.02	$0.05	$(0.10)	$(0.03)
Weighted average basic shares outstanding	8,391,000	8,443,000	8,495,000	8,430,000
Weighted average diluted shares outstanding	8,462,000	8,665,000	8,495,000	8,430,000
Cash dividend declared per share	$0.022	$0.044	$0.066	$0.088

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Period Ended June 30,
OPERATING ACTIVITIES:	2004	2003

Net loss	$(851,000)	$(280,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,325,000	1,111,000
Stock-based compensation expense	(10,000)	63,000
Interest expense	2,000	2,000
Loss on sales of fixed assets	12,000	1,000
Deferred rent	(99,000)	738,000
Changes in operating assets and liabilities:
Accounts receivable	(1,292,000)	(620,000)
Inventories	(196,000)	40,000
Prepaid expenses and other	125,000	244,000
Accounts payable and accrued expenses	1,384,000	372,000
Refundable deposits	51,000	6,000

Net cash provided by operating activities	451,000	1,677,000
INVESTING ACTIVITIES:
Purchases of short-term investments	—	(2,455,000)
Proceeds from the sale and maturities of short-term investments	—	4,355,000
Acquisitions of fixed assets	(384,000)	(2,407,000)

Net cash used in investing activities	(384,000)	(507,000)
FINANCING ACTIVITIES:
Proceeds from the sale of common stock and option exercises	187,000	103,000
Note receivable	—	16,000
Cash dividends paid	(761,000)	(750,000)
Cash paid on line of credit	(31,000)	—
Purchase and retirement of common stock	(365,000)	—

Net cash used in financing activities	(993,000)	(631,000)

(Decrease) increase in cash and cash equivalents	(901,000)	539,000
Cash and cash equivalents at beginning of period	1,558,000	596,000

Cash and cash equivalents at end of period	$655,000	$1,135,000

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington and in Berkeley, Walnut Creek and Sacramento, California. Effective July 31, 2004, the Company completed its acquisition of the brewing and restaurant assets of Portland Brewing Company located in Portland Oregon (please refer to Subsequent Events Note 8 to the Financial Statements below for further discussion of this transaction). The Portland Brewing Company asset acquisition, and related results of operations, are not reflected in the presentation of the financial statements of the three and six month periods ended June 30, 2004 as the purchase occurred on July 31, subsequent to the second quarter reporting period. The Company sells its beer through a network of selected independent distributors and alehouse locations primarily in Washington, Oregon and California under the Pyramid brand and, to a lesser extent, the Thomas Kemper brand. The Company also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of June 30, 2004, the Company’s products were distributed in 32 states and Canada. As of June 30, 2004, the Company also operated four restaurants adjacent to its breweries under the Pyramid Alehouse brand name.

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

Stock Based Compensation

     At June 30, 2004, the Company has stock-based compensation plans which are described more fully in Note 15 of the 2003 Annual Report and as Appendix A of the 2004 Proxy Statement for the recently approved 2004 Equity Compensation Plan. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans) except as described in Note 4. Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company’s net income (loss) and net income (loss) per share for the three and six month periods ended June 30, 2004 and 2003, would have been as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$145,000	$445,000	$(851,000)	$(280,000)
Add: Stock-based compensation cost as reported	—	59,000	(10,000)	63,000
Less: Stock-based compensation cost determined under the fair value based method	(37,000)	(73,000)	(74,000)	(125,000)

Net income (loss) pro forma	$108,000	$431,000	$(935,000)	$(342,000)
Basic and diluted net income (loss) per share as reported	$0.02	$0.05	$(0.10)	$(0.03)
Basic and diluted net income (loss) per share pro forma	$0.01	$0.05	$(0.11)	$(0.04)

     There were no options granted in the second quarter of 2004. The fair value of options granted in the second quarter ended June 30, 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.98%; expected option lives of seven years; expected volatility of 51%; and expected future dividends of 5.5%.

     There were no options granted in the six month period ended June 30, 2004. The fair value of options granted in the six month period ended June 30, 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-

free interest rates ranging from 3.98% to 5.13%; expected option lives of seven years; expected volatility of 51% to 52%; and expected future dividends of 5.5%.

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

2. INVENTORIES

     Inventories consist of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$861,000	$664,000
Work in process	162,000	155,000
Finished goods	827,000	835,000

	$1,850,000	$1,654,000

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Inventory levels experience fluctuations in carrying levels and values based on seasonality.

3. FIXED ASSETS

     Fixed assets consist of the following:

	June 30,	December 31,
	2004	2003
Brewery and retail equipment	$16,642,000	$16,402,000
Furniture and fixtures	923,000	952,000
Leasehold improvements	17,604,000	17,587,000
Construction in progress	224,000	101,000

	35,393,000	35,042,000
Less: accumulated depreciation and amortization	(14,894,000)	(13,636,000)

	$20,499,000	$21,406,000

4. NOTE RECEIVABLE FROM RELATED PARTY

     In June 2001, the Company issued a $787,000 full recourse note to Martin Kelly, the Company’s Chief Executive Officer (CEO) in connection with the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to Mr. Kelly to fund his payment of taxes on the exercise of the options. The notes were due on the earlier of June 30, 2011 or upon the sale of the stock and bear an annual interest rate of 5.6%. A total of 135,100 of those shares were unrestricted, except for being pledged as collateral for the notes, and the remaining 252,300 shares were due to become unrestricted by December 2004.

     On February 26, 2004 the Company announced that Mr. Kelly was stepping down as CEO. Mr. Kelly’s last official day was March 10th, 2004. Per the full recourse note agreement dated June 2001 with Mr. Kelly, upon termination he had the right to require the Company to buy-back the 387,400 shares collateralizing the promissory notes and pay any balances owed under the notes, with any net cash balance made payable to Mr. Kelly. On April 9, 2004, Mr. Kelly exercised his right and the Company repurchased the 387,400 shares at a five day average market price of $3.18 per share. The total sales value of $1,233,000 was applied to the notes payable in the amount of $843,000, to interest balances in the amount of $25,000 and the balance of $365,000 was paid to Mr. Kelly. This arrangement was accounted for as a variable equity arrangement.

5. ACCRUED EXPENSES

     Accrued expenses consist of the following:

	June 30,	December 31,
	2004	2003
Salaries, wages and related accruals	$757,000	$529,000
Barrel taxes	326,000	100,000
Other accruals	1,032,000	933,000

	$2,115,000	$1,562,000

6. OTHER INCOME, NET

     Other income, net consists of interest income and parking fee income, and other non-operating income and expenses as follows:.

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2004	2003	2004	2003
Interest income	$7,000	$13,000	$14,000	$37,000
Interest expense	(1,000)	(1,000)	(2,000)	(2,000)
Parking income	78,000	83,000	84,000	92,000
Loss on sale of assets	(2,000)	(1,000)	(12,000)	(1,000)
Loan fee amortization	(3,000)	—	(3,000)	—
Other income	2,000	12,000	14,000	24,000

Other income, net	$81,000	$106,000	$95,000	$150,000

7. INCOME (LOSS) PER SHARE

     Basic income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares subject to repurchase. Diluted income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares of common stock outstanding plus additional common shares that would be outstanding from in-the-money stock options.

     Options to purchase approximately 197,000 and 183,000 shares of common stock were outstanding as of June 30, 2004 and 2003, respectively, but were not included in the six month periods’ computation of EPS because their effects are antidilutive.

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$145,000	$445,000	$(851,000)	$(280,000)
Shares:
Weighted average shares outstanding	8,391,000	8,543,000	8,495,000	8,530,000
Shares subject to repurchase	—	(100,000)	—	(100,000)

Weighted average basic shares outstanding	8,391,000	8,443,000	8,495,000	8,430,000

Basic income (loss) per share	$0.02	$0.05	$(0.10)	$(0.03)

Stock option dilution	71,000	222,000	—	—

Weighted average diluted shares outstanding	8,462,000	8,665,000	8,495,000	8,430,000

Diluted income (loss) per share	$0.02	$0.05	$(0.10)	$(0.03)

8. SUBSEQUENT EVENTS

     Effective July 23, 2004, the Company completed its purchase of the Berkeley Brewery and Alehouse facility located at 901 Gilman Street, Berkeley, California 94710. The $7,000,000 purchase price was financed with a short-term $7,200,000 secured loan from Sugar Mountain Capital, LLC, a party related to Pyramid Breweries Inc. The terms of the short-term financing, approved by the Company’s board of directors and audit committee, include interest only monthly payments at a stated interest rate of 6.26% which is due six months from the date of the note. The Company anticipates that as a part of recording the transaction in the third quarter of 2003, it will reclassify leasehold improvements to the building asset account. The accounting effects of this transaction are not reflected in the fixed asset table above.

     The Company intends to convert this short-term financing to permanent financing with Sugar Mountain Capital, LLC within the next six months at market based terms. In the event that the Company is unable to complete its planned permanent financing with Sugar Mountain Capital, LLC within the next six months, it will seek unrelated third party financing. There is no guarantee that such financing will be available on commercially acceptable terms. In the event that Pyramid is unable to permanently refinance the debt with an unrelated third party, the short-term loan with Sugar Mountain Capital, LLC will be converted to a long-term note and the Company will be required to make monthly principal repayments on the loan as well as pay a higher rate of interest.

     Effective at the close of business on July 31, 2004, the Company completed its purchase of certain Portland Brewing Company assets. Per the asset purchase agreement, Pyramid Breweries Inc. acquired Portland Brewing Company’s brewery and alehouse for total consideration of approximately $4.2 million, consisting of a combination of assumed liabilities, cash and Pyramid common stock. The terms of the transaction also include a 5-year earn out which may result in additional payments to Portland Brewing Company based on sales of Portland Brewing brands during the earn-out period. The final purchase allocation of payment made among assumed liabilities, cash payment of $1,160,000 and stock was not known as of the date of this form filing as the Portland Brewing Company is subject to a total assets purchased review prior to finalizing the allocation. As a result of the pending financial revenue the final purchase price allocation has not been finalized and will be disclosed in a subsequent reporting period.

9. COMMITMENTS AND CONTINGENCIES

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

     During the quarter ended June 30, 2004, the Company entered into a $2,000,000 line of credit (the Line of Credit) with a third party bank for short-term operating needs. The Line of Credit extends through May 14, 2006. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest at the bank’s prime rate plus 250 basis points. Management expects a portion of the line of credit will be used to meet the additional operating cash needs of the Portland Brewing Company asset acquisition, as well as for covering the purchase and transaction costs. As of June 30, 2004, the Company had not borrowed on the line of credit.

10. CASH DIVIDEND

     The Board of Directors announced on April 27, 2004, the declaration of a $0.022 per common share dividend payable on July 16, 2004 to shareholders of record on June 30, 2004. The cash dividends declared totaled approximately $183,000 for all common stock outstanding as of the record date.

     Cash dividends declared per common share:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
2004	$0.022	$0.066
2003	$0.044	$0.088

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

11. SEGMENT INFORMATION

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

Segment profit and segment assets are as follows:

	Beverage		Corporate and
	Operations	Alehouse	Other	Total
Quarter ended June 30, 2004	(Dollars in thousands)
Gross revenues from external customers	$7,399	$3,537	$—	$10,936
Net revenues from external customers	6,865	3,537	—	10,402
Intersegment revenues	142	—	(142)	—
Interest income	—	—	7	7
Depreciation and amortization	404	213	45	662
Operating income (loss)	959	280	(1,173)	66
Capital expenditures	123	31	38	192
Total assets	18,348	6,458	2,385	27,191
Quarter ended June 30, 2003
Gross revenues from external customers	$6,981	$2,901	$—	$9,882
Net revenues from external customers	6,500	2,901	—	9,401
Intersegment revenues	107	—	(107)	—
Interest income	—	—	13	13
Depreciation and amortization	386	122	49	557
Operating income (loss)	1,171	291	(1,122)	340
Capital expenditures	141	1,440	60	1,641
Total assets	19,251	6,596	3,702	29,549
Six months ended June 30, 2004
Gross revenues from external customers	$12,659	$6,566	$—	$19,225
Net revenues from external customers	11,717	6,566	—	18,283
Intersegment revenues	236	—	(236)	—
Interest income	—	—	14	14
Depreciation and amortization	804	431	90	1,325
Operating income (loss)	1,307	269	(2,519)	(943)
Capital expenditures	206	93	85	384
Total assets	18,348	6,458	2,385	27,191
Six months ended June 30, 2003
Gross revenues from external customers	$11,604	$5,254	$—	$16,858
Net revenues from external customers	10,771	5,254	—	16,025
Intersegment revenues	180	—	(180)	—
Interest income	—	—	37	37
Depreciation and amortization	774	236	101	1,111
Operating income (loss)	1,113	407	(1,947)	(427)
Capital expenditures	389	1,939	79	2,407
Total assets	19,251	6,596	3,702	29,549

   Corporate and Other

     Corporate and other consists of interest income, general, administrative and marketing expense, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets included in corporate and other include all assets except for accounts receivable, inventory, goodwill and fixed assets, which are presented by segment.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

	Three Month Period Ended June 30,
		% of		% of
	2004	Net Sales	2003	Net Sales
Gross sales	$10,936,000		$9,882,000
Less excise taxes	534,000		481,000

Net sales	10,402,000	100.0	9,401,000	100.0
Cost of sales	7,829,000	75.3	6,901,000	73.4

Gross margin	2,573,000	24.7	2,500,000	26.6
Selling, general and administrative expenses	2,507,000	24.1	2,160,000	23.0

Operating income	66,000	0.6	340,000	3.6
Other income, net	81,000	0.8	106,000	1.1

Income before income taxes	147,000	1.4	446,000	4.7
Provision for income taxes	(2,000)	(0.0)	(1,000)	(0.0)

Net income	$145,000	1.4	$445,000	4.7

Basic and diluted net income per share	$0.02		$0.05

Operating data (in barrels):
Beer barrels shipped	34,540		32,223
Soda barrels shipped	13,716		13,511

Total barrels shipped	48,256		45,734

Annual production capacity	204,000		203,000

	Six Month Period Ended June 30,
		% of		% of
	2004	Net Sales	2003	Net Sales
Gross sales	$19,225,000		$16,858,000
Less excise taxes	942,000		833,000

Net sales	18,283,000	100.0	16,025,000	100.0
Cost of sales	14,323,000	78.3	12,369,000	77.2

Gross margin	3,960,000	21.7	3,656,000	22.8
Selling, general and administrative expenses	4,903,000	26.8	4,083,000	25.5

Operating loss	(943,000)	(5.1)	(427,000)	(2.7)
Other income, net	95,000	0.5	150,000	0.9

Loss before income taxes	(848,000)	(4.6)	(277,000)	(1.8)
Provision for income taxes	(3,000)	(0.0)	(3,000)	(0.0)

Net loss	$(851,000)	(4.6)	$(280,000)	(1.8)

Basic and diluted net loss per share	$(0.10)		$(0.03)

Operating data (in barrels):
Beer barrels shipped	61,071		55,200
Soda barrels shipped	21,795		20,776

Total barrels shipped	82,866		75,976

Annual production capacity	204,000		203,000

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

     Gross Sales. Gross sales increased 10.7% to $10,936,000 in the second quarter ended June 30, 2004 from $9,882,000 in the same quarter of 2003. Wholesale beverage segment sales increased 6.0% to $7,399,000 in the second quarter ended June 30, 2004 from $6,981,000 in the same quarter of 2003. Total beverage barrel shipments increased 5.5% compared to the same period in the prior year. Pyramid beer brand shipments increased 7.8% to 33,842 barrels, while Thomas Kemper beer shipments declined 30.6% to 698 barrels compared to the same quarter a year ago. Total beer shipments, including Thomas Kemper beer, increased by 7.2% to 34,540 barrels. Shipments of Thomas Kemper Soda remained relatively consistent at 13,716 barrels for the quarter. The Northwest and Southwest sales regions, the Company’s two largest, increased shipment volumes over the second quarter of 2003 with 1.9% and 8.5% volume increases respectively. The Company’s Western region represented the Company’s largest regional increase with a 15.2% increase over the same quarter of 2003. Pyramid Hefeweizen, the Company’s top selling product, was up 14.9% in shipment volumes for the quarter. Alehouse sales increased 21.9%, to $3,537,000 in the second quarter ended June 30, 2004, from $2,901,000 in the same quarter of 2003. Excluding the Sacramento Alehouse, which opened in July 2003, the same store alehouse sales decreased $33,000 or 1.1% due to lower traffic at the Walnut Creek, California alehouse location.

     Excise Taxes. Excise taxes totaled 7.2% and 6.9% of gross beverage sales for the quarters ended June 30, 2004 and 2003, respectively. The increase in excise taxes as a percentage of gross sales was due mainly to a greater portion of beer sales versus soda sales. Per beer barrel shipped excise taxes increased slightly to $15.46 per beer barrel from $14.93 per beer barrel. This slight increase is the result of the Company attaining increased shipment volumes over the 60,000 barrel threshold for the year resulting in incremental beer volume being taxed at an $18 per beer barrel rate versus a $7 per beer barrel rate on production below 60,000 barrels. The Company calculates a weighted average cost per beer barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year.

     Gross Margin. Gross margin increased $73,000 to $2,573,000, an increase of 2.9% in the quarter ended June 30, 2004. Although gross margin dollars increased as a result of higher sales volumes on the beverage side of the business and increased alehouse sales with the addition of Sacramento, the gross margin as a percentage of sales decreased. The decrease in gross margin as a percentage of sales is primarily the result of increasing freight costs in the form of fuel surcharges amounting to $107,000 during the quarter and the sales growth of higher cost variety packaged products, or mixed packs.

	Three Month Period Ended June 30,
		% of Div.		% of Div.
Gross Margin	2004	Net Sales	2003	Net Sales	$ Change	% Change

Beverage Division	$2,183,000	31.8%	$2,167,000	33.3%	$16,000	0.7%
Alehouse Division	390,000	11.0%	333,000	11.5%	57,000	17.1%

Total	$2,573,000	24.7%	$2,500,000	26.6%	$73,000	2.9%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.1% to $2,507,000, or 24.1% of net sales for the second quarter ended June 30, 2004. The $347,000 increase was primarily attributed to $258,000 of planned increases in selling expenses and personnel related payroll costs which are intended to sustain long-term sales growth, and $49,000 related to the hire of the Company’s new CEO, John Lennon.

     Other Income, net. Other income, net was approximately $81,000, or 0.8% of net sales for the quarter ended June 30, 2004 as compared to $106,000, or 1.1% of net sales in the same quarter of 2003. Both lower investment balances and lower rates of interest earned on cash equivalents and short-term investments caused the decline in interest income. Interest income was $7,000 and $13,000 for the quarters ended June 30, 2004 and 2003, respectively. Other income, recorded in connection with the related party loans, decreased to $2,000 from $12,000 for the quarters ended June, 2004 and 2003, respectively, as the loan balances were paid off as part of the stock buy-back arrangement with the former Company CEO.

     Income Taxes. The Company recorded approximately $2,000 of income tax expense in the second quarter related to certain state tax expense. For the most part, however, the Company recorded no income tax for the quarters ended June 30, 2004 and 2003 because it has recorded a full valuation allowance against its net operating loss carryforwards.

     Net Income. The Company reported net income of $145,000 for the quarter ended June 30, 2004 compared to a net income of $445,000 in the same quarter of 2003.

     Other. In January 2004, the Company announced an agreement to purchase substantially all the assets of Portland Brewery Company in exchange for cash, the assumption of certain liabilities, and at Pyramid’s sole option, common stock. The transaction was finalized and closed on July 31, 2004.

SIX MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2003

     Gross Sales. Gross sales increased 14.0% to $19,225,000 for the six month period ended June 30, 2004 from $16,858,000 in the same period of 2003. Wholesale beverage sales increased 9.1% to $12,659,000 for the six month period ended June 30, 2004 from $11,604,000 in the same period of 2003. Total beverage barrel shipments increased 9.1% compared to the same period in the prior year. Pyramid beer brand shipments increased 10.9% to 59,501 barrels, while Thomas Kemper beer declined 8.5% to 1,570 barrels. Shipments of Thomas Kemper Soda increased by 4.9% to 21,795 barrels from 20,776 barrels in the same six month period of the prior year. Alehouse sales increased 25.0%, to $6,566,000 in the six month period ended June 30, 2004, from $5,254,000 in the same period of 2003. The increase was driven by the Sacramento Alehouse, which opened in July 2003, contributing $1,393,000 in sales for the six months ended June 30, 2004. Excluding the Sacramento Alehouse, the same store alehouse sales decreased $81,000 or 1.5% largely due to lower traffic at the Seattle, Washington and Walnut Creek, California Alehouse locations.

     Excise Taxes. Excise taxes totaled 7.4% of gross beverage sales for each of the six month periods ended June 30, 2004 and 2003. Per beer barrel shipped excise taxes increased slightly to $15.42 per beer barrel from $15.10 per beer barrel. This slight increase is the result of the Company attaining increased shipment volumes over the 60,000 barrel threshold for the year resulting in incremental beer volume being taxed at an $18 per beer barrel rate versus a $7 per beer barrel rate on production below 60,000 barrels. The Company calculates a weighted average cost per beer barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year.

     Gross Margin. Gross margin increased $304,000 to $3,960,000, or 8.3% for the six month period ended June 30, 2004 due to higher beverage volumes, the addition of the Sacramento Alehouse and the absence of $89,000 of pre-opening expenses incurred in preparation of the opening for the Sacramento Alehouse in 2003. The decrease in gross margin is primarily the result of increasing freight costs in the form of fuel surcharges, an increased proportion of higher cost variety packaged products, or mixed packs, and an increase in alehouse controllable costs such as menu, dishes, utensils and promotional costs.

	Six Month Period Ended June 30,
		% of Div.		% of Div.
Gross Margin	2004	Net Sales	2003	Net Sales	$ Change	% Change

Beverage Operations	$3,480,000	29.7%	$3,154,000	29.3%	$326,000	10.3%
Alehouse Operations	480,000	7.3%	502,000	9.6%	(22,000)	(4.4%)

Total Operations	$3,960,000	21.7%	$3,656,000	22.8%	$304,000	8.3%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first six months of 2004 increased to $4,903,000, compared to $4,083,000 incurred during the first six months of 2003. The $820,000 additional expense was attributed to an increase in administrative expenses, including $368,000 related to the termination and replacement of the Company’s CEO as well as a non-recurring $99,000 state and local tax refund recorded in 2003 as an expense reduction. The remaining $353,000 increase is primarily the result of planned increases in selling and personnel related expenses which are expected to drive future beverage division sales and improve alehouse sales, quality and consistency.

     Other Income, net. Other income, net was approximately $95,000 and 0.5% of net sales for the six month period ended June 30, 2004 compared to $150,000 and 0.9% of net sales in the same period of 2003. Both lower investment balances and lower rates of interest earned on cash equivalents and short-term investments caused the decline in interest income. Interest income was $14,000 and $37,000 for each of the six month periods ended June 30, 2004 and 2003, respectively. Other income, recorded in connection with the related party loans, decreased to $14,000 from $24,000 as the loan balance were paid off as part of the stock buy-back arrangement with the former Company CEO. A loss on the disposal of fixed assets in the amount of $12,000 was recorded during the six month period ended June 30, 2004, primarily related to the upgrade and replacement of brewery production equipment, which also added to the decline of other income, net.

     Income Taxes. The Company recorded approximately $3,000 of income tax expense in the six month period ended June 30, 2004 related to certain state tax expense. For the most part, however, the Company recorded no income tax for the periods ended June 30, 2004 and 2003. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

     Net Loss. The Company reported a net loss of $851,000 for the six month period ended June 30, 2004 compared to a net loss of $280,000 in the same period of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $1,147,000 of cash, cash equivalents and short-term investments at June 30, 2004 compared to $2,050,000 at December 2003. At June 30, 2004, the Company had working capital of $790,000 compared to $1,745,000 at December 31, 2003. The $955,000 decrease in working capital for the six month period ended June 30, 2004 is a result of $384,000 of capital spending related to various brewery and alehouse projects, $365,000 for the purchase and retirement of stock related to the former CEO arrangement and $761,000 paid out in cash dividends, offset by $451,000 of cash provided by operating activities and other various current asset and liability changes.

     Net cash provided by operating activities during the six month period ended June 30, 2004 was approximately $451,000 compared to $1,677,000 for the same period of the prior year. The decrease in net cash provided by operating activities was due primarily to an increased net loss and a nonrecurring tenant improvement credit of $800,000 paid to Pyramid Breweries Inc. by the landlord of the Sacramento Alehouse received in 2003. The $800,000 cash receipt was recorded as a deferred rent liability and is being amortized over the life of the lease.

     Net cash used in investing activities for the six month period ended June 30, 2004 was $384,000 compared to net cash used in investing activities of $507,000 for the same period of the prior year. The cash used in investing activities in 2004 included approximately $206,000 for brewery equipment improvements, $93,000 for alehouse equipment and upgrades, $70,000 for information systems and computer system upgrades and replacements, and $15,000 for other various projects.

     The only material change in the contractual obligation table presented in the Company’s Form 10-K as of the year ended December 31, 2003 is the financing arrangement entered into related to the purchase of the Berkeley Alehouse and Brewery facility located in Berkley, California. The purchase of the Berkeley facility occurred on July 23, 2004. The $7,000,000 purchase price was financed with a short-term $7,200,000 secured loan from Sugar Mountain Capital, LLC, a party related to Pyramid Breweries Inc.

     On December 15, 1999, the Company announced its first regular quarterly cash dividend and has declared and paid a quarterly cash dividend each consecutive quarter since the initial declaration. During the quarter ended June 30, 2004 the Company declared per share dividends of $0.022 and paid out $382,000 in cash dividends relating to dividends of $0.044 per share declared during the quarter ended March 31, 2004. During the second quarter the Board of Directors made the decision to reduce the dividend by 50% due to the strategic shift of the Company with an increased focus on growth. Although the Company has declared and paid a dividend every quarter since the fourth quarter of 1999, continued future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

     On December 15, 1999, the Company also announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of June 30, 2004, the Company has purchased and retired a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. The Company has not repurchased any shares under the stock buyback plan since November 2001.

     On February 26, 2004, the Company announced that Martin Kelly was stepping down as Chairman and Chief Executive Officer. In connection with Mr. Kelly’s termination, there were amounts due to him related to salary continuation payments under his employment agreement. Additionally, Mr. Kelly had the right to sell his shares of Company stock back to the Company, which resulted in acceleration of repayment of the notes due to the Company related to his original purchase of those shares. The net cash impact of Mr. Kelly selling his shares to the Company was a function of the then current market price of the Company’s stock, reduced by the balance of the notes outstanding at that time. On April 9, 2004 Mr. Kelly exercised his right requiring the Company to repurchase his shares at the average market price of $3.18 per share. The proceeds from the purchase were used to reduce Mr. Kelly’s notes payable to the Company in the amount of $843,000, payoff interest balances owed on the notes in the amount of $25,000 with net proceeds of $365,000 paid in cash to Mr. Kelly.

     Effective July 23, 2004, the Company completed its purchase of the Berkeley Brewery and Alehouse facility located at 901 Gilman Street, Berkeley, California 94710. The $7,000,000 purchase price was financed with a short-term $7,200,000 secured loan from Sugar Mountain Capital, LLC, a party related to Pyramid Breweries Inc. The short-term lease has been secured with a Deed of Trust against the property. The Company chose to obtain financing from Sugar Mountain Capital, LLC because it offered the most competitive financing proposal among several provided by lenders to the Company. Sugar Mountain Capital, LLC is controlled by Mr. Kurt Dammeier, who is a Director of Pyramid Breweries Inc. and is Pyramid’s largest shareholder. The terms of the short-term financing, approved by the Company’s audit committee, include interest only monthly payments for six months at a stated interest rate of 6.26%.

     The Company intends to convert this short-term financing to permanent financing with Sugar Mountain Capital, LLC within the next six months at market based terms. In the event that the Company is unable to complete its planned permanent financing with Sugar Mountain Capital, LLC within the next six months, it will seek unrelated third party financing. There is no guarantee that such financing will be available on commercially acceptable terms. In the event that Pyramid is unable to permanently refinance the debt with an unrelated third party, the short-term loan with Sugar Mountain Capital, LLC will be converted to a long-term note and the Company will be required to make monthly principal repayments on the loan as well as pay a higher rate of interest.

     The Company has a $2,000,000 line of credit (the Line of Credit) for short-term operating needs. The Line of Credit revolves through May 14, 2006. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest at the bank’s prime rate plus 250 basis points. A portion of the line of credit will likely be used to meet the additional operating cash needs of the Portland Brewing Company asset acquisition, as well as covering the purchase and transaction costs. As of June 30, 2004, the Company had not borrowed on the line of credit, although loan fees were charged to the line and immediately paid by the Company.

     Effective at the close of business on July 31, 2004, the Company completed its purchase of certain Portland Brewing Company assets. Per the asset purchase agreement, Pyramid Breweries Inc. acquired Portland Brewing Company’s brewery and alehouse for total consideration of approximately $4.2 million, consisting of a combination of assumed liabilities, cash and unregistered Pyramid common stock. The terms of the transaction also include a 5-year earn-out which may result in additional payments to Portland Brewing Company based on sales of Portland Brewing brands during the earn-out period. The expected effect of the transaction is to solidify core Portland Brewing and Pyramid brands and open new markets. Portland Brewing’s Northwest Portland brewery and TapRoom restaurant will continue to operate and will join Pyramid’s family of breweries and restaurants.

     Future capital requirements may vary depending on such factors as the cost of acquiring businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. Planned projects include the permanent financing of the Berkley Brewery and Alehouse facility, upgrading of the brewing equipment and alehouse facilities purchased from the Portland Brewing Company and the continued upgrading of equipment and alehouse facilities in the Seattle, Berkeley and Walnut Creek locations. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash balances, together with cash from operations and, to the extent required and available, bank borrowings, will be sufficient for the Company’s working capital needs.

Critical Accounting Policies and Estimates

The Company believes that its critical accounting policies and estimates include the following:

     Long-Lived Assets Impairment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company’s evaluation is based on an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less the estimated costs to sell. Long-lived assets are written down to their estimated net fair value calculated using a discounted future cash flow analysis in the event of an impairment. Beginning in the fiscal year 2002, the Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If circumstances related to the Company’s long-lived assets change, the Company’s valuation of long-lived assets could materially change.

     Realization of Deferred Tax Assets. The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The evaluation of the realizability of the deferred tax assets is based on expected reversals of existing deferred tax liabilities and an assessment of the Company’s ability to generate future U.S. taxable income. Results of operations in recent years are considered in the assessment. The Company records a valuation allowance for the portion of its deferred tax assets that do not meet the “more likely than not” recognition criteria of SFAS No. 109, “Accounting for Income Taxes.” If circumstances related to the Company’s ability to generate future U.S. taxable income change, the Company’s evaluation of the realizability of its deferred tax assets could materially change.

     Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, in accounting for its employee stock options and employee stock purchase plan using the fair value based method. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s statements of operations, except for variable plans. The Company is required under SFAS No. 123, “Accounting for Stock-Based Compensation”, to disclose pro forma information regarding option grants made to its employees based on specific valuation techniques that produce fair value based compensation charges. The Black-Scholes option pricing model is used by the Company in estimating the fair value of options. If the Company changes the accounting for stock-based compensation, the Company’s results of operations could materially change.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company has not and does not currently have any intention to hold any derivative instruments or engage in hedging activities. Also, the Company does not enter into significant transactions denominated in foreign currency. Therefore, the Company’s direct exposure to risks arising from changes in foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material. The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with the line of credit. As there was no borrowing against the line of credit at June 30, 2004 the Company believes that the risk associated with interest rate fluctuations does not pose a material risk

     The Company maintains an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheets at fair value. At any time, a rise or decrease in interest rates could have an impact on interest earnings of the investment portfolio. The Company currently does not hedge interest rate exposures.

ITEM 4. Controls and Procedures

Procedures

     Evaluation of disclosure controls and procedure

     The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the June 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

   Changes in internal controls

     There were no changes during the quarter ended June 30, 2004 in the Company’s internal control over financial reporting in connection with this evaluation that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

     The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Programs	Plans or Programs
Apr. 1, 2004 - Apr. 30, 2004	387,400	$3.18	0	0
May 1, 2004 - May 30, 2004	0	$0.00	0	0
June 1, 2004 - June 30, 2004	0	$0.00	0	0

Total	387,400	$3.18	0	$1,108,000

(1)	Shares purchased in connection to the full recourse note agreement dated June 2001 between the company and Mr. Kelly. See footnote 4 for more details.

     In December 1999, the Board of Directors authorized the Company to repurchase up to $2,000,000 of its stock on the open market, of which approximately $892,000 (457,724 shares) has been repurchased to date. This program was announced in the Company’s 1999 Form 10-K, which was filed on March 22, 2000. As of June 30, 2004, $1,108,000 has not yet been repurchased. This program does not have an expiration date.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The annual shareholder meeting was held on May 12, 2004.

Proposal 1: In an uncontested election, Kurt Dammeier was elected for a three-year term expiring on the date of the annual meeting in 2007. The following directors continued after the annual meeting. George Hancock, Scott S. Barnum, Scott Svenson and Nancy Mootz.

Proposal 2: A management proposal to approve the Company’s 2004 Equity Incentive Plan

Proposal 3: An advisory vote on the appointment of KPMG LLP as the Company’s auditor for the fiscal year ending December 31, 2004.

	Votes

	For	Against	Abstain

Proposal 1	7,767,252	—	758,890
Proposal 2	4,309,358	627,488	18,965
Proposal 3	8,453,808	56,005	16,329

ITEM 6. Exhibits and Reports on Form 8-K

(A) EXHIBITS

The following exhibits are filed as part of this report.

3.1*	Amended and Restated Articles of Incorporation

3.2*	Amended and Restated Bylaws

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
R. George Hancock, Interim Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
James K. Hilger, Vice-President and Chief Financial Officer

31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
Jason W. Rees, Controller and Chief Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
George Hancock, Interim Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
James K. Hilger, Vice-President and Chief Financial Officer

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
Jason W. Rees, Controller and Chief Accounting Officer

*	Incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-1 (File No. 33-97834).

(B) REPORTS ON FORM 8-K

     During the quarter ended June 30, 2004 a report on Form 8-K dated April 27, 2004 was furnished on April 29, 2004.

Items 1, 2, 3 and 5 of PART II are not applicable and have been omitted

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on August 16, 2004.

PYRAMID BREWERIES INC.

By:	/s/ JAMES K. HILGER

James K. Hilger, Vice-President and Chief Financial Officer

DATE: August 16, 2004