Form 10-K/A
period 2003-12-31
PYRAMID BREWERIES INC
filed 2004-09-09
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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
Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .

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

DOCUMENTS INCORPORATED BY REFERENCE

     None

EXPLANATORY NOTE
Item 14 — Principal Accountant Fees and Services
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

EXPLANATORY NOTE

     On March 12, 2004, Pyramid Breweries Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended December 31, 2003 (the “Initial Form 10-K”). In accordance with the SEC rules, the Company incorporated by reference Part III, Item 14 - Principal Accountant Fees and Services of the Initial Form 10-K from the Company’s Proxy Statement filed on April 21, 2004 in connection with its 2004 Annual Stockholders’ Meeting.

     Upon a subsequent review of the 2004 Proxy Statement, the Company identified additional information associated with certain fees paid to KPMG LLP, which now serves as the Company’s independent auditor, under a finding-based fee arrangement for services performed in 2002. This Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include disclosure related to those fees and services as required by Item 14 of Form 10-K.

Item 14 — Principal Accountant Fees and Services

Independent Accountant Fees

     The aggregate fees billed by Andersen and KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 are as follows:

	KPMG LLP		Andersen(1)
	2003	2002	2003	2002
Audit Fees (2)	$83,000	$66,000	—	$56,000
Audit-Related Fees	0	0	—	0
Tax Fees (3)	87,000	42,000	—	3,000
All Other Fees (4)	7,000	13,000	—	0
Total Fees	$177,000	$121,000	—	$59,000

(1)	Effective May 30, 2002, we dismissed Arthur Andersen LLP as our independent accountant and engaged KPMG LLP to serve as our independent accountants for the fiscal year ended December 31, 2002.

(2)	Audit services billed in 2003 and 2002 consisted of the audit of our annual financial statements, review of quarterly financial statements, consents and other services related to filings with the SEC.

(3)	Tax services billed in 2003 and 2002 consisted of the following:

(a)	Fees for tax compliance services totaled $25,000 in 2003 and $18,000 in 2002. Tax compliance services are services rendered, based upon facts already in existence or transactions already occurred, to document and compute amounts to be included in tax filings. Such services consisted of federal and state income tax return assistance.

(b)	Fees for tax planning and advice services totaled $5,000 in 2003 and $3,000 in 2002. Tax planning and advice are services rendered with respect to proposed transactions, earnings and profit calculations for dividend classification or that structure a transaction to obtain a particular tax result.

(c)	Fees for a review of Washington State sales and use tax payments made by the Company dating back five years (1998 — 2002) for the purpose of identifying possible overpayments and opportunities for refund, and included a review of the Washington state law regarding the machinery and equipment exemption and the resale exemption as it applies to Pyramid Breweries Inc. Findings-based fees for the application and receipt of a refund related to the state tax exemptions totaled $57,000 in 2003 and $24,000 in 2002.

(4)	All other fees billed in 2003 consisted of fees associate with due diligence related to the acquisition of the Portland Brewing Company assets. 2002 consisted of fees associated with the audit of the 401(k) plan.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 3, 2004

Pyramid Breweries Inc. (Registrant)
By /s/ JAMES K. HILGER
James K. Hilger
Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JOHN J. LENNON	September 3, 2004

John Lennon
Chief Executive Officer and Director

By	/s/ JAMES K. HILGER	September 3, 2004

James K. Hilger
Vice President and Chief Financial Officer

By	/s/ JASON W. REES	September 3, 2004

Jason W. Rees
Controller and Chief Accounting Officer

By	/s/ GEORGE HANCOCK	September 3, 2004

George Hancock
Chairman of the Board

By	/s/ SCOTT S. BARNUM	September 3, 2004

Scott S. Barnum
Director

By	/s/ KURT DAMMEIER	September 3, 2004

Kurt Dammeier
Director

By	/s/ NANCY MOOTZ	September 3, 2004

Nancy Mootz
Director

By	/s/ SCOTT SVENSON	September 3, 2004

Scott Svenson
Director