Form 10-Q
period 2004-09-30
PYRAMID BREWERIES INC
filed 2004-11-15
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]  No [X]

     Common stock, par value of $.01 per share: 8,765,845 shares of Common Stock outstanding as of September 30, 2004

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I

Item 1 — FINANCIAL STATEMENTS

PYRAMID BREWERIES INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,558
Short term investments	300	492
Accounts receivable, net of $32 and $20 allowance	2,836	1,281
Inventories	2,629	1,654
Prepaid expenses and other	529	756

Total current assets	6,294	5,741
Note receivable related party	—	81
Fixed assets, net	28,964	21,406
Goodwill	415	415
Other assets	456	141

Total assets	$36,129	$27,784

CURRENT LIABILITIES:
Accounts payable	$3,163	$1,349
Accrued expenses	2,567	1,562
Refundable deposits	641	487
Line of credit	231	—
Short-term note payable to related party	7,200	—
Note payable-current	20	20
Deferred rent — current	75	199
Dividends payable	193	379

Total current liabilities	14,090	3,996
Note payable, net of current portion	20	16
Deferred rent, net of current portion	632	1,569

Total liabilities	14,742	5,581

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,766,000 and 8,620,000 shares issued and outstanding	88	86
Additional paid-in capital	36,793	36,374
Note receivable — related party	—	(764)
Deferred stock-based compensation	—	(27)
Accumulated deficit	(15,494)	(13,466)

Total stockholders’ equity	21,387	22,203

Total liabilities and stockholders’ equity	$36,129	$27,784

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PYRAMID BREWERIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2004	2003	2004	2003
Gross sales	$11,745	$10,765	$30,971	$27,624
Less excise taxes	532	493	1,475	1,327

Net sales	11,213	10,272	29,496	26,297
Cost of sales	8,898	8,082	23,221	20,451

Gross margin	2,315	2,190	6,275	5,846
Selling, general and administrative expenses	2,738	2,264	7,641	6,348

Operating loss	(423)	(74)	(1,366)	(502)
Other income, net	3	118	99	268

(Loss) income before income taxes	(420)	44	(1,267)	(234)
Provision for income taxes	—	—	(3)	(2)

Net (loss) income	$(420)	$44	$(1,270)	$(236)

Basic and diluted net (loss) income per share	$(0.05)	$0.01	$(0.15)	$(0.03)
Weighted average shares outstanding	8,615	8,456	8,512	8,439
Weighted average diluted shares outstanding	8,615	8,655	8,512	8,439
Cash dividends declared per share	$0.022	$0.044	$0.088	$0.132

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PYRAMID BREWERIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Month Period Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(1,270)	$(236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,973	1,767
Stock-based compensation expense	3	40
Accretion of discount on long-term debt	4	3
Loss on sales of fixed assets	10	1
Deferred rent	(116)	689
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(597)	17
Inventories	(417)	(220)
Prepaid expenses and other	147	(148)
Accounts payable and accrued expenses	1,575	998
Refundable deposits	50	15

Net cash provided by operating activities	1,362	2,926

INVESTING ACTIVITIES:
Purchases of short-term investments	—	(2,455)
Proceeds from the sale and maturities of short-term investments	192	4,355
Proceeds from sales of fixed assets	11	—
Acquisition of Berkeley facility land and building	(195)	—
Acquisition of Portland Brewing Company assets	(1,416)	—
Acquisition of fixed assets	(769)	(3,082)

Net cash used in investing activities	(2,177)	(1,182)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock and option exercises	203	117
Note receivable	—	22
Net borrowings on line of credit	231	—
Deferred financing fees	(68)	—
Borrowings on short-term note payable to related party	200	—
Cash dividends paid	(944)	(1,126)
Purchases and retirement of common stock	(365)	—

Net cash used in financing activities	(743)	(987)

(Decrease) increase in cash and cash equivalents	(1,558)	757
Cash and cash equivalents at beginning of period	1,558	596

Cash and cash equivalents at end of period	$—	$1,353

Supplemental Data
Interest paid	$91	$—
Purchase of facility with debt	$7,000	$—
Stock issued for purchase of Portland Brewing Company assets	$1,474	$—
Note Receivable repaid through stock repurchase	$843	$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PYRAMID BREWERIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

     Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington, Portland, Oregon and in Berkeley, Walnut Creek and Sacramento, California. Effective July 31, 2004, the Company completed its acquisition of the brewing and restaurant assets of Portland Brewing Company located in Portland Oregon. The Portland Brewing Company asset acquisition and related results of operations, for the months of August and September, are included in the presentation of the financial statements of the three and nine month periods ended September 30, 2004 as the purchase occurred during the period being reported. The Company sells its beer through a network of selected independent distributors and alehouse locations primarily in Washington, Oregon and California. The Company’s core brands include Pyramid, MacTarnahan and Thomas Kemper Soda, its other smaller product lines are reported under the Allied Brand designation and include Thomas Kemper Beer, Saxer, and Nor’Wester. The Company also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of September 30, 2004, the Company’s products were distributed in approximately 35 states and Canada. As of September 30, 2004, the Company also operated five restaurants adjacent to its breweries under the Pyramid Alehouse and MacTarnahans Taproom brand names.

     The Company established a new entity, PBC Acquisition LLC, for the express purpose of acquiring certain assets from Portland Brewing Company. The assets of this entity are consolidated into the Company’s unaudited condensed consolidated financial statements for financial reporting purposes.

     Effective July 23, 2004, the Company completed its purchase of the Berkeley Brewery and Alehouse facility located at 901 Gilman Street, Berkeley, California 94710. Previously the Company had leased this facility. The Company’s lease obligations terminated with its purchase of the facility.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, included in the Annual Report on Form 10-K.

Stock Based Compensation

     At September 30, 2004, the Company has stock-based compensation plans which are described more fully in the 2003 Annual Report and in Appendix A of the 2004 Proxy Statement for the 2004 Equity Compensation Plan. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans) except as described in Note 5 and except that the Company is committed to granting 175,000 shares of restricted stock, and an additional 175,000 shares if certain performance criteria are met, to its CEO over a six year period as per the terms of his employment agreement. The Company has recorded $13,000 in stock based compensation costs in the three month period ended September 30, 2004 related to these stock grants. Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company’s net income (loss) and net income (loss) per share for the three and nine month periods ended September 30, 2004 and 2003, would have been as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)

Net income (loss) as reported	$(420)	$44	$(1,270)	$(236)
Add: Stock-based compensation cost as reported	13	(24)	3	40
Less: Stock-based compensation cost determined under the fair value based method	(32)	(41)	(124)	(167)

Net loss pro forma	$(439)	$(21)	$(1,391)	$(363)
Basic and diluted net income (loss) per share as reported	$(0.05)	$0.01	$(0.15)	$(0.03)
Basic and diluted net income (loss) per share pro forma	$(0.05)	$(0.00)	$(0.16)	$(0.04)

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

2. PORTLAND BREWING COMPANY ASSET ACQUISITION

     On July 31, 2004, the Company completed its purchase of certain Portland Brewing Company assets. Per the asset purchase agreement, Pyramid Breweries Inc. acquired Portland Brewing Company’s brewery and alehouse for total consideration including transaction costs of approximately $4.01 million, consisting of a combination of assumed liabilities, cash and Pyramid common stock. The terms of the transaction also include a 5-year earn out which may result in additional payments to Portland Brewing Company based on sales of Portland Brewing brands during the earn-out period. In addition to the purchase price, the Company incurred an estimated $300,000 in transaction costs, including consulting fees and amounts relating to legal and accounting charges. The results of operations of the acquired assets of Portland Brewing Company since July 31, 2004 to September 30, 2004 are included in Pyramid’s statement of operations for the three and nine month periods ended September 30, 2004.

     The assets acquired from Portland Brewing Company, including the alehouse and brewery assets, were acquired because of their strategic fit within the existing Pyramid operations. The Portland Taproom provides a venue for Portland area residents to sample Company products, the Portland brewery provides a production facility in the mature Oregon craft beer markets. The acquisition is intended to bring together two pivotal players in the craft brewing industry and position the Company for growth across all businesses, including beer, soda and restaurants as well as strengthening its position in the key West Coast markets.

     The acquisition was accounted for as a business combination under SFAS 141 “Business Combinations.” Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. 445,434 shares were issued in conjunction with the asset purchase. The allocation of the purchase price is preliminary as the Company has not yet received all of the information it has arranged to obtain.

     The following unaudited pro forma information represents the results of operations for Pyramid Breweries Inc and Portland Brewing Company for the three and nine month periods ended September 30, 2004 and 2003, as if the asset purchase had been consummated as of January 1, 2004 and January 1, 2003, respectively. This pro forma information does not purport to be indicative of what may occur in the future:

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	(in thousands except per share amounts)
	2004	2003	2004	2003
Net sales	12,328	13,393	35,245	33,885

Net (loss) income	$(879)	$270	$(2,295)	$(929)

Basic and diluted net (loss) income per share	$(0.10)	$0.03	$(0.26)	$(0.10)
Weighted average basic and diluted shares outstanding	8,765	8,902	8,858	8,847

     The following represents the preliminary allocation of the purchase price to the acquired assets and assumed liabilities of Portland Brewing Company and is for illustrative purposes only. This allocation is preliminary and based on Portland Brewing Company’s assets and liabilities as of July 31, 2004.

(in thousands)
Net tangible assets acquired:
Cash	$3
Accounts receivable	958
Inventories	573
Property, plant and equipment	2,452
Other long-term assets	24

Total purchase price	$4,010

Net tangible assets consists of cash, accounts receivable, inventories, property plant and equipment and other assets. Portland Brewing Company`’s current assets, property, plant and equipment assets and liabilities assumed were adjusted based on the fair value of those assets acquired and liabilities assumed. Based on a preliminary assessment, Pyramid management believes there is not significant value associated with the intangible assets acquired as part of the asset purchase agreement.

3. INVENTORIES

     Inventories consist of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)

Raw materials	$1,226	$664
Work in process	72	155
Finished goods	1,331	835

	$2,629	$1,654

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Inventory levels experience fluctuations in carrying levels and values based on seasonality.

4. FIXED ASSETS

     Fixed assets consist of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)

Land	$6,188	$—
Building	11,901	—
Brewery and retail equipment	19,194	16,402
Furniture and fixtures	1,024	952
Leasehold improvements	5,853	17,587
Construction in progress	251	101

	44,411	35,042
Less: accumulated depreciation and amortization	(15,447)	(13,636)

	$28,964	$21,406

     In conjunction with the acquisition of the Berkeley alehouse and brewing facility, the Company reclassified the Berkeley facility leasehold improvements of $11,847,000 from the leasehold improvement category to buildings as well as extended the depreciable lives of the building assets from the lease term to 40 years for depreciation calculation purposes.

5. NOTE RECEIVABLE FROM RELATED PARTY

     In June 2001, the Company issued a $787,000 full recourse note to Martin Kelly, the Company’s Chief Executive Officer (CEO) in connection with the exercise of options for 387,400 shares of the Company’s common stock. In addition, the Company issued a $115,000 full recourse note to Mr. Kelly to fund his payment of taxes on the exercise of the options. The notes were due on the earlier of June 30, 2011 or upon the sale of the stock and had an annual interest rate of 5.6%. A total of 135,100 of those shares were unrestricted, except for being pledged as collateral for the notes, and the remaining 252,300 shares were due to become unrestricted by December 2004.

     On February 26, 2004 the Company announced that Mr. Kelly was stepping down as CEO. Mr. Kelly’s last official day was March 10th, 2004. Per the full recourse note agreement dated June 2001 with Mr. Kelly, upon termination he had the right to require the Company to buy-back the 387,400 shares collateralizing the promissory notes and pay any balances owed under the notes, with any net cash balance made payable to Mr. Kelly. On April 9, 2004, Mr. Kelly exercised his right and the Company repurchased the 387,400 shares at a five day average market price of $3.18 per share. The total sales value of $1,233,000 was applied to the notes payable in the amount of $843,000, to interest balances in the amount of $25,000 and the balance of $365,000 was paid to Mr. Kelly. This arrangement was accounted for as a variable equity-based compensation arrangement.

6. ACCRUED EXPENSES

     Accrued expenses consist of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)

Salaries, wages and related accruals	$1,144	$529
Barrel taxes	165	100
Other accruals	1,258	933

	$2,567	$1,562

7. OTHER INCOME, NET

     Other income, net consists of interest, lease and parking fee income, interest expense and other non-operating income and expenses as follows:.

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands)

Interest income	$5	$16	$18	$54
Lease income	36	—	36	—
Interest expense	(94)	(1)	(96)	(4)
Loan fee amortization	(22)	—	(24)	—
Parking income	77	91	161	183
Loss on sale of assets	1	—	(10)	(1)
Other income	—	12	14	36

Other income, net	$3	$118	$99	$268

8. INCOME (LOSS) PER SHARE

     Basic (loss) income per share was computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period, excluding shares subject to repurchase. Diluted income per share was computed by dividing net income by the weighted average number of common shares of common stock outstanding plus additional common shares that would be outstanding from in-the-money stock options. The net effect of stock options has not been included in the calculation of diluted net loss per share as the effect is antidilutive. Options to purchase approximately 174,000 shares of common stock were outstanding during the three month period ended September 30, 2004, but were not included in the computation of loss per share because their effects are antidulutive.

     Options to purchase approximately 197,000 and 188,000 shares of common stock were outstanding during the nine month period ended September 30, 2004 and 2003, respectively, but were not included in the computation’s of loss per share because their effects are antidilutive.

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2004	2003	2004	2003
	(in thousands except per share amounts)

Net (loss) income	$(420)	$44	$(1,270)	$(236)
Shares:
Weighted average shares outstanding	8,615	8,556	8,512	8,539
Shares subject to repurchase	—	(100)	—	(100)

Weighted average basic shares outstanding	8,615	8,456	8,512	8,439

Basic (loss) income per share	$(0.05)	$0.01	$(0.15)	$(0.03)

Stock option dilution	—	199	—	—

Weighted average diluted shares outstanding	8,615	8,655	8,512	8,439

Diluted (loss) income per share	$(0.05)	$0.01	$(0.15)	$(0.03)

9. BANK LINE OF CREDIT AND SHORT-TERM DEBT

     The Company entered into a $2,000,000 line of credit (the Line of Credit) for short-term operating needs on May 14, 2004. The Line of Credit revolves through May 14, 2006. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest at the bank’s prime rate plus 25 basis points. A portion of the Line of Credit was used to meet the additional operating cash needs of the Portland Brewing Company asset acquisition, as well as covering the purchase and transaction costs. As of September 30, 2004, the Company had borrowed $231,000 on the line of credit. The Line of Credit is secured by the Company’s accounts receivable.

     Effective July 23, 2004, the Company completed its purchase of the Berkeley Brewery and Alehouse facility located at 901 Gilman Street, Berkeley, California 94710. The $7,000,000 purchase price and related costs were financed with a short-term $7,200,000 secured loan from Sugar Mountain Capital, LLC, a party related to Pyramid Breweries Inc. The short-term note has been secured by a Deed of Trust against the property. Sugar Mountain Capital, LLC is controlled by Mr. Kurt Dammeier, who is a Director of Pyramid Breweries Inc. and is Pyramid’s largest shareholder. The terms of the short-term financing, approved by the Company’s Board and Audit Committee, include interest only monthly payments through maturity on January 23, 2005, at a stated interest rate of 6.26%.

10. COMMITMENTS AND CONTINGENCIES

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

11. CASH DIVIDEND

     The Board of Directors announced on September 17, 2004, the declaration of a $0.022 per common share dividend payable on October 15, 2004 to shareholders of record on September 30, 2004. The cash dividends declared totaled approximately $193,000 for all common stock outstanding as of the record date.

     Cash dividends declared per common share:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
2004	$0.022	$0.088
2003	$0.044	$0.132

     The Board of Directors announced on November 3, 2004, the declaration of a $0.022 per common share dividend payable on January 15, 2004 to shareholders of record on December 31, 2004. The cash dividends declared totaled approximately $193,000 for all common stock outstanding as of the record date.

     Although the Company has declared and paid a dividend every quarter since the fourth quarter of 1999, continued future declaration of dividends will depend on, among other things, the Company’s liquidity and ability to pay obligations as they come due, which will depend on results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

12. SEGMENT INFORMATION

     The Company follows the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” and reports segment information in the same format as reviewed by the Company’s management (the Management Approach), which is organized around differences in products and services.

     Products and Services

     The Company’s reportable segments include beverage operations and alehouses. Beverage operations include the production and sale of Company beverage products including both beer and soda. The alehouse segment consists of five full-service alehouses, which market and sell the full line of the Company’s beer and soda products as well as food and certain merchandise.

     Factors used to identify reportable segments

     The Company’s reportable segments are strategic business units that offer different products and services. These segments are managed separately because each business requires different production, management and marketing strategies.

     Measurement of segment profit and segment assets

     The accounting policies of the segments are the same as those described in the summary of critical accounting policies included in the notes to the financial statements included in the Company’s most recent Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company records intersegment sales at cost.

     Segment profit and segment assets are as follows:

	Beverage		Corporate and
	Operations	Alehouse	Other	Total
		(in thousands)
Quarter ended September 30, 2004
Gross revenues from external customers	$7,941	$3,804	$—	$11,745
Net revenues from external customers	7,409	3,804	—	11,213
Intersegment revenues	161	—	(161)	—
Interest income	—	—	5	5
Depreciation and amortization	382	203	46	631
Operating income (loss)	687	218	(1,328)	(423)
Capital expenditures operating	209	108	68	385
Capital expenditures acquisition	8,750	1,140	195	10,085
Total assets	21,341	6,691	8,097	36,129
Quarter ended September 30, 2003
Gross revenues from external customers	$6,777	$3,988	$—	$10,765
Net revenues from external customers	6,284	3,988	—	10,272
Intersegment revenues	143	—	(143)	—
Interest income	—	—	16	16
Depreciation and amortization	393	210	53	656
Operating income (loss)	703	297	(1,074)	(74)
Capital expenditures	75	564	36	675
Total assets	18,659	6,929	4,209	29,797
Nine months ended September 30, 2004
Gross revenues from external customers	$20,601	$10,370	$—	$30,971
Net revenues from external customers	19,126	10,370	—	29,496
Intersegment revenues	397	—	(397)	—
Interest income	—	—	18	18
Depreciation and amortization	1,186	634	153	1,973
Operating income (loss)	1,994	487	(3,847)	(1,366)
Capital expenditures operating	415	200	154	769
Capital expenditures acquisition	8,750	1,140	195	10,085
Total assets	21,341	6,691	8,097	36,129
Nine months ended September 30, 2003
Gross revenues from external customers	$18,382	$9,242	$—	$27,624
Net revenues from external customers	17,055	9,242	—	26,297
Intersegment revenues	323	—	(323)	—
Interest income	—	—	54	54
Depreciation and amortization	1,166	446	155	1,767
Operating income (loss)	1,816	704	(3,022)	(502)
Capital expenditures	464	2,493	125	3,082
Total assets	18,659	6,929	4,209	29,797

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA (dollars in thousands)

	Three Month Period Ended September 30,
		% of		% of
	2004	Net Sales	2003	Net Sales
Gross sales	$11,745		$10,765
Less excise taxes	532		493

Net sales	11,213	100.0	10,272	100.0
Cost of sales	8,898	79.4	8,082	78.7

Gross margin	2,315	20.6	2,190	21.3
Selling, general and administrative expenses	2,738	24.4	2,264	22.0

Operating income	(423)	(3.8)	(74)	(0.7)
Other income, net	3	0.0	118	1.1

Income before income taxes	(420)	(3.7)	44	0.4
Provision for income taxes	—	—	—	—

Net income(loss)	$(420)	(3.7)	$44	0.4

Basic and diluted net income(loss) per share	$(0.05)		$0.01

Operating data (in barrels):
Beer barrels shipped	40,645		31,720
Soda barrels shipped	11,273		13,925

Total barrels shipped	51,918		45,645

Annual production capacity	335,000		204,000

	Nine Month Period Ended September 30,
		% of		% of
	2004	Net Sales	2003	Net Sales
	(in thousands except per share amounts)

Gross sales	$30,971		$27,624
Less excise taxes	1,475		1,327

Net sales	29,496	100.0	26,297	100.0
Cost of sales	23,221	78.7	20,451	77.8

Gross margin	6,275	21.3	5,846	22.2
Selling, general and administrative expenses	7,641	25.9	6,348	24.1

Operating loss	(1,366)	(4.6)	(502)	(1.9)
Other income, net	99	0.3	268	1.0

Loss before income taxes	(1,267)	(4.3)	(234)	(0.9)
Provision for income taxes	(3)	(0.0)	(2)	(0.0)

Net loss	$(1,270)	(4.3)	$(236)	(0.9)

Basic and diluted net loss per share	$(0.15)		$(0.03)

Operating data (in barrels):
Beer barrels shipped	101,714		86,920
Soda barrels shipped	33,069		34,702

Total barrels shipped	134,783		121,622

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003

     Gross Sales. Gross sales increased 9.1% to $11,745,000 in the third quarter ended September 30, 2004 from $10,765,000 in the same quarter of 2003. Wholesale beverage segment sales increased 17.2% to $7,941,000 in the third quarter ended September 30, 2004 from $6,777,000 in the same quarter of 2003. Total beer shipments increased 28.1%, to 40,645 barrels principally as a result of the addition of the Portland Brewing Company barrelage. The additional barrelage added to the Pyramid family include MacTarnahans, Saxer, Nor’Wester and the licensed Buffalo Bills products. These products added 8,069 barrels to the 30,553 barrels of Pyramid, 634 of Thomas Kemper beer and 1,389 of contract brewing products. Shipments of Thomas Kemper Soda totaled 11,273 barrels, down 19% from a year ago. Total beverage shipments amounted to 51,918 barrels in the quarter, increasing 13.7% from the prior year period. Total beverage shipments increased in all of the Company’s major sales regions over the same period in 2003. Pyramid Hefeweizen, the Company’s top selling product, was up 6.0% in shipment volumes for the quarter. Alehouse sales decreased 4.6%, to $3,804,000 in the third quarter ended September 30, 2004, from $3,988,000 in the same quarter of 2003. Excluding the Sacramento Alehouse, which opened in July 2003, and the Portland Taproom acquired in July 2004, the same store alehouse sales decreased $145,000 or 4.8% due to lower traffic at the Seattle, Washington alehouse location.

     Excise Taxes. Excise taxes totaled 6.7% and 7.3% of gross beverage sales for the quarters ended September 30, 2004 and 2003, respectively. The decrease in excise taxes as a percentage of gross sales was due mainly to the excise tax on the products produced at the Portland, OR Brewing facility which are paid at the lower tax rate as the Portland Brewing Company has not exceeded the 60,000 barrels threshold, thereby lowering the average per barrel tax paid in total as Pyramid has exceeded the limit and is paying the higher $18 per barrel tax. Per beer barrel shipped excise taxes decreased to $13.09 per beer barrel from $15.54 per beer barrel. Federal taxes paid on beer shipments is determined by the level of shipments. A 60,000 barrel threshold exists at the federal level, resulting in incremental volume being taxed at an $18 per beer barrel rate versus a $7 per beer barrel rate on production below 60,000 barrels. State taxes per barrel vary on a state by state basis. The Company calculates a weighted average cost per beer barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year.

     Gross Margin. Gross margin increased $125,000 to $2,315,000, an increase of 5.7% in the quarter ended September 30, 2004. Although gross margin dollars increased as a result of higher sales volumes on the beverage side of the business and increased alehouse sales with the addition of the Portland Taproom, the gross margin as a percentage of sales decreased. The decrease in gross margin as a percentage of sales is primarily the result of increasing labor, utility and freight costs as well as the integration costs related to the Portland Brewing and restaurant operations.

	Three Month Period Ended September 30,
		Gross		Gross
Gross Margin	2004	Margin %	2003	Margin %	$ Change	% Change
Beverage Division	$1,951	26.3%	$1,808	28.8%	$143	7.9%
Alehouse Division	364	9.6%	382	9.6%	(18)	-4.7%

Total	$2,315	20.6%	$2,190	21.3%	$125	5.7%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter increased $474,000 over the same period in 2003. The additional expense was primarily attributed to $190,000 of increases in selling expenses expected to drive future beverage division sales, $73,000 in additional marketing expenses for advertising, special events and promotions, $80,000 increase in legal, accounting and other costs associated with filings required as a public company, additional internal travel and administrative expenses related to the integration of the Portland Brewing Company business and other personnel related payroll expenses.

     Other Income, net. Other income, net was approximately $3,000 for the quarter ended September 30, 2004 as compared to $118,000 in the same quarter of 2003. Lower investment balances on cash equivalents and short-term investments caused the decline in interest income to $5,000 from $16,000 for the quarters ended September 30, 2004 and 2003, respectively. Interest expense was $94,000 and $1,000 for quarters ended September 30, 2004 and 2003. The increase in interest expense was due primarily to the Berkeley facility purchase and associated debt to finance the purchase. Loan fee amortization in the amount of $22,000 was recorded in connection with the financing of the Berkeley facility and the opening of a line of credit. Lease income of $36,000 for quarter ended September 30, 2004 was related to subleasing a portion of the Berkeley facility to a third party tenant.

     Income Taxes. The Company recorded no income tax expense in the third quarter. For the most part, however, the Company recorded no income tax for the quarters ended September 30, 2004 and 2003 because it has recorded a full valuation allowance against its net operating loss carryforwards.

     Net Income(Loss). The Company reported a net loss of $420,000 for the quarter ended September 30, 2004 compared to net income of $44,000 in the same quarter of 2003.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003

     Gross Sales. Gross sales increased 12.1% to $30,971,000 for the nine month period ended September 30, 2004 from $27,624,000 in the same period of 2003. Wholesale beverage sales increased 12.1% to $20,601,000 for the nine month period ended September 30, 2004 from $18,382,000 in the same period of 2003. Total beverage barrel shipments increased 10.8% compared to the same period in the prior year. Pyramid beer brand shipments increased 6.8% to 89,862 barrels, while MacTarnahan brand shipments were 1,581, Allied Brand shipments increased to 7,784. Shipments of Thomas Kemper Soda decreased by 4.7% to 33,069 barrels from 34,702 barrels in the same nine month period of the prior year. Alehouse sales increased 12.2%, to $10,369,000 in the nine month period ended September 30, 2004, from $9,242,000 in the same period of 2003. The increase was driven by the Sacramento Alehouse, which opened in July 2003, contributing $1,977,000 in sales for the nine months ended September 30, 2004. Excluding the Sacramento Alehouse sales increase of $1,003,000 and the Portland Taproom sales increase of $350,000 the same store alehouse sales decreased $226,000 or 2.7% largely due to lower traffic at the Seattle, Washington and Walnut Creek, California Alehouse locations.

     Excise Taxes. Excise taxes totaled 7.2% of gross beverage sales for each of the nine month periods ended September 30, 2004 and 2003. Per beer barrel shipped excise taxes decreased to $14.50 per beer barrel from $15.27 per beer barrel. This per barrel decrease is the result of the lower excise tax requirements on the products produced by the Portland brewery facility. A 60,000 barrel threshold exists for beer shipments with volume being taxed at an $18 per beer barrel rate once 60,000 barrels is attained versus a $7 per beer barrel rate on production below 60,000 barrels. The Company calculates a weighted average cost per beer barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year.

     Gross Margin. Gross margin increased $429,000 to $6,275,000, or 7.3% for the nine month period ended September 30, 2004 due to higher beverage volumes, the addition of the Sacramento Alehouse and Portand Brewery and the absence of $89,000 of pre-opening expenses incurred in preparation of the opening for the Sacramento Alehouse in 2003.

	Nine Month Period Ended September 30,
		Gross		Gross
Gross Margin	2004	Margin %	2003	Margin %	$ Change	% Change
Beverage Operations	$5,430	28.4%	$4,962	29.1%	$468	9.4%
Alehouse Operations	845	8.1%	884	9.6%	(39)	(4.4%)

Total Operations	$6,275	21.3%	$5,846	22.2%	$429	7.3%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of 2004 increased to $7,641,000, compared to $6,348,000 incurred during the first nine months of 2003. The $1,293,000 additional expense was attributed to an increase in administrative expenses, including $434,000 of non-recurring costs related to changing the Company’s CEO, $139,000 of additional legal, accounting and compliance costs associated with being a public company, as well as a non-recurring $99,000 state and local tax refund recorded in 2003 as an expense reduction. The additional $621,000 increase is the result of costs related to the integration of Portland Brewing Company operations, increases in selling and personnel related expenses which are expected to drive future beverage division sales and improve alehouse sales, quality and consistency as well as additional marketing activities.

     Other Income, net. Other income, net was approximately $99,000, or 0.3% of net sales for the nine month period ended September 30, 2004 compared to $268,000, or 1.0% of net sales in the same period of 2003. Lower investment balances on cash equivalents and short-term investments caused the decline in interest income. Interest income was $18,000 and $54,000 for each of the nine month periods ended September 30, 2004 and 2003, respectively. Interest expense was $96,000 and $4,000 for the nine month period ended September 30, 2004 and 2003, respectively. The increase was due primarily to the Berkeley facility purchase. Lease income of $36,000 for the nine month ended September 30, 2004 was related to leasing part of the Berkeley facility. Loan fee amortization in the amount of $24,000 was recorded in connection with the financing of the Berkeley facility and the opening of a line of credit. Other income, recorded in connection with the related party loans, decreased to $14,000 from $36,000 as the loan balance was paid off as part of the stock buy-back arrangement with the former Company CEO. A loss on the disposal of fixed assets in the amount of $10,000 was recorded during the nine month period ended September 30, 2004, primarily related to the upgrade and replacement of brewery production equipment, which also added to the decline of other income, net.

     Income Taxes. The Company recorded approximately $3,000 of income tax expense in the nine month period ended September 30, 2004 related to certain state tax expenses. For the most part, however, the Company recorded no income tax for the periods ended September 30, 2004 and 2003. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

     Net Loss. The Company reported a net loss of $1,270,000 for the nine month period ended September 30, 2004 compared to a net loss of $236,000 in the same period of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $300,000 of short-term investments at September 30, 2004 compared to $2,050,000 of cash, cash equivalents and short-term investments at December 2003. At September 30, 2004, the Company had working capital of negative $7,796,000 compared to positive $1,745,000 at December 31, 2003. The negative working capital as of September 30, 2004 is a result of $7,200,000 of short term financing related to the Berkeley facility purchase, a line of credit of $231,000 to finance the Portland Brewing Company asset acquisition and capital spending related to various brewery and alehouse projects, $365,000 for the purchase and retirement of stock related to the former CEO arrangement and $944,000 paid out in cash dividends, offset by $1,362,000 of cash provided by operating activities which included a $1,575,000 increase in accounts payable and other various current asset and liability changes.

     Net cash provided by operating activities during the nine month period ended September 30, 2004 was approximately $1,362,000 compared to $2,926,000 for the same period of the prior year. The decrease in net cash provided by operating activities was due primarily to an increased net loss and a nonrecurring tenant improvement credit of $800,000 paid to Pyramid Breweries Inc. by the landlord of the Sacramento Alehouse received in 2003.

     Net cash used in investing activities for the nine month period ended September 30, 2004 was $2,177,000 compared to net cash used in investing activities of $1,182,000 for the same period of the prior year. The cash used in investing activities in 2004 included $195,000 for the costs associated with the acquisition of the Berkeley facility land and building purchase, $1,416,000 for the acquisition of certain Portland Brewing Company assets, approximately $415,000 for brewery equipment and improvements, $200,000 for alehouse equipment and upgrades and $154,000 for information systems and computer system upgrades and replacements.

     During the quarter two events occurred requiring a change in the contractual obligation table presented in the Company’s Form 10-K as of the year ended December 31, 2003, as follows:.

•	A financing arrangement was entered into related to the purchase of the Berkeley Alehouse and Brewery facility located in Berkley, California. The purchase of the Berkeley facility occurred on July 23, 2004. The $7,000,000 purchase price and related costs were financed with a short-term $7,200,000 secured loan from Sugar Mountain Capital, LLC, a party related to Pyramid Breweries Inc. The note is due in January 2005. Pyramid previously leased this facility. Concurrent with purchase of the facility, Pyramid’s lease obligations for the facility ended.

•	With the purchase of the Portland Brewing Company assets the Company entered into three operating leases for the restaurant and brewing facilities located in Portland Oregon. The Company entered into two separate ten year leases for the building located at 2730 NW 31st for $5,833 per month for the brewery space and $7,500 per month for the restaurant space. The Company also entered into a third operating lease for the building located at 2750 NW 31st for the brewery facilities expiring in 2008 for $12,576 per month, with one three year option and two five year options to renew.

     On December 15, 1999, the Company announced its first regular quarterly cash dividend and has declared and paid a quarterly cash dividend each consecutive quarter since the initial declaration. During the quarter ended September 30, 2004 the Company declared per share dividends of $0.022 and paid out $183,000 in cash dividends. During the second quarter of 2004, the Board of Directors made the decision to reduce the dividend by 50% due to the strategic shift of the Company with an increased focus on growth. Although the Company has declared and paid a dividend every quarter since the fourth quarter of 1999, continued future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

     On December 15, 1999, the Company also announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of September 30, 2004, the Company has purchased and retired a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. The Company has not repurchased any shares under the stock buyback plan since November 2001.

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

Effective July 23, 2004, the Company completed its purchase of the Berkeley Brewery and Alehouse facility located at 901 Gilman Street, Berkeley, California 94710. The $7,000,000 purchase price and related costs were financed with a short-term $7,200,000 secured loan from Sugar Mountain Capital, LLC, a party related to Pyramid Breweries Inc. The short-term loan has been secured by a Deed of Trust against the property. The Company chose to obtain financing from Sugar Mountain Capital, LLC because it offered the most competitive financing proposal among several provided by lenders to the Company. Sugar Mountain Capital, LLC is controlled by Mr. Kurt Dammeier, who is a Director of Pyramid Breweries Inc. and is Pyramid’s largest shareholder. The terms of the short-term financing, approved by the Company’s Board and Audit Committee, include interest only monthly payments through maturity in January, 2005 at a stated interest rate of 6.26%. The Company intends to replace this short-term financing with permanent financing within the next four months at market based terms. There is no guarantee that such financing will be available on commercially acceptable terms. .

     The Company has a $2,000,000 line of credit (the Line of Credit) for short-term operating needs. The Line of Credit revolves through May 14, 2006. At that date, any outstanding balance will be due in full. Borrowings under the Line of Credit will accrue interest at the bank’s prime rate plus 25 basis points. A portion of the Line of Credit was used to meet the additional operating cash needs of the Portland Brewing Company asset acquisition, as well as covering the purchase and transaction costs. As of September 30, 2004, the Company had borrowed $231,000 on the Line of Credit.

     Effective at the close of business on July 31, 2004, the Company completed its purchase of certain Portland Brewing Company assets. The Company acquired Portland Brewing Company’s brewery and alehouse assets for total consideration of approximately $4.01 million, consisting of a combination of assumed liabilities, cash and unregistered Pyramid common stock. The terms of the transaction also include a 5-year earn-out which may result in additional payments to Portland Brewing Company based on sales of Portland Brewing brands during the earn-out period. The earn-out payments are calculated annually based on shipments of the Portland Brewing Company brands. A per barrel payment is due on all barrels in excess of 45,000 barrels per calendar year. The expected effect of the transaction is to solidify core Portland Brewing and Pyramid brands and open new markets. Portland Brewing’s Northwest Portland brewery and Taproom restaurant will continue to operate and will join Pyramid’s family of breweries and restaurants.

     Future capital requirements may vary depending on such factors as the cost of acquiring businesses, brands and real estate in the markets selected for future expansion, whether such real estate is leased or purchased, and the extent of improvements necessary. Planned projects include the permanent financing of the Berkley Brewery and Alehouse facility, upgrading of the brewing equipment and alehouse facilities purchased from the Portland Brewing Company and the continued upgrading of equipment and alehouse facilities in the Seattle, Berkeley and Walnut Creek locations. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash balances, together with cash from operations and, to the extent required and available, bank borrowings, will be sufficient for the Company’s working capital needs.

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

     RISK FACTORS AND FORWARD LOOKING STATEMENTS

     The Company does not provide forecasts of future financial performance. However, this report contains forward looking statements, including: discussions of a number of matters and subject areas that are not historical or current facts but that address potential future circumstances, operations, and prospects. These forward-looking statements are subject to the “safe harbor” created by Section 21E of the Securities Exchange Act of 1934, are qualified by the inherent risks and uncertainties surrounding future expectations generally and may differ materially from the Company’s actual future experience as a result of such factors as: the effects of increased competition from regional craft brewers and major breweries, the Company’s ability to gain and continue access to the markets through independent distributors and chain stores, the effects of governmental regulation and the Company’s ability to obtain and maintain necessary permits, licenses and approvals, the Company’s ability to maintain or increase the price of its products without decreasing demand and the Company’s ability to maintain or increase operating margins which may decline as a result of lower sales volumes or selling prices or increased production, transportation and promotions costs. Investors are cautioned that all forward-looking statements involve a high degree of risk and uncertainty. Additional information concerning those and other factors is contained in the Company’s Securities and Exchange Commission filings including its Form 10-K for the year ended December 31, 2003.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company has not and does not currently have any intention to hold any derivative instruments or engage in hedging activities. Also, the Company does not enter into significant transactions denominated in foreign currencies. Therefore, the Company’s direct exposure to risks arising from changes in foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material. The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with the line of credit. As the borrowing against the line of credit at September 30, 2004 was $231,000, the Company believes that the risk associated with interest rate fluctuations does not pose a material risk.

     The Company currently owes $7,200,000 against a secured loan from Sugar Mountain Capital, LLC, a party related to Pyramid Breweries Inc. The Company intends to replace this short-term financing with permanent financing within the next four months at market based terms. There is no guarantee that such financing will be available on commercially acceptable terms. The Company may not be able to refinance this debt at comparable interest rates.

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

ITEM 4. Controls and Procedures

Procedures

     Evaluation of disclosure controls and procedure

     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of September 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Subsequent to September 30, 2004, the Company filed Form 8-KA several days past its due date of October 16, 2004, The Company regrets the delay in filing this form, but does believe that this late filing is not a systemic problem within the Company.

     Changes in internal controls

     There were no changes during the quarter ended September 30, 2004 in the Company’s internal control over financial reporting in connection with this evaluation that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In conjunction with the July 31, 2004 purchase of certain Portland Brewing Company assets, Pyramid Breweries Inc. issued 445,434 shares of common stock on August 2, 2004 to Portland Brewing Company in accordance with the asset purchase agreement to finance the asset acquisition. The securities as well as cash and assumed liabilities were provided in exchange for certain brewery and restaurant assets.

     The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
Jul. 1, 2004 – Jul. 31, 2004	0	$0.00	0	0
Aug. 1, 2004 – Aug. 31, 2004	0	$0.00	0	0
Sep. 1, 2004 – Sep 30, 2004	0	$0.00	0	0

Total	0	$0.00	0	$1,108,000

     In December 1999, the Board of Directors authorized the Company to repurchase up to $2,000,000 of its stock on the open market, of which approximately $892,000 (457,724 shares) has been repurchased to date. This program was announced in the Company’s 1999 Form 10-K, which was filed on March 22, 2000. As of September 30, 2004, $1,108,000 has not yet been repurchased. This program does not have an expiration date.

ITEM 6. Exhibits and Reports on Form 8-K

(A) EXHIBITS

     The following exhibits are filed as part of this report.

3.1*	Amended and Restated Articles of Incorporation

3.2*	Amended and Restated Bylaws

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

John J. Lennon, Chief Executive Officer

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

John J. Lennon, Chief Executive Officer

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

(B) REPORTS ON FORM 8-K

     Reports on Form 8-K during the quarter ended September 30, 2004 were filed on August 3, and July 20, 2004, and furnished on August 16, 2004.

Items 1, 2, 3 and 5 of PART II are not applicable and have been omitted

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on November 15, 2004.

PYRAMID BREWERIES INC.
By:	/s/ JAMES K. HILGER
James K. Hilger, Vice-President and Chief Financial Officer

DATE: November 15, 2004