Form 10-K/A
period 2003-12-31
PYRAMID BREWERIES INC
filed 2004-12-10
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-27116

PYRAMID BREWERIES INC.

(exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1258355 (IRS Employer Identification No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes [  ] No [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter, based on the last sale price reported on the Nasdaq National Market as of June 30, 2003, was $29,930,975.

     The number of shares outstanding of the registrant’s common stock as of March 8, 2004, was 8,665,085.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (“Form 10-K”) of Pyramid Breweries Inc. (the “Company”), originally filed with the Securities and Exchange Commission on March 12, 2004, is being filed solely for the purpose of adding the following exhibits: (a) the Company’s Amended and Restated Articles of Incorporation as Exhibit 3.1 and the Company’s Amended and Restated Bylaws as Exhibit 3.2, in order to make correct copies of these documents electronically available, and (b) the Notice Regarding Lack Of Consent Of Arthur Andersen LLP as Exhibit 23.2, which was inadvertently omitted from the prior filing. The Company is also updating the signature page and Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 15 as amended is set forth below, which incorporates by reference the items listed on the Index to Exhibits. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 2. This Amendment No. 2 speaks as of the original filing date of the Form 10-K and reflects only the changes discussed above. No other information included in the original Form 10-K, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report are as follows:

1. Financial Statements: See listing of Financial Statements included as a part of the Annual Report on Form 10-K in Item 8 of Part II.

2. Financial Statement Schedules — None.

3. Exhibits: The required exhibits are included at the end of the Annual Report on Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

(b)	A report on Form 8-K (Items 7 and 12) was filed on October 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     December 10, 2004

Pyramid Breweries Inc.
(Registrant)
By	/s/ James K. Hilger

James K. Hilger
Vice President and
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K/A or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number, which follows the description of the exhibit, indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Registrant.

3.2	Amended and Restated Bylaws of Registrant.

3.3	Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 15, 1999.)

4.1(1)	Form of Common Stock Certificate.

4.4	Directors Compensation Plan. (Filed with the Registrant’s Definitive Proxy Statement filed April 3, 2003.)

10.1(1)	Lease between Harold W. Hill and the Registrant dated April 13, 1994.

10.2(1)	Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994.

10.3(1)	Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995.

10.4(1)	Distribution Agreement between the Registrant and Western Washington Beverage dated August 24, 1995.

10.5	Registrant’s Amended and Restated 1995 Employee Stock Option Plan. (Filed as Exhibit 4.1 to the Registrant’s Form S-8 dated June 21, 2002.)

10.6(1)	Registrant’s Non-Employee Director Stock Option Plan.

10.7(1)	Form of Non-Qualified Stock Option Agreement.

10.8(1)	Commercial Lease between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust and Pyramid Breweries California, Inc. dated November 1, 1995.

10.9(1)	Assignment, Assumption and Consent Agreement between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid Breweries California, Inc. and the Registrant dated November 17, 1995.

10.10	Amended and Restated Employment Agreement between the Registrant and Martin Kelly dated June 19, 2001. (Filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.11	Employment Agreement between the Registrant and Gary McGrath. (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.12	Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company, Inc., and the Registrant dated October 26, 2001. (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.13	Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.14	Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995. (Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.15	Stock Purchase Agreement and Promissory Notes between the Company and Martin Kelly. (Filed as Exhibits 10.13, 10.14 and 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001.)

Exhibit No.	Description
10.16	Commercial Lease between County Supervisors Association of California and the Registrant dated April 15, 2002. (Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.17	Registrant’s 2003 Employee Stock Purchase Plan. (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.18	Asset Purchase Agreement between Pyramid Breweries Inc., Portland Brewing Company and PBC Acquisition, LLC dated January 26, 2004. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2004.)

23.1(2)	Consent of KPMG LLP.

23.2	Notice Regarding Lack Of Consent Of Arthur Andersen LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: John Lennon, Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer.

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: John Lennon, Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer.

(1)	Filed as exhibits to the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).

(2)	Previously filed.