Form 10-K
period 2004-12-31
PYRAMID BREWERIES INC
filed 2005-03-31
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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
Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐          No ☑.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter, June 30, 2004, was $19,534,067.
      The number of shares outstanding of the registrant’s common stock as of March 18, 2005, was 8,781,840.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such definitive Proxy Statement or an amendment to this Report providing the information required by Part II of this Report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PYRAMID BREWERIES INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

i

PYRAMID BREWERIES INC.
PART I
Item 1 — Business
General
      Pyramid Breweries Inc. (the Company) is one of the leading brewers of fresh, full-flavored specialty beers, generally known as craft beers, and was recently ranked the 10th largest specialty brewing company in the United States by The New Brewer, the Journal of the Association of Brewers. The Company produces and markets over 20 styles of beer under the Pyramid, Thomas Kemper and MacTarnahan’s brand names and a line of six premium sodas produced under the Thomas Kemper Soda Company brand name. The Company also operates restaurants adjacent to its breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names. In 2004, the Company purchased the brewery and restaurant assets of Portland Brewing Company, increasing the Company’s presence in the Oregon market, adding a fifth restaurant and acquiring the beer brands.
      The Company’s breweries produce high quality, full-flavored beers in small batches using traditional brewing methods. The Company also produces high quality, full-flavored, batch brewed sodas. The Company operates three main breweries, one in Seattle, Washington (Seattle Brewery) which opened in March 1995, one in Berkeley, California (Berkeley Brewery), which opened in February 1997 and one in Portland, Oregon (Portland Brewery) of which the assets were acquired in July 2004. The Company’s fourth and fifth breweries, which are located in Walnut Creek and Sacramento, California produce products primarily for on-site consumption. The Company believes that the breweries and adjacent alehouses provide increased consumer awareness and loyalty for the Company’s brands by increasing opportunities for sampling and local product promotion. In 2004, the Company sold approximately 183,000 barrels of its beer and soda products.
      The Company was incorporated as Hart Brewing in Washington in March 1984 and changed its name to Pyramid Breweries Inc. in May 1996. The Company is headquartered in Seattle, Washington. The Company’s headquarters mailing address is 91 South Royal Brougham Way, Seattle, Washington, 98134, and the telephone number at that location is (206) 682-8322. The Company’s website address is www.PyramidBrew.com.
Industry Background
      The Company’s Pyramid, Thomas Kemper and MacTarnahan’s beer brands compete primarily in the craft beer category, and secondarily in the larger “specialty” category (which includes craft beers, imports and super premium beers). Nationally, craft beers represented approximately 3% of total beer shipments in 2004, as accumulated by The New Brewer, the Journal of the Association of Brewers. Craft beers are distinguishable from mass-produced beers by their wide range of fuller flavors and adherence to traditional European styles and higher quality ingredients. Industry experts estimate that total beer shipments, including imports, increased approximately 1% in 2004, craft beer shipments were estimated to have increased approximately 7%.
      The Company has been successful in marketing a full line of flavorful ales and lagers. Under the Pyramid brand, the Company’s primary brand, Pyramid Hefeweizen, Pyramid Apricot Ale and Pyramid Snowcap are the Company’s best selling beer styles.
      Competition in the specialty beer market has increased significantly in the past several years. The specialty beer retail and distributor customer channels have rapidly consolidated, making it more challenging to compete for sales in these channels. The premium import beer companies have also been consolidating, increasing their market power with the same customers. In addition, the big three national brewers have expanded their distribution of specialty beers, leveraging their existing market power to gain distribution of their products. Meanwhile, the Company has been able to maintain and grow its market share over the last few years in spite of these increasing competitive market forces. Other market forces, such as the recent shift in consumer tastes towards low carbohydrate foods, do not appear to be having much impact on the craft beer segment and on the Company’s sales. While the Company expects to be able to continue to successfully grow its craft beer business, these and other unforeseen market forces could have a negative effect on the Company’s sales.
      Craft beers generally sell for retail prices ranging from $5.99 to $7.99 per six-pack. Retail prices are set independently by distributors and retailers. The Company’s retail prices are usually at the higher end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass-produced domestic beers. This price premium results in higher profit margins, which can motivate distributors and retailers to offer and promote craft beers. The Company’s craft beers are sold primarily in Washington, Oregon and California, which accounted for approximately 81% of the Company’s 2004 beer sales.
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
      The Company currently operates restaurants adjacent to its Seattle, Berkeley and Portland breweries and the Sacramento and Walnut Creek Alehouses with the brewery situated within the restaurant. The restaurants are operated under the Pyramid Alehouse and MacTarnahan’s Taproom brand name. In 2004, the restaurants contributed sales of $14,004,000 including approximately $4,355,000 in the Company’s beers and sodas and $247,000 in branded clothing and other merchandise. The restaurants have a total of over 1,450 seats, including outdoor eating areas, and are situated in highly visible, high traffic locations. The Alehouses had approximately 826,000 guest visits during 2004.
      The Company has been impacted by the recent growth of national specialty restaurant chains in its key California markets, such as PF Changs China Bistro and The Cheesecake Factory. The Company believes that the Walnut Creek and Sacramento locations have been negatively impacted by the opening of several new national competitors at nearby locations. However, the Company believes that it will be able to continue to successfully compete with these national chains by offering a unique and pleasing customer experience, focusing on the quality of our craft beers and sodas as well as offering varied and competitively priced menu items. Pyramid continually changes its menu offering, adjusting meal choices for shifting consumer tastes, such as providing low carbohydrate and regional items on our daily menus. The Company believes that its alehouses serve an important function for recruiting new consumers of its craft brewed beers and sodas and that its focus on quality and service will allow its alehouse to remain competitive in the restaurant business.
      The Company’s beverage operations (sales to third party distributors) contributed 66% of net sales in 2004, with beer comprising 53% and soda 13%. Alehouse operations contributed 34% of net sales in 2004.
Business Strategy
      The Company has developed a balanced growth strategy which includes growing the Company’s beverage portfolio in its core western United States markets, and continuing to improve the Company’s cost structure. Key elements of the Company’s strategy are: (i) building a strong portfolio of craft beer brands, (ii) increasing the focus on the craft soda business, (iii) building brand awareness and sales through company-owned restaurants, and (iv) maintaining a direct store delivery (DSD) distribution system.

Building a Strong Portfolio of Craft Beer Brands
      The Company is committed to producing a portfolio of high quality craft beers to appeal to a variety of discerning consumer tastes. The Company currently markets over 20 styles of beer under the Pyramid, Thomas Kemper and MacTarnahan’s brands. The Pyramid brand accounted for 85% of the Company’s total beer sales and 69% of the Company’s total beverage sales in 2004. The Company continues to seek opportunities to develop or acquire other distinctive regional brands, which may help broaden the Company’s product portfolio and strengthen the Company’s presence geographically. The wide range of styles enables the Company to obtain better market penetration through greater shelf space for its packaged products in retail stores and additional tap handles in draft beer outlets.
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

Increasing the Focus on the Craft Soda Business
      The Company acquired the Thomas Kemper Soda Company in 1997. Since that time, the brand has added significant revenues to the Company. The soda business represented 19% of beverage sales in 2004, and 13% of total net sales. The craft soda category possesses many characteristics that are similar to the craft beer category, and the Company believes it can leverage its experience and existing infrastructure to further develop the Thomas Kemper Soda brands. The Company will also seek opportunities to expand the craft soda portfolio within its core western markets through existing and new alternative distribution channels.

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

Maintaining a Direct Store Delivery (DSD) System through Independent Distributors
      The Company distributes its products through a network of selected independent distributors who deliver directly to local grocery stores, convenience stores, restaurants and taverns. The Company believes this type of distribution system is best suited for developing local distribution of Company products, particularly in draft beer accounts where there are important sampling and brand building opportunities. The Company has not aligned itself with the distribution system of a single larger brewer. This approach allows the Company to select distributors in each market that it believes will focus the greatest attention on its products and best promote its high quality craft beers and sodas. Additionally, the ability to change distribution arrangements for performance-related issues is an important advantage. During 2004, the Company distributed its products through 208 wholesalers in 38 states and Canada. Consolidation in the distribution industry has resulted in a decrease in the number of distributors to which the Company ships. The Company expects this trend to continue as additional industry consolidation is expected.
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
Competition

Craft Beers
      Competition within the craft beer and soda markets is based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. Statistics from the latest study of the Institute of Brewing Studies indicate there were approximately 1,400 craft brewers in the United States at the end of 2004. Approximately two- thirds of these brewers are brewpubs that sell all of their production at retail on the brewery premises. The remaining brewers market their products through similar channels to those utilized by the Company and, although many have limited geographic distribution, the result is significantly increased competition in all markets.
      The overall domestic beer industry has shown little to no growth during the past several years. However, according to The New Brewer, the volume of craft beer shipments has increased at an annual rate of approximately 3% for the past several years and increased approximately 7% in 2004. This increase is related to the rapid expansion of the number of craft brewers since the late 1990’s as well as to shifting consumer tastes. The craft beer segment represents approximately 3% of the total U.S. beer market. Management estimates that historical trends will continue and growth in the craft beer segment is expected to continue at a 3% to 4% rate for the next few years. Pyramid beer brand volume growth increased approximately 9% in 2004, after decreasing 1% in 2003 and increasing 7% in 2002, averaging approximately the craft beer category growth during the same period. Company management believes that the growth of brewpubs has stabilized and does not feel that competition from the addition of new brewpubs will have a significant negative impact on the sales revenues of the Company.
      There are currently over 1,400 craft brewers nationally. The number of craft brewers has stabilized since 2000 and is currently expected to remain at or about current levels. The majority of craft brewers operate from small brew pubs with annual beer volumes of under 1,000 barrels. Craft beer brewers face increasing challenges in gaining distribution of their products due to consolidation of their retail and distributor customer base. The Company anticipates that the number of craft brewers will remain relatively stable in the near future, but that some consolidation of the craft brewing segment may occur.
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

Government Regulations

Restaurant Regulation
      The Company’s Alehouse facilities are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building and zoning requirements, the preparation and sale of food and alcoholic beverages, designation of non-smoking and smoking areas and accessibility of restaurants to disabled customers. Various federal and state labor laws govern the Company’s relationship with its employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could have an adverse effect on the Company’s results of operations. Delays or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of new restaurants. Management believes the Company is operating in substantial compliance with applicable laws and regulations governing its operations. Changes in laws, regulations or higher taxes could have an adverse effect on the Company’s results of operations.

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
      On January 24, 2003 (60 days after the Homeland Security Act became law), the Bureau of Alcohol Tobacco and Firearms (BATF) was divided into two new bureaus, the BATF and the Alcohol and Tobacco Tax Trade Bureau (TTB). The BATF, part of the Department of Justice, will oversee the firearms, explosives and arson programs and the TTB, part of the Department of Treasury, will handle the regulatory aspects of the alcohol and tobacco industries.
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

      The TTB permits and registrations can be suspended, revoked or otherwise adversely affected for failure to pay tax, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations, or notify the TTB of certain material changes. Permits, licenses, and approvals from state regulatory agencies can be revoked for many of the same reasons.
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
Trademarks
      The Company has obtained United States Trademark Registrations for several trademarks, including but not limited to Pyramid®, Pyramid Ales®, Pyramid Alehouse®, Pyramid Breweries®, Thomas Kemper®, MacTarnahan’s®, Portland Brewing® as well trademarks and pending trademark applications on individual products and design logos. The Company regards its “Pyramid” family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its trademarks whenever possible and to vigorously oppose any infringement of its trademarks.
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
Employees
      At December 31, 2004, the Company employed 448 people, including 64 in the Brewery Operations, 312 in the Alehouse Segment, 47 in sales and marketing and 25 in administration capacities (including home office, administrative and executive personnel). No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes it maintains a good working relationship with its employees and has no reason to believe that a good working relationship will not continue.
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
Item 2 — Properties
      The Company currently owns and operates five breweries, each with an adjacent restaurant located in each of the following locations: Seattle, Washington, Berkeley, California, Portland, Oregon, Sacramento, California and Walnut Creek, California. The estimated total annual beer capacity of the five breweries was approximately 334,000 barrels at the end of 2004.

The Seattle Brewery and Alehouse
      In March 1995, the Company completed the Seattle Brewery, Alehouse and corporate offices near downtown Seattle. This brewery and 400 seat restaurant plus an outdoor seating area, operates as the Pyramid Alehouse, consists of approximately 34,000 square feet of leased building area. The brewery has an estimated annual beer production capacity of 50,000 barrels. The Seattle building lease expired in 2004, and the first option to extend the lease for an additional five year period was entered with remaining options to extend the lease term for two five-year periods. The Company has also leased approximately 11,250 square feet of warehouse and additional outside storage space adjacent to the Seattle Brewery and Alehouse for a period of seven years, which also expired in 2004, and was renewed for the initial five year option term. The Company has options to extend the lease term for two additional five-year periods.

The Berkeley Brewery and Alehouse
      Completed and opened in February 1997, the Berkeley Brewery and its adjacent Pyramid Alehouse are housed in a Company-owned building of approximately 93,000 square feet. The brewery has an estimated beer production capacity of 150,000 barrels. The Berkeley Brewery has a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding more fermentation capacity. The Berkeley

Alehouse has seating for 350 plus an outdoor seating area. The building was original leased in November 1995 and in July 2004 the Company exercised an option to purchase the facility at its fair market value.

The Portland Brewery and MacTarnahan’s Taproom
      Acquired on July 31, 2004, the Portland Brewery and MacTarnahan’s Taproom restaurant are housed in two leased adjacent buildings of approximately 40,000 square feet. These buildings are leased under two separate leases of varying lengths of up to five years with multiple five year options to extend both of the lease terms. The current leases expire in 2008 and 2014. The brewery has an estimated beer production capacity of 120,000 barrels. The Portland Brewery has a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding more fermentation capacity. The MacTarnahan’s Taproom restaurant has seating for 170 plus an outdoor seating area.

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

The Sacramento Alehouse
      Completed and opened in July 2003, the Sacramento Alehouse is located in a leased building of approximately 9,500 square feet. The restaurant has a small, on-site brewery with an estimated beer production capacity of 1,600 barrels. The Sacramento Alehouse has seating for 295 plus an outdoor seating area. The building lease was entered into April 2002, commencing in July 2003 for an initial 10-year and 8-month term, with options to extend the lease term for two five-year periods.
Item 3 — Legal Proceedings
      The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Item 4 —	Submission of Matters to a Vote of the Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Trading in Pyramid Breweries Inc.’s common stock began on December 14, 1995, and is quoted on the NASDAQ Stock Market’s National Market under the ticker symbol “PMID”.

      The following table sets forth the high and low sales prices and the cash dividends paid per share of Pyramid Breweries Inc.’s common stock for the years ended December 31, 2004 and 2003.

			Dividend
	High	Low	Paid

Calendar Quarters — 2004
First Quarter	$3.72	$2.96	$0.044
Second Quarter	3.40	2.05	0.022
Third Quarter	2.46	2.02	0.022
Fourth Quarter	2.30	1.97	0.022
Calendar Quarters — 2003
First Quarter	$2.93	$2.61	0.044
Second Quarter	3.58	2.82	0.044
Third Quarter	3.47	2.81	0.044
Fourth Quarter	3.44	2.96	0.044
      On March 18th, 2005, the Company had approximately 340 registered stockholders. The last reported sale price per share on March 18, 2004, was $1.83.
      On July 31, 2004, the Company completed its purchase of certain Portland Brewing Company assets. Per the asset purchase agreement the Company acquired Portland Brewing Company’s brewery and alehouse assets for total consideration including transaction costs of approximately $4.5 million, consisting of a combination of assumed liabilities, cash and 445,434 shares of unregistered Pyramid common stock. The issuance of these securities were exempt from registration under the Securities Act pursuant to Rule 4(2) thereof on the basis that the transaction did not involve a public offering.
DIVIDEND POLICY
      On December 15, 1999, the Company announced a new dividend policy and declared its first quarterly cash dividend. The Company paid approximately $1,137,000, or $0.132 per common share, of cash dividends during the fiscal year ended December 31, 2004. On February 9, 2005, the Company also announced that its Board of Directors had determined to cease paying dividends at this time in order to reinvest the Company’s positive cash flow back into the business. The Company does not anticipate paying dividends in the foreseeable future. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant.

SELECTED FINANCIAL AND OPERATING DATA

Item 6 —	Selected Financial Data
      The following selected financial data should be read in conjunction with the Company’s Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
SELECTED FINANCIAL DATA
(Dollars in thousands, except per share and operating data)

	Years Ended December 31,

	2004(1)	2003	2002	2001	2000

Income Statement Data:
Gross sales	$42,176	$36,378	$35,523	$31,995	$30,275
Less excise taxes	2,092	1,753	1,711	1,572	1,704

Net sales	40,084	34,625	33,812	30,423	28,571
Cost of sales	32,293	27,640	25,360	22,877	20,802

Gross margin	7,791	6,985	8,452	7,546	7,769
Selling, general and administrative expenses	10,550	8,492	8,678	9,129	8,370
Impairment charge	—	—	—	—	—

Operating loss	(2,759)	(1,507)	(226)	(1,583)	(601)
Other income (expense), net	34	312	380	542	586

(Loss) income before income taxes	(2,725)	(1,195)	154	(1,041)	(15)
(Provision) benefit for income taxes	(4)	(3)	98	(574)	—

Net (loss) income	$(2,729)	$(1,198)	$252	$(1,615)	$(15)

Basic net (loss) income per share	$(0.32)	$(0.14)	$0.03	$(0.20)	$(0.00)

Weighted average basic shares outstanding	8,578	8,452	8,203	7,987	7,940

Diluted net (loss) income per share	$(0.32)	$(0.14)	$0.03	$(0.20)	$(0.00)

Weighted average diluted shares outstanding	8,578	8,452	8,243	7,987	7,940

Cash dividends declared per share	$0.088	$0.176	$0.176	$0.176	$0.160

Balance Sheet Data:
Working capital	$(2,167)	$1,745	$3,783	$4,728	$7,026
Fixed assets, net	28,859	21,406	20,682	20,523	21,126
Total assets	34,316	27,784	29,295	29,605	32,270
Stockholders’ equity	19,773	22,203	24,536	25,224	27,938
Operating Data (in barrels):
Beer barrels shipped	142,000	115,000	117,000	111,000	110,000
Soda barrels shipped	41,000	44,000	47,000	46,000	38,000

Total barrels shipped	183,000	159,000	164,000	157,000	148,000

Beer production capacity at year-end	334,000	204,000	203,000	200,000	200,000

(1)	On July 31, 2004, the Company completed its acquisition of the brewery and alehouse business of the Portland Brewing Company. The Company’s results of operations from August 1, 2004 through December 31, 2004 include the results of operations for the acquired business. This acquisition materially affects the comparability of operating results for 2004 to earlier periods presented above.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Pyramid Breweries Inc. is engaged in the brewing and sale of specialty beers and sodas and in restaurant operations. The Company currently sells its beverage products primarily in Washington, Oregon and California under the Pyramid, MacTarnahan’s and Thomas Kemper brand names and operates five restaurants, under the Pyramid Alehouse and MacTarnahan’s Taproom names. The restaurants in Seattle, Washington, Berkeley, California and Portland, Oregon are located adjacent to the main production facilities. The other two restaurants, located in Walnut Creek and Sacramento, California are primarily restaurants with a brewery capable of providing products for on-site consumption. For the year ended December 31, 2004, the Company had gross revenues of $42,176,000, an increase of 15.9% from 2003. The Company’s revenues consist of sales of beer and soda to third-party distributors and retail sales of beer, soda, food, apparel and other items in its restaurants. For the years ended December 31, 2004 and 2003, approximately 66% and 64% of the Company’s net sales were sales of beer and soda to third party distributors, respectively. Total retail alehouse sales accounted for 34% and 36% of total net sales in 2004 and 2003, respectively.
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
      The Company sells its craft beers in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on the Company’s draft products are typically higher as a percentage compared to bottled products. Changes in the proportion of sales of bottled and draft products therefore will affect the Company’s gross margin. For 2004 and 2003, approximately 57% and 55%, respectively, of the Company’s sales of craft beers were bottled products.
      On July 31, 2004, the Company completed its purchase of certain Portland Brewing Company assets. Per the asset purchase agreement, Pyramid Breweries Inc. acquired Portland Brewing Company’s brewery and alehouse for total consideration including transaction costs of approximately $4.5 million, consisting of a combination of assumed liabilities, cash and Pyramid common stock. The terms of the transaction also include a 5-year earn out which may result in additional payments to Portland Brewing Company based on sales of Portland Brewing brands during the earn-out period. In addition to the purchase price, the Company incurred an additional $388,000 in transaction costs, including consulting fees and amounts relating to legal and accounting charges. The results of operations of the acquired assets of Portland Brewing Company since July 31, 2004 to December 31, 2004 are included in Pyramid’s statement of operations for the year ended December 31, 2004.
      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by that section. Statements concerning future performance, developments or events, concerning potential sales, restaurant expansion, production capacity, pending agreements with third parties and any other guidance on future periods, constitute forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,”

“potential,” “predict,” “should,” or “will,” or the negative thereof, or comparable terminology. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control and which could cause actual results or outcomes to differ materially from our stated expectations. Some important factors that could cause our actual results or outcomes to differ materially from those discussed in forward-looking statements include: increased competition from craft and imported beer producers as well as from national brewers with greater financial resources and more extensive distribution networks than ours; reductions in distribution options through our independent distributors; inability of the Company to achieve anticipated cost reductions; changes in and compliance with governmental policies and regulations with respect to our products; competitive pressures that cause decreases in the selling prices of our products; declines in our operating margins; acquisitions that may adversely affect our financial condition; and the failure of either the third-party brewers with which we contract or us to perform under our agreements. Any forward-looking statements are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except as may be required by law. The Company’s actual future results could differ materially from those projected in the forward-looking statements. Some factors, which could cause future actual results to differ materially from the Company’s recent results or those projected in the forward-looking statements, are described in the Risk Factors and Forward Looking Statements below. The Company assumes no obligation to update the forward-looking statements for such factors.
Critical Accounting Policies
      To prepare financial statements that conform with accounting principles generally accepted in the United States, we must select and apply accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our accounting estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      There are certain critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•	it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

•	changes in the estimate or different estimates that we reasonably could have selected would have had a material impact on our financial condition or results of operations.
      Our critical accounting policies are those that involve the most complex or subjective decisions or assessments. The Company believes that its critical accounting policies and estimates include the following:
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
      Realization of Deferred Tax Assets. The Company evaluates its ability to realize its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The evaluation of the realizability of the deferred tax assets is based on existing deferred tax liabilities and an assessment of the Company’s ability to generate future U.S. taxable income. Results of operations in recent years are considered in the assessment. The Company records a valuation allowance for the portion of its deferred tax assets that do not meet the recognition criteria of SFAS No. 109, “Accounting for Income Taxes.” If circumstances related to the Company’s ability to generate future U.S. taxable income change, the Company’s evaluation of its ability to realize its deferred tax assets could materially change.
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
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company intends to implement the provisions of SFAS No. 123R in the third quarter 2005.
      Promotional Activities Accrual. Throughout the year, the Company’s sales force engages in promotional activities with the Company’s distributor and retail customers. In connection with financial statement preparation and other financial reporting, management is required to make certain estimates and assumptions regarding the amount and timing of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions. If management’s estimates and assumptions differ from the actual promotional activities incurred a timing difference could result either understating or overstating the actual promotional activity expense in a subsequent period. Because of the nature of promotional activities and the historical trends used in management analysis, management does not consider the potential timing differences to be a significant risk in the financial statement presentation. Total 2004 costs incurred were $1.9 million recorded as a reduction to gross sales.
      Allowance for Keg Deposits. The Company purchases kegs from vendors and records these assets in property, plant and equipment. When the kegs are shipped to the distributors, a keg deposit is collected. The deposit amount is based on, among other things, the size of the keg and the destination point. This deposit is refunded to the distributors upon return of the kegs to the Company. The keg deposit liability is recorded as a current liability. On a periodic basis, typically annually, management is required to make certain estimates regarding the physical count of kegs in the marketplace, estimated loss of kegs, expectations regarding keg returns and assumptions that affect the reported amounts of keg deposit liabilities and keg assets in property, plant and equipment at the date of the financial statements. Actual keg deposit liability could differ from the estimates. For the fiscal year ended December 31, 2004, the allowance for keg deposits liability was approximately $582,000.
Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Gross Sales. Gross sales increased 15.9% to $42,176,000 in the year ended December 31, 2004 from $36,378,000 for 2003. The sales increase was driven primarily by a 12.8%, or $1,584,000 increase in Alehouse

Segment sales to $14,004,000 and a 17.6% or $4,214,000 increase in Beverage Segment sales to $28,172,000. The increase in alehouse sales was primarily the result of the new Portland Alehouse acquisition, which contributed $865,000 in sales since acquired on July 31, 2004. The remaining increase in alehouse sales is attributed to a full year of revenues from the Sacramento Alehouse, which was only open for six months of 2003, the first year of its operation. Total beverage shipments in 2004 increased 15.0% to 183,000 barrels. Beer shipments increased 23.6% across various products, while soda decreased 7.6% across all flavors. Growth in beer shipments resulted from a 9,600 barrel increase in Pyramid brands and an additional 19,000 barrels from the Portland Brewing operations acquired on July 31, 2004 offset partially by the decrease in soda. Wholesale beverage sales (beer and soda combined) in Washington, Oregon and California increased by 14.8% in 2004 compared to 2003 sales. Sales in Washington, Oregon and California accounted for 81.7% and 81.8% of the Company’s wholesale beverage sales in 2004 and 2003, respectively. Wholesale beverage sales in the Southern California region, which is the Company’s second largest in terms of barrel shipments behind Washington State, increased 17.7% to 40,000 barrels over 2003.
      Excise Taxes. Excise taxes were 4.9% of gross sales in 2004 and 4.8% in 2003. Excise taxes paid were $2,092,000 and $1,753,000 in 2004 and 2003, respectively. The increase in excise taxes is directly related to the increase in the volume of beer shipments.
      Gross Margin. Gross margin dollars increased 11.5% to $7,791,000 in 2004 from $6,985,000 in 2003. This increase was due in part to higher sales volumes and higher net selling prices. The following table represents the gross margin comparisons and changes by segment:

	Twelve Months Ended December 31,

		% of		% of
		Segment		Segment	2004
	2004	Net Sales	2003	Net Sales	$ Increase	% Change

Beverage Segment	$6,852,000	24.3%	$6,047,000	27.2%	$805,000	13.3%
Alehouse Segment	939,000	6.7%	938,000	7.6%	1,000	0.1%

Total	$7,791,000	19.4%	$6,985,000	20.2%	$806,000	11.5%

      The decrease in gross margin as a percentage of net sales is the direct result of an increasing cost of sales as a percentage of net sales increasing from 79.8% in 2003 to 80.6% in 2004. The major contributing factor to the cost of sale increase is an increase in freight cost of $1.05 per barrel, from $8.30 per barrel in 2003 to $9.35 per barrel in 2004. The increase in freight costs is the result of higher fuel costs incurred by freight companies and the fuel surcharges the freight companies pass on to the Company.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 24.2% to $10,550,000 in 2004 from $8,492,000 in 2003. Selling, general and administrative expenses as a percent of net sales also increased to 26.3% in 2004 from 24.5% in the prior year. The additional expense was primarily attributed to $758,000 of increases in selling expenses expected to drive future beverage division sales, $222,000 in additional marketing expenses for advertising, special events and promotions, $281,000 of Alehouse administration and increased administration expenses of $797,000 (including $445,000 of severance and other costs related to the changing of the Company’s former CEO and hiring of John Lennon, the Company’s current CEO, in August, 2004, $171,000 of additional legal, accounting and compliance costs associated with being a public company, a $99,000 state and local tax refund recorded in 2003 as an expense reduction and $82,000 of costs related to the integration of Portland Brewing Company operations and other administrative costs). Selling expenses for the year ended December 31, 2004 totaled $4,770,000, 18.3% of net beverage segment sales, compared to $4,012,000 and 18.1% of net beverage segment sales in 2003, remaining relatively flat year over year.
      Other Income (Expense), net. Other income, net decreased 89% to $34,000 in 2004 from $312,000 in 2003. Interest expense and loan fee amortization for the Berkeley building and land purchase was $220,000 and $46,000 in 2004. This was offset by sublease income of $90,000 in 2004. Both lower investment balances and lower rates of interest earned on cash equivalents and short-term investments caused the decline in interest income. Interest income was $22,000 and $56,000 for the years ended December 31, 2004 and 2003, respectively. Parking income was $189,000 and $216,000 for the years ended December 31, 2004 and 2003, respectively.
      Income Taxes. As of December 31, 2004, the Company had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
      Net (Loss) Income. The Company generated a net loss of $2,729,000 for 2004 compared with a net loss of $1,198,000 in 2003. The increase in net loss was the result of the increasing cost of sales and selling, general and administrative expenses as described above.

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

	Twelve Months Ended December 31,

		% of		% of
		Segment		Segment
	2003	Net Sales	2002	Net Sales	$ Change	% Change

Beverage Segment	$6,047,000	27.2%	$7,311,000	31.1%	$(1,264,000)	(17.3)%
Alehouse Segment	938,000	7.6%	1,141,000	11.0%	(203,000)	(17.8)%

Total	$6,985,000	20.2%	$8,452,000	25.0%	$(1,467,000)	(17.4)%

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
      Income Taxes. As of December 31, 2003, the Company had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
      Net (Loss) Income. The Company generated a net loss of $1,198,000 for 2003 compared with a net income of $252,000 in 2002. The $1,450,000 reduction was due to lower beverage operation sales volumes and lower operating margins.
Liquidity and Capital Resources
      The Company had a zero balance of cash, cash equivalents and short-term investments at December 31, 2004. At December 31, 2004, the Company’s working capital was a negative $2,167,000 compared to a positive $1,745,000 at December 31, 2003. Net cash provided by operating activities for the year ended December 31, 2004 decreased to $1,318,000 from $2,583,000 for 2003. The reduction in cash provided by operating activities was primarily due to the $1,531,000 increase in net loss for the year. The change in working capital was the result of the Company using available cash toward the purchase of the Portland Brewing Company assets, $1,160,000, and the assumption of $1,500,000 in liabilities which were paid throughout the second half of 2004.
      Management has announced several initiatives designed to improve operating results and production efficiencies in the Company’s operations. These initiatives include 1) consolidating the majority of the Company’s Seattle brewery production into the recently acquired Portland brewery in order to meet rising demand for its Pyramid branded products and to reduce production costs; 2) reductions in non-critical and redundant overhead costs throughout the Company; 3) elimination of unprofitable and low volume products to help streamline production; and 4) seeking major contract brewing arrangements with third parties for the purpose of increasing the utilization of the Company’s breweries. Management believes that these initiatives will have a meaningful and positive impact on the Company’s future performance. The Company expects to implement these initiatives throughout 2005 with the majority of the changes being completed by mid-year. The impact of these changes are expected to improve the Company’s performance in the second half of the 2005.
      Net cash used in investing activities for the year ended December 31, 2004 was $2,110,000 compared to $392,000 for 2003. The cash used in investing activities in 2004 included approximately $1,416,000 for the Portland Brewing Company acquisition of assets, approximately $1,002,000 in capital spending, including, $511,000 for equipment improvements in the breweries and $195,000 for the acquisition of the Berkeley facility which was debt financed with the balance going to the existing alehouse and various corporate projects. The cash used for capital spending was funded primarily with proceeds related to the sales and maturities, net of purchases, of short-term investments which was $492,000. The Company currently has no other long-term investments.

      At December 31, 2004, the Company’s commitment to make future payments under contractual obligations was as follows:

					More Than
	Total	Year 1	Year 2 - 3	Year 4 - 5	5 Years

Operating leases	$8,336,000	$1,300,000	$2,613,000	$2,177,000	$2,246,000
Note payable(1)	20,000	20,000	—	—	—
Note payable(2)	7,850,000	80,000	204,000	228,000	7,338,000

(1)	The amounts are payments as stated in the non-interest bearing note. The note payable is recorded using a 10% discount rate on the balance sheet.

(2)	The amounts are principal only payments as stated in securitized financing arrangement for the Berkeley Facility purchase.
      On December 15, 1999, the Company announced its first regular quarterly cash dividend and has declared and paid a quarterly cash dividend each consecutive quarter since the initial declaration. During the year ended December 31, 2004 the Company declared per share dividends of $0.132 and paid out $1,137,000 in cash dividends. On February 9, 2005, the Company announced that its Board of Directors had determined to cease paying dividends at this time in order to reinvest the Company’s positive cash flow back into the business. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant.
      On December 15, 1999, the Company also announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of December 31, 2004, the Company has purchased a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. The Company has not repurchased any shares under the stock buyback plan since November 2001.
      On February 26, 2004, the Company announced that Martin Kelly was stepping down as Chairman and Chief Executive Officer. In connection with Mr. Kelly’s termination, there were amounts due to him related to salary continuation payments under his employment agreement. Additionally, Mr. Kelly had the right to sell his shares of Company stock back to the Company, which resulted in acceleration of repayment of the notes due to the Company related to his original purchase of those shares. The net cash impact of Mr. Kelly selling his shares to the Company was a function of the then current market price of the Company’s stock, reduced by the balance of the notes outstanding at that time. On April 9, 2004 Mr. Kelly exercised his right requiring the Company to repurchase his shares at the average market price of $3.18 per share. The proceeds from the purchase were used to reduce Mr. Kelly’s notes payable to the Company in the amount of $843,000, pay off interest balances owed on the notes in the amount of $25,000 with net proceeds of $365,000 paid in cash to Mr. Kelly. During the years ended December 31, 2004 and 2003, the Company recorded approximately $10,000 and $88,000, respectively, in compensation expense.
      Effective July 23, 2004, the Company completed its purchase of the Berkeley Brewery and Alehouse facility located at 901 Gilman Street, Berkeley, California 94710. The $7,000,000 purchase price and related costs were financed with a short-term $7,200,000 secured loan from Sugar Mountain Capital, LLC, an entity affiliated with Kurt Dammeier, a member of the Company’s Board of Directors. Effective January 27, 2005 the Company entered into a long-term $7,850,000 securitized financing arrangement with Morgan Stanley Mortgage Capital Inc., for the purpose of repaying the Company’s existing $7,200,000 short term note with Sugar Mountain Capital, LLC. The terms of the long-term financing, approved by the Company’s Board of Directors, include monthly payments of principal and interest for a period of ten years, interest charged at an annual rate of 5.77%, and a loan amortization period of thirty years. The promissory note is assumable and it generally does not allow for prepayments of principal other than through the regularly scheduled monthly payments. Other terms of the financing include the requirement to place $500,000 of the proceeds of the loan in an interest bearing restricted reserve account to be used by the lender as additional security. The Company is further required to deposit an additional $10,000 per month into the restricted reserve account until the balance of the reserve account is at least $750,000. Additionally, the Company is required to create and fund a replacement reserve account for the purpose of funding capital repairs and replacements to the subject property. The replacement reserve account is funded by monthly payments of $1,729 until the total amount of the replacement reserve is at least $62,500.
      The Company has negotiated a modification of its bank line of credit with its bank, temporarily increasing the availability of funds during the first half of the year ending June 30, 2005. As of December 31, 2004, the Company had drawn $400,000 on the line of credit with a remaining available balance of approximately $1.1 million. Under the revised terms of this agreement, the interest rate charged on the amounts outstanding has increased to prime plus 2% and a fee of 1/2 percent has been charged by the lender. The line of credit revolves through December 31, 2005. The Company has also agreed to adhere to certain financial performance covenants and future dividends payments are subject to the lender’s prior approval.
      Effective at the close of business on July 31, 2004, the Company completed its purchase of certain Portland Brewing Company assets. The Company acquired Portland Brewing Company’s brewery and alehouse assets for total consideration of approximately $4.5 million, consisting of a combination of assumed liabilities, cash and unregistered shares of Pyramid common stock.
      The terms of the Portland Brewing Company asset purchase agreement also include a 5-year earn-out which may result in additional payments to Portland Brewing Company based on sales of Portland Brewing brands during the earn-out period. The earn-out agreement requires annual payments to Portland Brewing when annual shipments of products under pre-existing Portland Brewing brands and contracts exceed 45,000 barrels. The amount of the payment is calculated on a per barrel basis and the per barrel amount declines approximately 20% per year until the last scheduled payment in 2009. Pyramid anticipates that it will not be required to make a payment for 2004 shipments and expects only a modest payment in the range of $10,000 to $50,000 for 2005 shipments. No estimates are currently being made for the shipment years 2006 through 2008. Pyramid expects that these payments, if any, will be made within 30 days after the filing of its annual report on Form 10-K for the relevant periods.
      Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash balances, together with cash from operations and, to the extent required and available, bank borrowings, will be sufficient for the Company’s working capital needs for at least twelve months.

Recent Accounting Pronouncements
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) which were previously classified as equity. Adoption of the interpretation did not have a material impact on the Company’s financial position or results of operations.
      In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of Statement 151 will have a material effect on its consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.

SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company intends to implement the provisions of SFAS No. 123R in the third quarter 2005.
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
      Selling Prices. The future selling prices the Company charges for its craft beer and other specialty beverages may decrease from historical levels due to increasing competitive pressures. The Company has and will continue to participate in price promotions with its wholesalers and their retail customers. Management believes that the number and frequency of the Company’s promotions may increase during 2005.
      Variability of Margins and Operating Results. The Company anticipates that its operating margins will fluctuate and may decline as a result of many factors, including (i) lower sales volumes and selling prices, (ii) increased depreciation and other fixed and semi-fixed operating costs as a percent of sales during periods when the Company’s breweries are producing below designed capacity, (iii) increased raw material and packaging costs, (iv) changes in product mix and packaging, (v) increased transportation costs, (vi) increased sales from retail operations which may have a lower gross margin (as a percentage of net sales) than beer sales, and (vii) increased selling and promotional costs incurred as the Company protects its business in existing markets. Increases in federal or state excise taxes and the impact of an increasing average federal excise tax rate as production increases may also cause a decline in the Company’s gross margins. The Company pays federal excise taxes on all beer sales and pays state excise taxes on beer sales occurring in various states at various tax rates. The federal excise tax is $7.00 per barrel on the first 60,000 barrels and $18.00 per barrel exceeding 60,000 annually, as long as total annual sales are less than two million barrels. The Washington state excise tax is $4.78 per barrel annually, Oregon state excise tax is $2.60 per barrel annually and the California state excise tax is $6.20 per barrel annually.
      Acquisitions. The acquisition of existing brewery and or restaurant facilities may have unanticipated consequences that could harm our business and financial condition. The Company may seek to selectively acquire existing facilities which requires identification of suitable acquisition candidates, negotiating acceptable acquisition terms and obtaining appropriate financing. Any acquisition pursued may involve risks including material adverse effects on operating results, costs of integrating the acquired business into the Company operations, risks associated with entering into new markets, conducting operations where the Company has limited experience or the diversion of management’s attention from other business concerns. Future acquisitions, which may be accomplished through a cash purchase transaction or the issuance of equity securities, or a combination could result in potentially dilative issuances of securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm the business and financial condition.
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
      On December 14, 2004, the Audit Committee of the Company’s Board of Directors engaged Moss Adams LLP as the Company’s independent auditors for 2004. The information required by this item was previously reported in the Company’s Form 8-K filed on December 20, 2004 amended on December 23, 2004.
Item 9A — Controls and Procedures

Procedures

Evaluation of disclosure controls and procedure
      The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls
      There were no changes in the Company’s internal control over financial reporting in connection with this evaluation that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information

Entry into Material Definitive Agreements
      On March 30, 2005 the Board approved an amendment to the Employment Agreement between John Lennon and the Company dated July 15, 2004 to provide that if Mr. Lennon’s employment with the Company is terminated without cause or for good reason during 2005, Mr. Lennon will receive the full amount of the restricted stock awards that would otherwise be made on January 1, 2006 as if the conditions to such awards had been satisfied, and such awards will be fully vested. A copy of this amendment is attached as an exhibit to this report and incorporated herein by reference.

      Also on March 30, 2005, the Compensation Committee of the Board of Directors of Pyramid Breweries, Inc. adopted a 2005 Officer Incentive Compensation Plan (“2005 OICP”). A copy of the 2005 OICP is attached as an exhibit to this report and incorporated herein by reference. The 2005 OICP consists of two bonus programs, an annual Performance Incentive Plan (“PIP”) bonus and an Alternative Incentive Compensation Plan (“AICP”) bonus.
      The PIP provides for payment of annual cash bonuses from a specified PIP incentive pool established based on the achievement of the specified performance targets. The amount of the PIP bonus pool will be established based on achievement of specified budgeted, total and adjusted EBITDA goals, calculated as set forth in the 2005 OICP. If at least the minimum performance target is met, bonus payments will be allocated as a percentage of the PIP bonus pool as follows: 30% to the chief executive officer; 15% to each of four vice presidents; and an additional 10% unallocated to be distributed at the Compensation Committee’s discretion. If the amount of the bonuses earned under the PIP exceed a specified level indexed to the executive officers’ base salaries as follows: 100% of base salary for the chief executive officer; and 50% of base salary for the four vice presidents, any additional amount of the annual bonus value that exceeds the specified level for each executive officer will be paid in the form of restricted stock (and an additional incremental cash amount to cover any tax obligation).
      The AICP will replace the PIP if the Company is acquired, sold or merged with another entity resulting in a change of control of the Company. If the transaction results in a net return to shareholders in excess of a minimum target level established under the AICP, an AICP incentive bonus pool will be created to reward the executive officers. The amount of the AICP bonus pool will be established based on achievement of specified levels of net return to shareholders with a maximum bonus pool of $2.5 million. The AICP bonus will be paid in cash at the close of the transaction. The AICP bonus pool is allocated as follows: 27% to the chief executive officer; 20% to the chief financial officer; 15% to each of three vice presidents; 3% to the controller; and 5% unallocated to be distributed at the Compensation Committee’s discretion. If a participating executive officer has been employed by the Company for less than two years as of the date of the transaction, any severance payments due that executive officer under existing severance agreement will be deducted from that executive officer’s AICP bonus. Any executive officers terminated without cause within six months prior to the transaction may participate fully in the AICP.
      The Compensation Committee also approved annual budgeted, total and adjusted EBITDA performance targets for bonuses to be paid under the PIP and net return to shareholders performance targets for bonuses to be paid under the AICP.
PART III

Item 10 —	Directors and Executive Officers of the Company

John Lennon (50) — President and Chief Executive Officer, Director
      Mr. Lennon was appointed President and Chief Executive Officer in August 2004. From 2001 to 2003 Mr. Lennon was President and CEO of Beck’s North America, a $150 million division of Interbrew, where he had responsibility for the U.S., Canada and the Caribbean. Mr. Lennon has over twenty years experience as a senior executive in marketing, sales and general management, including ten years leading and managing businesses within the branded consumer goods industry. In addition to Mr. Lennon’s work with Beck’s, he has held senior positions with Diageo, Guinness, FEMSA, Grand Metropolitan and Nestle. He earned a BA from the State University of New York and an MBA from Syracuse University.

Jim Hilger (43) — Vice President — Finance, Chief Financial Officer and Secretary
      Mr. Hilger was appointed as Vice President — Finance, Chief Financial Officer and Secretary in September 2003. Mr. Hilger came to the Company from WorldCatch, Inc., a Seattle, Washington based seafood importing company which developed e-commerce solutions for the seafood industry. As Chief Executive Officer of WorldCatch from 2000 to 2003, Mr. Hilger had primary responsibility for all financial and operational aspects of the company, which serviced large retailers, food service distributors and seafood processing companies. Mr. Hilger also held Chief Financial Officer positions with WorldCatch, American Gem Seafoods, The Albert Fisher Group, and Profish International. Mr. Hilger earned a BA from Gonzaga University and a MBA from Pacific Lutheran University.

Gary McGrath (45) — Vice President — Sales
      Mr. McGrath was appointed as Vice President — Sales in November 1999. Mr. McGrath has over 15 years of experience in the alcohol and non-alcohol beverage industry. Most recently, he held the position of General Manager for Miller’s northwest region, responsible for growing sales, market share and profit in a seven-state area from 1994 to 1999. Also at Miller, Mr. McGrath worked as Director of National Accounts, accountable for setting strategy and developing sales in the convenience and mass merchandise channels. Prior to Miller, he held numerous sales and operating positions with Pepsi Cola USA, 7UP and Oscar Mayer. Mr. McGrath earned his BA from Fredonia State University and his Graduate Degree from Harvard University.

Patrick Coll (42) — Vice President — Alehouse Operations
      Mr. Coll was appointed as Vice President — Alehouse Operations in September 2002. Mr. Coll is responsible for directing the operational performance of the five existing alehouses as well as successfully opening and directing additional sites as they are developed. Mr. Coll has over 15 years of experience in the restaurant industry ranging from Chef to Opening Project Manager. Most recently, he held the position of Managing Partner with Essential Food Group, a restaurant consulting company, from 2001 to 2002, and Director of Food Service Operations for the Old Navy Division of Gap Inc, from 1998 to 2001. Prior to Gap Inc., Mr. Coll was with the Real Restaurant Group in Sausalito, California, responsible for the successful development and opening of restaurant concepts.

Mark House (46) — Vice President — Brewery Operations
      Mr. House was appointed as Vice President — Brewery Operations in July 2001. Mr. House is responsible for directing the performance of the five existing breweries as well as purchasing, transportation, product development, forecasting, and facility issues. Mr. House had been Director of Corporate Operations since 1999, responsible for quality assurance, product development, forecasting and distribution. He joined the Company in 1996 as Manager of Distribution/ Production. Prior to joining the Company, Mr. House had 14 years of brewing industry experience with the G. Heileman Brewing Co (Heileman). As Distribution Manager for Heileman, House was responsible for warehousing/ distribution, production planning, and customer service for both the Rainier Brewery in Seattle, Washington and Henry Weinhards Brewery in Portland, Oregon. Mr. House earned a BA from Washington State University.
      Other information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on September 22, 2005, to be filed with the Commission pursuant to Regulation 14A.

Item 11 —	Executive Compensation
      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its 2005 Annual Meeting of Shareholders. The Company will file the other information called for by this Item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report related if its Proxy Statement is not filed by such date.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its 2005 Annual Meeting of Shareholders. The Company will file the other information called for by this Item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report related if its Proxy Statement is not filed by such date.

Item 13 —	Certain Relationships and Related Transactions
      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its 2005 Annual Meeting of Shareholders. The Company will file the other information called for by this Item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report related if its Proxy Statement is not filed by such date.

Item 14 —	Principal Accountant Fees and Services
      The information required by this Item is incorporated herein by reference to Pyramid Breweries Inc. Proxy Statement for its 2005 Annual Meeting of Shareholders. The Company will file the other information called for by this Item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report related if its Proxy Statement is not filed by such date.
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
March 31, 2005

Pyramid Breweries Inc.
(Registrant)

By	/s/ James K. Hilger

James K. Hilger
Vice President and
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ George Hancock	March 31, 2005

George Hancock Director and Founder Chairman of the Board

By	/s/ John Lennon	March 31, 2005

John Lennon President and Chief Executive Officer

By	/s/ James K. Hilger	March 31, 2005

James K. Hilger Vice President and Chief Financial Officer

By	/s/ Jason W. Rees	March 31, 2005

Jason W. Rees Controller and Chief Accounting Officer

By	/s/ Scott S. Barnum	March 31, 2005

Scott S. Barnum Director

By	/s/ Kurt Dammeier	March 31, 2005

Kurt Dammeier Director

By	/s/ Scott Svenson	March 31, 2005

Scott Svenson Director

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
To the Board of Directors and Stockholders
Pyramid Breweries, Inc.
      We have audited the accompanying consolidated balance sheet of Pyramid Breweries, Inc. and subsidiary as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Breweries, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Moss Adams LLP
Seattle, Washington
February 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Pyramid Breweries Inc.:
      We have audited the accompanying consolidated balance sheets of Pyramid Breweries Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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

/s/ KPMG LLP
Seattle, Washington
January 23, 2004

PYRAMID BREWERIES INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,558
Short-term investments	—	492
Accounts receivable, net of $32 and $20 allowance	2,191	1,281
Inventories	2,129	1,654
Prepaid expenses and other	324	756

Total current assets	4,644	5,741
Note receivable — related party	—	81
Fixed assets, net	28,859	21,406
Goodwill	415	415
Intangibles	209	—
Other	189	141

Total assets	$34,316	$27,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,776	$1,349
Accrued expenses	2,682	1,562
Refundable deposits	582	487
Line of credit	400	—
Current portion of long-term financing	83	—
Note payable — current	20	20
Deferred rent — current	75	199
Dividends payable	193	379

Total current liabilities	6,811	3,996
Note payable, net of current	—	16
Long-term financing, net of current	7,117	—
Deferred rent, net of current	615	1,569

Total liabilities	$14,543	$5,581

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,776,000 and 8,620,000 shares issued and outstanding	88	86
Additional paid-in capital	37,214	36,374
Note receivable — related party	—	(764)
Deferred stock-based compensation	(384)	(27)
Accumulated deficit	(17,145)	(13,466)

Total stockholders’ equity	19,773	22,203

Total liabilities and stockholders’ equity	$34,316	$27,784

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Gross sales	$42,176	$36,378	$35,523
Less excise taxes	2,092	1,753	1,711

Net sales	40,084	34,625	33,812
Cost of sales	32,293	27,640	25,360

Gross margin	7,791	6,985	8,452
Selling, general and administrative expenses	10,550	8,492	8,678

Operating loss	(2,759)	(1,507)	(226)
Other income, net	34	312	380

(Loss) income before income taxes	(2,725)	(1,195)	154
(Provision) benefit for income taxes	(4)	(3)	98

Net (loss) income	$(2,729)	$(1,198)	$252

Basic and diluted net (loss) income per share	$(0.32)	$(0.14)	$0.03

Weighted average basic shares outstanding	8,578,000	8,452,000	8,203,000

Weighted average diluted shares outstanding	8,578,000	8,452,000	8,243,000

Cash dividends declared per share	$0.088	$0.176	$0.176
See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Note
	Common Stock		Additional	Receivable-	Deferred		Total
			Paid-In	Related-	Stock-Based	Accumulated	Stockholders’
	Shares	Amount	Capital	Party	Compensation	Deficit	Equity

Balance, December 31, 2001	8,300	$83	$35,649	$(787)	$(186)	$(9,536)	$25,223
Net income	—	—	—	—	—	252	252
Dividends declared	—	—	—	—	—	(1,477)	(1,477)
Shares issued	35	—	71	—	—	—	71
Exercised stock options	169	2	315	—	—	—	317
Stock-based compensation	—	—	6	—	139	—	145
Note repayment	—	—	—	5	—	—	5

Balance, December 31, 2002	8,504	$85	$36,041	$(782)	$(47)	$(10,761)	$24,536
Net loss	—	—	—	—	—	(1,198)	(1,198)
Dividends declared	—	—	—	—	—	(1,507)	(1,507)
Shares issued	25	—	58	—	—	—	58
Exercised stock options	91	1	203	—	—	—	204
Stock-based compensation	—	—	72	—	20	—	92
Note repayment	—	—	—	18	—	—	18

Balance, December 31, 2003	8,620	$86	$36,374	$(764)	$(27)	$(13,466)	$22,203
Net loss	—	—	—	—	—	(2,729)	(2,729)
Dividends declared	—	—	—	—	—	(950)	(950)
Shares issued	472	5	1,530	—	—	—	1,535
Exercised stock options	71	1	163	—	—	—	164
Stock-based compensation	—	—	376	—	(357)	—	19
Note repayment	—	—	—	764	—	—	764
Shares repurchased and retired	(387)	(4)	(1,229)	—	—	—	(1,233)

Balance, December 31, 2004	8,776	$88	$37,214	$—	$(384)	$(17,145)	$19,773

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(2,729)	$(1,198)	$252
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,668	2,443	2,202
Stock-based compensation expense	19	92	145
Interest expense	4	5	7
Loss (gain) on sale of fixed assets	10	2	(4)
Deferred rent	(133)	639	(124)
Changes in operating assets and liabilities:
Accounts receivable	69	663	(519)
Inventories	83	(64)	(412)
Prepaid expenses and other	94	(192)	(432)
Accounts payable and accrued expenses	1,243	212	549
Refundable deposits	(10)	(19)	(44)

Net cash provided by operating activities	1,318	2,583	1,620

INVESTING ACTIVITIES:
Purchases of short-term investments	—	(2,455)	(5,044)
Proceeds from the sale and maturities of short-term investments	492	5,205	6,944
Acquisitions of fixed assets	(1,002)	(3,142)	(2,282)
Proceeds from sale of fixed assets	11	—	16
Acquisition of Portland Brewing Company Assets	(1,416)	—	—
Acquisition of Berkeley	(195)	—	—

Net cash used in investing activities	(2,110)	(392)	(366)

FINANCING ACTIVITIES:
Proceeds from sale of common stock and option exercises	224	262	388
Net borrowings (payments) on line of credit	400	—	—
Deferred financing fees	(68)	—	—
Notes receivable	—	31	18
Repayment on note payable	(20)	(20)	(20)
Borrowings on short-term note payable to related party	200	—	—
Cash dividends paid	(1,137)	(1,502)	(1,469)
Shares repurchased and retired	(365)	—	—

Net cash used in financing activities	(766)	(1,229)	(1,083)

Increase (decrease) in cash and cash equivalents	(1,558)	962	171
Cash and cash equivalents at beginning of year	1,558	596	425

Cash and cash equivalents at end of year	$—	$1,558	$596

SUPPLEMENTAL DATA:
Interest paid	$220	$—	$—
Acquisition of Berkeley facility for debt	7,000	—	—
Stock issued for purchase of Portland Brewing Company assets	1,474	—	—
Notes receivable repaid through stock repurchase	843	—	—
See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Significant Accounting Policies

The Company
      Pyramid Breweries Inc. (the Company), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and sodas. The Company operates breweries and restaurants in Seattle, Washington, Portland, Oregon and Berkeley, Walnut Creek, and Sacramento California. The Company sells its products through a network of selected independent distributors primarily in Washington, Oregon and California under the Pyramid, MacTarnahan’s and Thomas Kemper brands. The Company also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label.
      In March 1995, the Company opened the Seattle, Washington Brewery near downtown Seattle. This brewery and 340-seat alehouse has an estimated annual production capacity of 50,000 barrels as of December 31, 2004.
      In December 1995, the Company sold 2,000,000 shares of common stock in an initial public offering (the Offering). Net proceeds from the Offering amounted to approximately $34,156,000 and have been used to fund the Company’s growth and expansion plans.
      In February 1997, the Company opened the Berkeley Brewery in Berkeley, California. This brewery and 350-seat alehouse has an estimated annual beer production capacity of 150,000 barrels as of December 31, 2004.
      In March 1997, the Company acquired substantially all of the operating assets and assumed certain liabilities of the Thomas Kemper Soda Company. This acquisition expanded the Company’s product line to include a range of premium soft drinks, including root beer and cream soda.
      In May 2002, the Company opened the Walnut Creek Alehouse and Brewery in Walnut Creek, California. The alehouse has seating for 275 plus an outdoor patio seating area and an estimated annual brewing capacity of 2,600 barrels as of December 31, 2004.
      In July 2003, the Company opened the Sacramento Alehouse and Brewery in Sacramento, California. The alehouse has seating for 295 plus an outdoor patio seating area and an estimated annual brewing capacity of 1,600 barrels as of December 31, 2004.
      In July 2004, the Company purchased the Berkeley Brewery and Alehouse facility located at 901 Gilman Street, Berkeley, California for $7,200,000 through a short-term financing arrangement with Sugar Mountain Capital. Previously, the Company had leased this facility. The Company’s lease obligations terminated with its purchase of the facility. In January 2005, the Company entered into a long-term $7,850,000 securitized financing arrangement with Morgan Stanley Mortgage Capital Inc., for the purpose of refinancing the Company’s existing $7,200,000 short term note with Sugar Mountain Capital, LLC. As a requirement of the refinance the Company established a wholly owned subsidiary as a single purpose entity, named Pyramid Gilman Street Property, LLC to act as the legal owner of the property.
      In August 2004, the Company acquired Portland Taproom and Brewery in Portland, Oregon. The Taproom has seating for 150 plus an outdoor patio seating area and an estimated annual brewing capacity of 130,000 barrels as of December 31, 2004. In association with the asset acquisition the Company established a new entity, PBC Acquisition LLC, for the express purpose of acquiring certain assets from Portland Brewing Company. The assets of this entity are consolidated into the Company’s condensed consolidated financial statements for financial reporting purposes.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are wholly-owned. All intercompany and intracompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with multiple financial institutions.

Short-Term Investments
      The Company’s investments have primarily been comprised of fixed rate certificates of deposit and taxable variable rate notes with maturity dates of less than one year. Investments are custodied with major financial institutions. The specific identification method is used to determine the cost basis of investments sold or matured. At December 31, 2004 the Company did not hold any short-term investments. At December 31, 2003, substantially all of the Company’s short-term investments were classified as available for sale. These investments were recorded on the balance sheet at fair value. During the years ended December 31, 2004, 2003 and 2002, the Company realized cash proceeds, net of purchases, on the sales and maturities of short-term investments in the amount of $492,000, $2,750,000, and $1,900,000, respectively. There were no unrealized or realized gains or losses during the years ended December 31, 2004, 2003 and 2002.

Fair Value of Financial Instruments
      As of December 31, 2004 and 2003, the carrying amounts for cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments.

Accounts Receivable
      The Company’s accounts receivable balance includes balances from trade sales and other miscellaneous receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Account
      The following table represents the company valuation account not included in other specific schedules.

		Charged to	Purchased as
	December 31,	Costs and	Part of		December 31,
Description	2003	Expenses(1)	Acquisition	Deductions	2004

Allowance for doubtful accounts	$20,000	0	12,000	0	$32,000

Fixed Assets
      Fixed assets are stated at cost less accumulated depreciation and amortization. Significant additions and improvements are capitalized. Repairs and maintenance are expensed as incurred. Upon disposition of fixed assets, gains and losses are recorded in the statements of operations. Depreciation is provided using the straight-line method over lives ranging from three to 39 years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the lease.
      Returnable containers (primarily kegs) are capitalized at cost, depreciated over the estimated useful life of five to ten years, and are included in fixed assets. Refundable deposits represent the Company’s liability for deposits charged to customers for returnable containers. Estimated useful lives are as follows:

Buildings	15 to 40 years
Brewery and retail equipment	5 to 25 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of lease term or life of 3 to 25 years
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

Preopening Costs
      The Company accounts for preopening costs related to new restaurants in accordance with Statement of Position 98-5, “Recording the Cost of Start-Up Activities” and accordingly, there were no unamortized preopening costs at December 31, 2004 and 2003. All preopening costs are expensed as incurred.

Website Design Costs
      Website design costs related to developing, programming, and customizing applications of the Company’s website, www.PyramidBrew.com, are capitalized in other assets and amortized over a two-year period. Net unamortized website design costs totaled approximately $0 and $25,000 at December 31, 2004 and 2003, respectively. Amortization of website design costs totaled approximately $25,000, $27,000 and $49,000 respectively, for the years ended December 31, 2004, 2003 and 2002. Website design costs relating to developing, programming and customizing applications are capitalized and amortized in accordance with

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Emerging Issues Task Force (EITF) 00-2, “Accounting for Website Development Costs.” Costs of operating and maintaining the website are expensed as incurred.

Goodwill
      The excess of cost over fair value of the net assets of businesses acquired was capitalized as goodwill and amortized on a straight-line basis over 10 years, prior to the 2002 fiscal year. Accumulated amortization at December 31, 2004 and 2003 was approximately $388,000 and relates entirely to the Company’s previous acquisition of Thomas Kemper Soda. The goodwill is included in the Beverage Operations segment.
      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Effective January 1, 2002, the Company adopted SFAS No. 142. The Company would recognize an impairment charge for the amount by which the carrying amount of an identified reporting unit’s goodwill exceeds its fair value. Based on the transitional impairment test and the annual impairment tests performed, there was no impairment of goodwill during the years ended December 31, 2004, 2003 and 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Trademarks
      In August 2004, the Company purchased the trademarks of Portland Brewing Company. The trademarks were assigned a value of $228,000 based on an independent appraisal. The trademarks are being amortized over a five year life and the amortization expense is included in the Beverage Operations segment. The Company will expense approximately $45,000 per year until the year 2009 at which time the trademarks will be fully amortized. For the five months of amortization recorded in 2004 $19,000 of expense was recognized.

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
      Outside of unusual circumstances, if product is returned, it is generally for failure to meet the Company’s quality standards, not as a result of customer actions. Products that do not meet our high quality standards are returned to the Company by its distributors and is destroyed. We do not have standard terms that permit return of product. We record the costs for product returns in cost of goods sold in the Consolidated Statements of Income each period. We reduce revenue at the value of the original sales price in the period that the product is returned.

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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Cost of Goods Sold
      Our cost of goods sold includes costs for the manufacture of beverage products and the costs of operating the alehouses. Cost of goods for the beverage segment include beer and soda raw materials, packaging materials, manufacturing costs, plant administrative support and overheads, and freight costs. Cost of goods for the alehouse segment include food raw ingredients, labor for food preparation and service costs, and alehouse administrative support and overheads.

Advertising Costs
      Advertising costs are expensed as incurred. Total advertising expense was approximately $319,000, $228,000 and $252,000 in 2004, 2003 and 2002, respectively.
      The Company engages in cooperative advertising programs and buy-down programs with resellers. The expenditures associated with buy down programs are included as an offset in gross sales. The costs of cooperative advertising programs are included in the selling, general and administrative expenses category. The costs of cooperative advertising amounts for the years ended December 31, 2004, 2003 and 2002 totaled approximately $90,000, $89,000 and $76,000, respectively. EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, addresses the timing, recognition and classification in the income statement of certain promotional costs paid to a retailer or wholesaler by a vendor in connection with the sale of the vendor’s products or promotion of sales of the vendor’s products by the retailer or wholesaler. The Company adopted EITF 01-9 in the first quarter of the fiscal year 2002. The advertising costs meet the requirements of EITF 01-9 to be included in expenses rather than as an offset to revenues and therefore, the adoption of EITF 01-9 did not have an effect on the results of operations of the Company.

Other Income, net
      Other income, net consists of interest income, parking fee income and other non-operating income and expenses. Other Income, net, is comprised of:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Interest income	$22	$56	$102
Sublease Income	90	—	—
Interest expense	(224)	(5)	(7)
Parking income	188	216	234
(Loss) gain on sale of assets	(10)	(3)	4
Amortization — Loan fee	(46)	—	—
Other income	14	48	47

Other income, net	$34	$312	$380

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings Per Share
      Basic (loss) earnings per share is computed by dividing net (loss) income available by the weighted average number of common shareholders outstanding during the period, excluding shares subject to repurchase. Diluted (loss) income per share was computed by dividing net income by the weighted average number of common shares of stock outstanding plus additional common shares that would be outstanding from in-the-money options. The net effect of stock options has not been included in the calculation of diluted net loss per share as the effect is antidilutive. Options, with an exercise price below market price, to purchase approximately 525,000 shares of common stock were outstanding during the full year ended December 31, 2004, but were not included in the computation of loss per share because their effects are antidilutive.
      Options to purchase approximately 1,035,000 and 758,000 shares of common stock were outstanding during the full year ended December 31, 2004 and 2003, respectively, but were not included in the computation’s of net loss per share because their effects are antidilutive.
      The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Years Ended December 31,

	2004	2003	2002

Net (loss) income	$(2,729,000)	$(1,198,000)	$252,000
Shares:
Weighted average shares outstanding	8,578,000	8,502,000	8,363,000
Shares subject to repurchase	—	(50,000)	(160,000)

Weighted average basic shares outstanding	8,578,000	8,452,000	8,203,000

Basic earnings per share	$(0.32)	$(0.14)	$0.03

Stock option dilution	—	—	40,000

Weighted average diluted shares outstanding	8,578,000	8,452,000	8,243,000

Diluted earnings per share	$(0.32)	$(0.14)	$0.03

Stock Based Compensation
      At December 31, 2004, the Company has stock-based compensation plans which are described more fully in Note 17. The Company accounts for those plans under the recognition and measurement principles of

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans) except as described in Note 5 and except that the Company is committed to granting 175,000 shares of restricted stock, and an additional 175,000 shares if certain performance criteria are met, to its CEO over a six year period as per the terms of his employment agreement. The Company has recorded $56,000 in stock based compensation for the twelve month period ended December 31, 2004 related to these grants. Had compensation cost been recognized based on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company’s net loss and net loss per share for the years ended December 31, 2004, 2003 and 2002, would have been as follows:

	Years Ended December 31,

	2004	2003	2002

Net (loss) income as reported	$(2,729,000)	$(1,198,000)	$252,000
Add: Employee stock-based compensation cost as reported	56,000	92,000	145,000
Less: Employee stock-based compensation cost determined under the fair value based method	(158,000)	(206,000)	(304,000)

Net (loss) income pro forma	$(2,831,000)	$(1,312,000)	$93,000
Basic and diluted net (loss) income per share as reported	$(0.32)	$(0.14)	$0.03
Basic and diluted net (loss) income per share pro forma	$(0.33)	$(0.15)	$0.01
      The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: 2004 risk-free interest rates ranging from 1.71% to 3.67%, 2003 risk-free interest rates ranging from 2.95% to 3.98% and a 2002 risk-free rate of 4.76%; 2004 expected future dividends of $0.00, 2003 and 2002 expected future dividends $0.176 per share; all other assumptions are consistent over the years presented, expected option lives of seven years; expected volatility of 51%. The weighted-average fair value of options granted during the years 2004, 2003 and 2002 was $0.69, $0.83 and $0.63, respectively. The effect of applying SFAS No. 123 for providing pro-forma disclosures is not indicative of future results.

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
      At times, the Company maintains an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheets at fair value. At any time, a rise or decrease in interest rates could have a material impact on interest earnings of the investment portfolio. The Company currently does not hedge interest rate exposures.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) which were previously classified as equity. Adoption of the interpretation did not have a material impact on the Company’s financial position or results of operations.
      In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of Statement 151 will have a material effect on its consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company intends to implement the provisions of SFAS No. 123R in the third quarter 2005.

2.	Liquidity
      During the year ended December 31, 2004, as a result of the acquisition of the Portland Brewing Company assets, the Company’s cash flow from operations was insufficient to cover all investment activities incurred during the year. Management has announced several initiatives designed to improve operating results and production efficiencies in the Company’s operations. These initiatives include 1) consolidating the majority of the Company’s Seattle brewery production into the recently acquired Portland brewery in order to meet rising demand for its Pyramid branded products and to reduce production costs; 2) reductions in non-critical and redundant overhead costs throughout the Company; 3) elimination of unprofitable and low volume products to help streamline production; and 4) seeking major contract brewing arrangements with third parties for the purpose of increasing the utilization of the Company’s breweries. Management believes that these initiatives will have a meaningful and positive impact on the Company’s future performance. The Company expects to implement these initiatives throughout 2005 with the majority of the changes being completed by mid-year. The impact of these changes along with the cessation of the dividend are expected to improve the Company’s performance and cash position in the second half of the 2005.
      Overall, the Company operating activities, investing activities and financing activities used cash of $1,558,000 for the year ended December 31, 2004 as compared to cash provided of $962,000 for the year ended December 31, 2003.
      As of December 31, 2004 the Company had no cash and a working capital deficit of $2,167,000. Because the Beverage Segment of the Company operates with short accounts receivable terms and the Alehouse Segment operates as a cash business the Company typically tends to collect within 30 days of a sale or

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
immediately upon sale and therefore does not require a significant cash on hand balance to meet operating needs. The first quarter of the calendar year does tend to be the slowest season of the company, followed by a strong season during the second quarter. As a result of seasonality, cash during the first quarter is needed to build inventory levels in preparation for second quarter sales activities. Company expects that the initiative to improve operating results, the cash provided by operating activities and the funds available through the Company’s line of credit will provide adequate cash to meet the Company operating needs. However, it is possible that some or all of the Company’s cash requirements may not be met by these activities which may require the Company to seek additional capital from other sources, which may or may not be available to the Company.

3.	Portland Brewing Company Asset Acquisition
      On July 31, 2004, the Company completed its purchase of certain Portland Brewing Company assets. Per the asset purchase agreement, Pyramid Breweries Inc. acquired Portland Brewing Company’s brewery and alehouse for total consideration including transaction costs of approximately $4.5 million, consisting of a combination of assumed liabilities, cash and Pyramid common stock. The terms of the transaction also include a 5-year earn out which may result in additional payments to Portland Brewing Company based on sales of Portland Brewing brands during the earn-out period. In addition to the purchase price, the Company incurred an estimated $388,000 in transaction costs, including consulting fees and amounts relating to legal and accounting charges. The results of operations of the acquired assets of Portland Brewing Company since July 31, 2004 to December 31, 2004 are included in Pyramid’s statement of operations for the full year ended December 31, 2004.
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
      The acquisition was accounted for as a business combination under SFAS 141 “Business Combinations.” Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. 445,434 shares valued at $3.26 per share were issued in conjunction with the asset purchase.
      The following unaudited pro forma information represents the results of operations for Pyramid Breweries Inc. and Portland Brewing Company for the twelve month period ended December 31, 2004 and 2003, as if the asset purchase had been consummated as of January 1, 2004 and January 1, 2003, respectively. This pro forma information does not purport to be indicative of what may occur in the future:

	2004	2003

Net sales	45,834	42,213

Net loss	$(3,752)	$(1,890)

Basic and diluted net loss per share	$(0.44)	$(0.22)
Weighted average basic and diluted shares outstanding	8,578	8,452

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents the allocation of the purchase price to the acquired assets of Portland Brewing Company.

(in thousands)
Net tangible assets acquired:
Cash	$3
Accounts receivable	978
Inventories	559
Property, plant and equipment	2,730
Other long-term assets	24

Total tangible assets	4,294
Net intangible assets acquired	228

Total purchase price	$4,522

      Net tangible assets consists of cash, accounts receivable, inventories, property plant and equipment and other assets. Portland Brewing Company’s current assets, property, plant and equipment assets and liabilities assumed were adjusted based on the fair value of those assets acquired and liabilities assumed.
      Net intangible assets consist of product brands and trademarks and were valued based on an independent appraisal of the Portland Brewing Company assets acquired by the Company.

4.	Inventories
      Inventories consist of the following:

	December 31,

	2004	2003

	(in thousands)
Raw materials	$905	$664
Work in process	191	155
Finished goods	1,033	835

	$2,129	$1,654

      Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fixed Assets
      Fixed assets consist of the following:

	December 31,

	2004	2003

	(in thousands)
Land	$6,181	$—
Buildings	11,895	—
Brewery and retail equipment	19,328	16,402
Furniture and fixtures	1,106	952
Leasehold improvements	5,899	17,587
Construction in progress	208	101

	44,617	35,042
Less accumulated depreciation and amortization	(15,758)	(13,636)

	$28,859	$21,406

      Total depreciation and amortization expense was approximately $2,544,000, $2,365,000 and $2,111,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.	Note Receivable — Related Party
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
      On February 26, 2004 the Company announced that Mr. Kelly was stepping down as CEO. Mr. Kelly’s last official day was March 10th, 2004. Per the full recourse note agreement dated June 2001 with Mr. Kelly, upon termination he had the right to require the Company to buy-back the 387,400 shares collateralizing the promissory notes and pay any balances owed under the notes, with any net cash balance made payable to Mr. Kelly. On April 9, 2004, Mr. Kelly exercised his right and the Company repurchased the 387,400 shares at a five day average market price of $3.18 per share. The total sales value of $1,233,000 was applied to the notes payable in the amount of $843,000, to interest balances in the amount of $25,000 and the balance of $365,000 was paid to Mr. Kelly. This arrangement was accounted for as a variable equity-based compensation arrangement. For the years ended December 31, 2004 and 2003 the Company recorded approximately $10,000 and $88,000, in compensation income and expense, respectively.

7.	Walnut Creek
      In October 2001, the Company purchased assets of an alehouse in Walnut Creek, California for $268,000. In addition, the Company assumed the sublease of the location. The purchase was made by a $205,000 cash payment and the balance was financed through an $80,000 non-interest bearing note due in four annual equal payments beginning October 2002. The note payable was recorded using a 10% discount rate. As of December 31, 2004 and 2003, a net balance of approximately $20,000 and $36,000, respectively, remained payable on the note.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Line of Credit
      The Company has a $2 million line of credit agreement with its bank. In February the Company modified its line of credit with its bank, temporarily increasing the availability of funds during the first half of the year ending June 30, 2005. Under the revised terms of this agreement, the interest rate charged on the amounts outstanding has increased to prime plus 2% and a fee of 1/2 percent has been charged by the Bank. The Company has also agreed to adhere to certain financial performance covenants and future dividends payments are subject to the Bank’s prior approval. The line of credit expires December 31, 2005.
9.     Debt
      On January 27th, 2005, the Company announced that it has entered into a long-term $7,850,000 securitized financing arrangement with Morgan Stanley Mortgage Capital Inc., for the purpose of refinancing the Company’s existing $7,200,000 short term note with Sugar Mountain Capital, LLC. The Company was required, as a term of the financing, to establish a wholly owned subsidiary as a single purpose entity, named Pyramid Gilman Street Property, LLC (the “Subsidiary”), to act as the legal owner of the property. The Subsidiary subsequently entered into a long-term promissory note, dated January 27, 2005, which has been secured by a deed of trust against the Company’s Berkeley, California Brewery and Alehouse facility. The terms of the long-term financing, include monthly payments of principal and interest for a period of ten years, interest charged at an annual rate of 5.77%, and a loan amortization period of thirty years. The promissory note is assumable and it generally does not allow for prepayments of principal other than through the regularly scheduled monthly payments. The loan is guaranteed by Pyramid Breweries Inc. and the Company intends to consolidate the financial statements of the Subsidiary into the Company’s financial reports and filings. Other important terms of the financing include the requirement to place $500,000 of the proceeds of the loan in an interest bearing restricted reserve account and to deposit an additional $10,000 per month into an additional restricted reserve account until the balance of the second reserve account is at least $750,000. Additionally, the Company and its Subsidiary are required to create and fund a replacement reserve account for the purpose of funding capital repairs and replacements to the subject property. The replacement reserve account is funded by monthly payments of $1,229 until the total amount of the replacement reserve is at least $62,500.
      Future minimum payments on the Morgan Stanley debt are as follows:

2005	$83,000
2006	99,000
2007	105,000
2008	110,000
2009	118,000
Thereafter	7,335,000

$7,850,000

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2004	2003

	(in thousands)
Salaries, wages and related accruals	$978	$529
Barrel taxes	157	100
Other accruals	1,547	933

	$2,682	$1,562

11.     Income Taxes
      The (provision) benefit for income taxes included in the statements of operations consists of the following:

	December 31,

	2004	2003	2002

	(in thousands)
Current	$(4)	$(3)	$98
Deferred	—	—	—

	$(4)	$(3)	$98

      The (provision) benefit for income taxes differed from the amount obtained by applying the federal statutory income tax rate to (loss) income before income taxes, as follows:

	December 31,

	2004	2003	2002

Federal statutory rate	34.0%	34.0%	(34.0)%
State taxes, net of federal income tax benefit	3.6	2.1	(2.1)
Meals and entertainment	(3.1)	(5.2)	(41.1)
Valuation allowance	(34.4)	(30.6)	141.2

	0.1%	0.3%	64.0%

      Deferred income tax assets and liabilities are included in the balance sheet at December 31, 2004 and 2003, as follows:

	December 31,

	2004	2003

	(in thousands)
Accelerated depreciation	$(1,457)	$(1,569)
Package design costs	127	165
Accrued vacation	118	73
Deferred rent	259	350
Net operating loss carryforwards	3,827	2,792
Other, net	183	174
Valuation allowance	(3,057)	(1,985)

	$—	$—

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Company had operating loss carryforwards for federal income tax purposes of approximately $10,190,000, which are available to offset future federal taxable income through 2023 and begin to expire in 2017. During 2004, 2003 and 2002 the valuation allowance against deferred tax assets increased by approximately $1,072,000 increased by approximately $371,000, decreased by approximately $221,000, respectively. The Company does not believe that its net deferred tax assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a valuation allowance has been established, to the extent deferred tax assets exceed deferred tax liabilities.
12.     Operating Leases
      The Company leases its office, warehouse and plant facilities under operating leases in Seattle, Washington, Portland, Oregon and Walnut Creek and Sacramento, California. Leases at December 31, 2004 were:

Location	Year	Options

Sacramento, California	2014	Two additional five year periods
Seattle, Washington	2009	Two additional five year periods
Walnut Creek, California	2012	Three additional five year periods and one additional four year period
Portland, Oregon (2730)	2014	Two additional five year periods
Portland, Oregon (2750)	2008	One additional three year period and two additional five year periods
      These lease agreements contain provisions for free rent periods, scheduled rent increases and tenant improvement reimbursements. Accordingly, the Company has recorded deferred rent liabilities of approximately $690,000 and $1,768,000 at December 31, 2004 and 2003, respectively, representing the pro rata rent which would have been due if equal payments had been required under the lease terms. In July 2004, the Company purchased the Berkeley land and building which had a deferred rent liability balance of approximately $945,000. With the acquisition of the facility the deferred rent liability was recorded as a contra fixed asset and is being amortized over the life of the facility. During 2003 the Company received an 800,000 tenant improvement incentive related to the construction costs incurred in the build-out of the Sacramento Alehouse facility. The $800,000 cash receipt was recorded as a deferred rent liability and will be amortized over the life of the lease. The Company also leases storage and distribution facilities under month-to-month lease agreements.
      At December 31, 2004, future minimum rental payments are as follows:

2005	$1,300,000
2006	1,302,000
2007	1,311,000
2008	1,247,000
2009	930,000
Thereafter	2,246,000

$8,336,000

      Total rent expense was approximately $1,211,000, $1,027,000 and $908,000 in 2004, 2003 and 2002, respectively.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.     Commitments and Contingencies
      The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.
14.     Cash Dividend
      The Board of Directors announced on November 3, 2004, the declaration of a $0.022 per common share dividend payable on January 14, 2005 to shareholders of record on December 31, 2004. The cash dividends declared in November 2004 totaled approximately $193,000 for all common stock outstanding as of the dates of record. During the years ended December 31, 2004, 2003 and 2002, the Company paid approximately $1,137,000, $1,502,000, and $1,469,000, or $0.11, $0.176 and $0.176 per common share, of cash dividends, respectively.
      On February 9, 2005, the Company also announced that its Board of Directors has determined to cease paying dividends at this time in order to reinvest the Company’s positive cash flow back into the business. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant.

15.	Stock Buyback Plan
      On December 15, 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2,000,000 of the Company’s outstanding common stock on the open market. No shares were repurchased during 2004, 2003 and 2002.

16.	Major Customers and Financial Instruments
      Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, short-term investments and interest-bearing deposits. The Company’s short-term investments, when held, consist primarily of fixed rate certificates of deposit and taxable auction variable rate notes with 28 day reset periods. As of December 31, 2004 the Company did not hold any short-term investments. The Company’s interest-bearing deposits are placed with major financial institutions. Wholesale distributors account for substantially all accounts receivable; therefore, this concentration of risk is limited due to the number of distributors, their geographic dispersion and state laws regulating the financial affairs of distributors of alcoholic beverages.
      During the years ended December 31, 2004, 2003 and 2002, one customer comprised approximately 21%, 18% and 21% of the Company’s revenue, respectively. Accounts receivable at December 31, 2004 and 2003 include approximately $428,000 and $228,000, respectively, due from this customer.
      As of December 31, 2004 and 2003, the carrying amounts for cash and cash equivalents, short term investments, notes receivable and notes payable approximate their fair values.

17.	Segment Information
      The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and reports segment information in the same format as reviewed by the Company’s management (the Management Approach), which is organized around differences in products and services.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Products and Services
      The Company’s reportable segments include beverage operations and alehouses. Beverage operations include the production and sale of Pyramid ales and lagers, MacTarnahan’s beers, Thomas Kemper beers and Thomas Kemper soda products. The alehouse segment consists of five full-service alehouses, which market and sell the full line of the Company’s beer and soda products as well as food and certain merchandise.

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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total

	(in thousands)
Year ended December 31, 2004
Gross revenues from external customers	$28,172	$14,004	$—	$42,176
Net revenues from external customers	26,080	14,004	—	40,084
Intersegment revenues	546	—	(546)	—
Interest income	—	—	22	22
Depreciation and amortization	1,607	841	240	2,688
Operating income (loss)	2,082	438	(5,279)	(2,759)
Capital expenditures	555	250	197	1,002
Total assets	19,469	6,584	8,263	34,316
Year ended December 31, 2003
Gross revenues from external customers	$23,958	$12,420	$—	$36,378
Net revenues from external customers	22,205	12,420	—	34,625
Intersegment revenues	442	—	(442)	—
Interest income	—	—	56	56
Depreciation and amortization	1,564	668	211	2,443
Operating income (loss)	1,915	719	(4,141)	(1,507)
Capital expenditures	515	2,496	131	3,142
Total assets	17,509	6,736	3,539	27,784
Year ended December 31, 2002
Gross revenues from external customers	$25,196	$10,327	$—	$35,523
Net revenues from external customers	23,485	10,327	—	33,812
Intersegment revenues	359	—	(359)	—
Interest income	—	—	102	102
Depreciation and amortization	1,601	439	162	2,202
Operating income (loss)	1,671	975	(2,872)	(226)
Capital expenditures	421	1,605	256	2,282
Total assets	18,952	4,871	5,472	29,295

Other
      Other consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include all assets except for accounts receivable, inventory, goodwill and fixed assets specific to a segment.

18.	Employee Benefit Plans

Employee Stock Purchase Plan
      In May 2003, the Company adopted and its shareholders approved, an Employee Stock Purchase Plan (the 2003 Purchase Plan) which allows eligible employees to acquire shares of common stock of the Company at a discount. Eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock. The employee’s purchase price is 85% of the lesser of the fair

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
market value of the stock on the first business day or the last business day of the quarterly offering period. A total of 500,000 shares of common stock are available under the 2003 Purchase Plan. Generally, all of the Company’s officers and employees who have been employed by the Company for at least six months and who are regularly scheduled to work more than twenty hours per week are eligible to participate in the 2003 Purchase Plan. The 2003 Purchase Plan will generally operate in successive three month periods, or offering periods, commencing on each January 1, April 1, July 1 and October 1 of each year and end on the next March 31, June 31, September 31 and December 31, respectively, occurring thereafter. The 2003 Purchase Plan expires February 5, 2013. There were 21,802 and 11,016 shares issued under the 2003 Purchase Plan during 2004 and 2003 at a weighted-average price of approximately $2.21 and $2.45 per share, respectively. Under the previous employee stock purchase plan, which expired, there were 29,356 shares issued during 2002 at a weighted-average price of approximately $1.90 per share. Fair value assumptions of the Employee Stock Purchase Plan are based on the same assumptions used in the stock option plans.

Employee Stock Option Plans
      In May 2004, the Company adopted and its shareholders approved, the 2004 Equity Incentive Plan (the 2004 Plan) which replaced the 1995 Employee Stock Option Plan. The 2004 Plan provides for a broader variety of equity awards, and includes updated provisions relating to performance goals, among other things. Up to 1,564,000 shares of common stock have been reserved under the 2004 Plan. The purpose of the 2004 Plan is to attract, retain and motivate employees, officers and directors of the Company and its affiliates by providing them the opportunity to acquire a proprietary interest in the Company and to link their interest and efforts to the long-term interests of the Company shareholders. The 2004 Plan is administered by the Board of Directors or the Compensation Committee of the Company’s Board of Directors. Each member of the committee is a “non-employee director” as defined for purposes of Section 16 of the Securities Exchange Act of 1934, and an “outside director” as defined for purposes of Section 162(m). The committee has the authority to administer the plan, including, among other things, the power to select individuals to whom awards are granted, to determine the types of awards and the number of shares subject to each award, to set the terms, conditions and provisions of such awards, to cancel or suspend awards and to establish procedures pursuant to which the payment of any such awards may be deferred. A total of 350,000 shares have been reserved under the 2004 Plan.
      The Company’s Non-Employee Director Stock Option Plan (the Director Plan) provides for the granting of stock options covering 5,000 shares of common stock to be made automatically on the date of each annual meeting of stockholders to each non-employee director of the Company, so long as shares of common stock remain available under the Director Plan. A total of 250,000 shares have been reserved under the Director Plan. As of December 31, 2004, 135,000 options were available for future grants. Each outstanding option granted under this plan has a term of 10 years from the date of grant and vests immediately.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information with respect to the Plans follows:

	Share Subject	Option Price	Average
	to Option	Range	Exercise Price

Options outstanding at December 31, 2001	810,000	$1.56 - 12.25	$2.55
Granted	380,000	$2.19 - 2.48	$2.30
Forfeitures	(189,000)	$1.70 - 12.25	$2.29
Exercised	(169,000)	$1.70 - 2.00	$1.87

Options outstanding at December 31, 2002	832,000	$1.56 - 10.75	$2.63
Granted	165,000	$2.96 - 3.10	$2.99
Forfeitures	(148,000)	$2.33 - 10.75	$2.95
Exercised	(91,000)	$1.70 - 2.56	$2.24

Options outstanding at December 31, 2003	758,000	$1.56 - 10.75	$2.69
Granted	387,000	$0.00 - 2.26	$0.22
Forfeitures	(89,000)	$2.13 - 10.75	$2.85
Exercised	(21,000)	$1.82 - 2.56	$2.04
Options outstanding at December 31, 2004	1,035,000	$1.56 - 10.75	$1.67

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information about options outstanding at December 31, 2004 follows:

	Weighted-
	Average		Weighted-
Options	Remaining	Options	Average
Outstanding	Contractual Life	Exercisable	Exercise Price

18,000	17 Months	18,000	$10.75
5,000	24 Months	5,000	$4.75
41,000	42 Months	41,000	$2.56
2,000	45 Months	2,000	$1.56
50,000	58 Months	50,000	$2.00
10,000	60 Months	10,000	$1.82
10,000	64 Months	10,000	$1.75
6,000	65 Months	6,000	$1.82
6,000	67 Months	6,000	$1.82
100,000	71 Months	100,000	$2.00
15,000	76 Months	15,000	$2.67
75,000	78 Months	75,000	$2.57
4,000	84 Months	4,000	$2.45
10,000	86 Months	9,000	$2.30
11,000	86 Months	10,000	$2.29
25,000	88 Months	25,000	$2.48
100,000	93 Months	79,000	$2.19
25,000	100 Months	25,000	$3.10
120,000	102 Months	50,000	$2.96
15,000	108 Months	5,000	$3.02
20,000	113 Months	20,000	$2.20
350,000	115 Months	—	$—
17,000	116 Months	—	$2.26

1,035,000		565,000	$3.21

      The Company had options exercisable of 554,000, with a weighted-average exercise price of $2.69 and options exercisable of 401,000, with a weighted-average exercise price of $3.00 as of December 31, 2003 and 2002, respectively.

Employee 401(k) Plan
      The Company has a 401(k) plan for all eligible employees. Employees who are at least age 21 become eligible to participate following the first plan quarter in which they perform at least 250 hours of service. Employees can elect to contribute up to 50% of their eligible compensation to the 401(k) plan subject to Internal Revenue Services limitations. The Company generally matches employee contributions (that do not exceed 6% of the employee’s compensation) at the rate of 50%. The Company may also make additional discretionary contributions. The Company’s matching contributions for the years ended December 31, 2004, 2003 and 2002, totaled approximately $90,000, $80,000 and $77,000, respectively.

19.	Shareholder Rights Plan
      In June 1999, the Board of Directors adopted a shareholder rights agreement (the “Rights Agreement”) and declared a distribution of one preferred share purchase right (a “Right”). Under certain conditions, each

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

20.	Subsequent Events
      On January 27th, 2005, the Company announced that it has entered into a long-term $7,850,000 securitized financing arrangement with Morgan Stanley Mortgage Capital Inc., for the purpose of refinancing the Company’s existing $7,200,000 short term note with Sugar Mountain Capital, LLC. The Company was required, as a term of the financing, to establish a wholly owned subsidiary as a single purpose entity, named Pyramid Gilman Street Property, LLC (the “Subsidiary”), to act as the legal owner of the property. The Subsidiary subsequently entered into a long-term promissory note, dated January 27, 2005, which has been secured by a deed of trust against the Company’s Berkeley, California Brewery and Alehouse facility.
      The Board of Directors announced on February 11th, 2005 the decision to cease paying dividends in order to reinvest the Company’s positive cash flow back into the business. This decision was taken in order to fund additional sales growth with the money previously earmarked for dividends which the Board believes will ultimately deliver superior shareholder value. The Board also remains committed to evaluating other opportunities for investment that may provide a more optimal use for such cash flow and will maximize value to the shareholders.
      In February the Company modified its bank line of credit with its bank, temporarily increasing the availability of funds during the first half of the year ending June 30, 2005. Under the revised terms of this agreement, the interest rate charged on the amounts outstanding has increased to prime plus 2% and a fee of 1/2 percent has been charged by the Bank. The Company has also agreed to adhere to certain financial performance covenants and future dividends payments are subject to the Bank’s prior approval.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Interim Financial Data (Unaudited)
      The following table presents the results of operations for each of the four quarters in 2004 and 2003. This quarterly information is unaudited, has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in the Company’s quarterly results of operations, including timing of new product introduction, seasonality of demand, any decrease in the demand for craft beers and general economic conditions. As a result, the Company’s results of operations for any quarter are not necessarily indicative of results for any future period.

	2004 Quarters Ended				2003 Quarters Ended

	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31

	(in thousands except per share amounts)
Gross sales	$11,205	$11,745	$10,936	$8,290	$8,755	$10,765	$9,882	$6,976
Less excise taxes	617	532	534	409	426	493	481	353

Net sales	10,588	11,213	10,402	7,881	8,329	10,272	9,401	6,623
Cost of sales	9,072	8,898	7,829	6,494	7,189	8,082	6,901	5,468

Gross margin	1,516	2,315	2,573	1,387	1,140	2,190	2,500	1,155
Selling, general and administrative expenses	2,909	2,738	2,507	2,396	2,145	2,264	2,160	1,923

Operating (loss) income	(1,393)	(423)	66	(1,009)	(1,005)	(74)	340	(768)
Other income, net	(64)	3	81	14	44	118	106	44

(Loss) income before income taxes	(1,457)	(420)	147	(995)	(961)	44	446	(724)
(Provision) benefit for income taxes	(1)	—	(2)	(1)	—	—	(2)	(1)

Net (loss) income	$(1,458)	$(420)	$145	$(996)	$(961)	$44	$444	$(725)
Basic and diluted net (loss) income per share	$(0.17)	$(0.05)	$0.02	$(0.12)	$(0.11)	$0.01	$0.05	$(0.09)

Weighted average basic shares outstanding	8,776	8,615	8,391	8,599	8,492	8,456	8,443	8,417

Weighted average diluted shares outstanding	8,776	8,615	8,492	8,599	8,492	8,655	8,665	8,417

EXHIBIT INDEX
      The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number, which follows the description of the exhibit, indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

Exhibit
No.		Description

3.1		Amended and Restated Articles of Incorporation of Registrant(9)
3.2		Form of Amended and Restated Bylaws of Registrant(9)
3.3		Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999(2)
4	.1(1)	Form of Common Stock Certificate(1)
4	.4*	Directors Compensation Plan(5)
10.1		Lease between Harold W. Hill and the Registrant dated April 13, 1994(1)
10.2		Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994(1)
10.3		Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995(1)
10.4		Distribution Agreement between the Registrant and Western Washington Beverage dated August 24, 1995(1)
10	.5*	Registrant’s Non-Employee Director Stock Option Plan(1)
10	.6*	Form of Non-Qualified Stock Option Agreement(1)
10	.7*	Employment Agreement between the Registrant and Gary McGrath(3)
10.8		Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company, Inc., and the Registrant dated October 26, 2001(4)
10.9		Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996(4)
10.10		Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995(4)
10.11		Commercial Lease between County Supervisors Association of California and Pyramid Breweries, Inc. dated April 15, 2002(6)
10	.12*	Registrant’s 2003 Employee Stock Purchase Plan(6)
10	.13*	Registrant’s Non-Employee Director Stock Compensation Plan.(6)
10.14		Asset Purchase Agreement between Pyramid Breweries Inc., Portland Brewing Company and PBC Acquisition, LLC dated January 26, 2004(7)
10	.15*	Employment Agreement between Registrant and John Lennon
10.16		Registrant’s 2004 Equity Incentive Plan(8)
10.17		Promissory Note from Pyramid Gilman Street Property, LLC to Morgan Stanley Capital Inc.
10.18		Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc.
10.19		Reserve and Security Agreement between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc.
10.20		Guaranty of Recourse Obligations of Borrower from Pyramid Breweries, Inc. to Morgan Stanley Mortgage Capital Inc.
10	.21*	Amended and Restated Employment Agreement between Registrant and Martin Kelly dated June 19, 2001(10)
10.22		Commercial Lease between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust and Pyramid Breweries California, Inc. dated November 1, 1995(1)
10.23		Assignment, Assumption and Consent Agreement between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid Breweries California, Inc. and Pyramid Breweries Inc. dated November 17, 1995(1)
10	.24*	2005 Officer Incentive Compensation Plan Policy
10	.25*	Amended and Restated Employment Agreement between Registrant and John Lennon
23.1		Consent of Moss Adams LLP

Exhibit
No.	Description

23.2	Consent of KPMG LLP
31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: John J. Lennon, President and Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer
31.3	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: John Lennon, President and Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).

(2)	Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference to the Registrant’s Form S-8 dated June 26, 2002

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to the Current Report on Form 8-K January 28, 2004.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated July 22, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 2003, as amended December 10, 2004.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.