Form 10-K/A
period 2004-12-31
PYRAMID BREWERIES INC
filed 2005-04-11
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO_________.

COMMISSION FILE NUMBER 0-27116

PYRAMID BREWERIES INC.

(exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1258355 (IRS Employer Identification No.)

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

EXPLANATORY NOTE

Pyramid Breweries Inc. (also referred to as the “Company,” “we” or “our”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 31, 2005, for the sole purpose of (a) correcting certain information in the Report of Independent Registered Public Accounting Firm by KPMG LLP dated January 23, 2004 in Item 8 of Part II, and (b) including the signature block of KPMG LLP in Exhibit 23.2, the Consent of KPMG LLP dated March 31, 2005, which information and signature were unintentionally omitted by the Company’s third party filing agent. The Company is also updating the signature page and Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of both Item 8 of Part II and Item 15 of Item IV, as amended, is set forth below. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes discussed above. No other information included in the Form 10-K, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way.

PART II
Item 8 — Financial Statements and Supplementary Data
PART IV
Item 15 — Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

PART II

Item 8 – Financial Statements and Supplementary Data

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

/s/ Moss Adams LLP

Seattle, Washington
February 2, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
Pyramid Breweries Inc.:

     We have audited the accompanying consolidated balance sheet of Pyramid Breweries Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Breweries Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington,
January 23, 2004

PYRAMID BREWERIES INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	(in thousands)
	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$1,558
Short-term investments	—	492
Accounts receivable, net of $32 and $20 allowance	2,191	1,281
Inventories	2,129	1,654
Prepaid expenses and other	324	756

Total current assets	4,644	5,741
Note receivable — related party	—	81
Fixed assets, net	28,859	21,406
Goodwill	415	415
Intangibles	209	—
Other	189	141

Total assets	$34,316	$27,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,776	$1,349
Accrued expenses	2,682	1,562
Refundable deposits	582	487
Line of credit	400	—
Current portion of long-term financing	83	—
Note payable — current	20	20
Deferred rent — current	75	199
Dividends payable	193	379

Total current liabilities	6,811	3,996
Note payable, net of current	—	16
Long-term financing, net of current	7,117	—
Deferred rent, net of current	615	1,569

Total liabilities	$14,543	$5,581

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,776,000 and 8,620,000 shares issued and outstanding	88	86
Additional paid-in capital	37,214	36,374
Note receivable — related party	—	(764)
Deferred stock-based compensation	(384)	(27)
Accumulated deficit	(17,145)	(13,466)

Total stockholders’ equity	19,773	22,203

Total liabilities and stockholders’ equity	$34,316	$27,784

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

PYRAMID BREWERIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Note	Deferred
			Additional	Receivable-	Stock-Based		Total
	Common Stock		Paid-in	Related-	Compen-	Accumulated	Stockholders’
	Shares	Amount	Capital	Party	sation	Deficit	Equity
Balance, December 31, 2001	8,300	$83	$35,649	$(787)	$(186)	$(9,536)	$25,223
Net income	—	—	—	—	—	252	252
Dividends declared	—	—	—	—	—	(1,477)	(1,477)
Shares issued	35	—	71	—	—	—	71
Exercised stock options	169	2	315	—	—	—	317
Stock-based compensation	—	—	6	—	139	—	145
Note repayment	—	—	—	5	—	—	5

Balance, December 31, 2002	8,504	$85	$36,041	$(782)	$(47)	$(10,761)	$24,536
Net loss	—	—	—	—	—	(1,198)	(1,198)
Dividends declared	—	—	—	—	—	(1,507)	(1,507)
Shares issued	25	—	58	—	—	—	58
Exercised stock options	91	1	203	—	—	—	204
Stock-based compensation	—	—	72	—	20	—	92
Note repayment	—	—	—	18	—	—	18

Balance, December 31, 2003	8,620	$86	$36,374	$(764)	$(27)	$(13,466)	$22,203
Net loss	—	—	—	—	—	(2,729)	(2,729)
Dividends declared	—	—	—	—	—	(950)	(950)
Shares issued	472	5	1,530	—	—	—	1,535
Exercised stock options	71	1	163	—	—	—	164
Stock-based compensation	—	—	376	—	(357)	—	19
Note repayment	—	—	—	764	—	—	764
Shares repurchased and retired	(387)	(4)	(1,229)	—	—	—	(1,233)

Balance, December 31, 2004	8,776	$88	$37,214	$—	$(384)	$(17,145)	$19,773

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	(in thousands)
	2004	2003	2002
OPERATING ACTIVITIES:
Net (loss) income	$(2,729)	$(1,198)	$252
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,668	2,443	2,202
Stock-based compensation expense	19	92	145
Interest expense	4	5	7
Loss (gain) on sale of fixed assets	10	2	(4)
Deferred rent	(133)	639	(124)
Changes in operating assets and liabilities:
Accounts receivable	69	663	(519)
Inventories	83	(64)	(412)
Prepaid expenses and other	94	(192)	(432)
Accounts payable and accrued expenses	1,243	212	549
Refundable deposits	(10)	(19)	(44)

Net cash provided by operating activities	1,318	2,583	1,620

INVESTING ACTIVITIES:
Purchases of short-term investments	—	(2,455)	(5,044)
Proceeds from the sale and maturities of short-term investments	492	5,205	6,944
Acquisitions of fixed assets	(1,002)	(3,142)	(2,282)
Proceeds from sale of fixed assets	11	—	16
Acquisition of Portland Brewing Company Assets	(1,416)	—	—
Acquisition of Berkeley	(195)	—	—

Net cash used in investing activities	(2,110)	(392)	(366)

FINANCING ACTIVITIES:
Proceeds from sale of common stock and option exercises	224	262	388
Net borrowings (payments) on line of credit	400	—	—
Deferred financing fees	(68)	—	—
Notes receivable	—	31	18
Repayment on note payable	(20)	(20)	(20)
Borrowings on short-term note payable to related party	200	—	—
Cash dividends paid	(1,137)	(1,502)	(1,469)
Shares repurchased and retired	(365)	—	—

Net cash used in financing activities	(766)	(1,229)	(1,083)

Increase (decrease) in cash and cash equivalents	(1,558)	962	171
Cash and cash equivalents at beginning of year	1,558	596	425

Cash and cash equivalents at end of year	$—	$1,558	$596

SUPPLEMENTAL DATA:
Interest paid	$220	$—	$—
Acquisition of Berkeley facility for debt	7,000	—	—
Stock issued for purchase of Portland Brewing Company assets	1,474	—	—
Notes receivable repaid through stock repurchase	843	—	—

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

     Short-Term Investments

     The Company’s investments have primarily been comprised of fixed rate certificates of deposit and taxable variable rate notes with maturity dates of less than one year. Investments are custodied with major financial institutions. The specific identification method is used to determine the cost basis of investments sold or matured. At December 31, 2004 the Company did not hold any short-term investments. At December 31, 2003, substantially all of the Company’s short-term investments were classified as available for sale. These investments were recorded on the balance sheet at fair value. During the years ended December 31, 2004, 2003 and 2002 the Company realized cash proceeds, net of purchases, on the sales and maturities of short-term investments in the amount of $492,000, $2,750,000 and $1,900,000, respectively. There were no unrealized or realized gains or losses during the years ended December 31, 2004, 2003 and 2002.

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

     Valuation Account

     The following table represents the company valuation account not included in other specific schedules.

		Charged to
	December 31,	costs and	Purchased as part		December
Description	2003	expenses	of acquisition	Deductions	31, 2004
Allowance for doubtful accounts	$20,000	0	12,000	0	$32,000

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

     Other Income, net

     Other income, net consists of interest income, parking fee income and other non-operating income and expenses. Other Income, net, is comprised of:

	Year Ended December 31,
		(in thousands)
	2004	2003	2002
Interest income	$22	$56	$102
Sublease Income	90	—	—
Interest expense	(224)	(5)	(7)
Parking income	188	216	234
(Loss) gain on sale of assets	(10)	(3)	4
Amortization — Loan fee	(46)	—	—
Other income	14	48	47

Other income, net	$34	$312	$380

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

     As of December 31, 2004 the Company had no cash and a working capital deficit of $2,167,000. Because the Beverage Segment of the Company operates with short accounts receivable terms and the Alehouse Segment operates as a cash business the Company typically tends to collect within 30 days of a sale or immediately upon sale and therefore does not require a significant cash on hand balance to meet operating needs. The first quarter of the calendar year does tend to be the slowest season of the company, followed by a strong season during the second quarter. As a result of seasonality, cash during the first quarter is needed to build inventory levels in preparation for second quarter sales activities. Company expects that the initiative to improve operating results, the cash provided by operating activities and the funds available through the Company’s line of credit will provide adequate cash to meet the Company operating needs. However, it is possible that some or all of the Company’s cash requirements may not be met by these activities which may require the Company to seek additional capital from other sources, which may or may not be available to the Company.

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

4. Inventories

     Inventories consist of the following:

	December 31,
	(in thousands)

	2004	2003
Raw materials	$905	$664
Work in process	191	155
Finished goods	1,033	835

	$2,129	$1,654

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

5. Fixed Assets

     Fixed assets consist of the following:

	December 31,
	(in thousands)

	2004	2003
Land	$6,181	$—
Buildings	11,895	—
Brewery and retail equipment	19,328	16,402
Furniture and fixtures	1,106	952
Leasehold improvements	5,899	17,587
Construction in progress	208	101

	44,617	35,042
Less accumulated depreciation and amortization	(15,758)	(13,636)

	$28,859	$21,406

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

     On February 26, 2004 the Company announced that Mr. Kelly was stepping down as CEO. Mr. Kelly’s last official day was March 10th, 2004. Per the full recourse note agreement dated June 2001 with Mr. Kelly, upon termination he had the right to require the Company to buy-back the 387,400 shares collateralizing the promissory notes and pay any balances owed under the notes, with any net cash balance made payable to Mr. Kelly. On April 9, 2004, Mr. Kelly exercised his right and the Company repurchased the 387,400 shares at a five day average market price of $3.18 per share. The total sales value of $1,233,000 was applied to the notes payable in the amount of $843,000, to interest balances in the amount of $25,000 and the balance of $365,000 was paid to Mr. Kelly. This arrangement was accounted for as a variable equity-based compensation arrangement. For the years ended December 31, 2004 and 2003 the Company recorded approximately $10,000 and $88,000, respectively, in compensation expense.

7. Walnut Creek

     In October 2001, the Company purchased assets of an alehouse in Walnut Creek, California for $268,000. In addition, the Company assumed the sublease of the location. The purchase was made by a $205,000 cash payment and the balance was financed through an $80,000 non-interest bearing note due in four annual equal payments beginning October 2002. The note payable was recorded using a 10% discount rate. As of December 31, 2004 and 2003, a net balance of approximately $20,000 and $36,000 remained payable on the note.

8. Line of Credit

     The Company has a $2 million line of credit agreement with its bank. In February 2005, the Company modified its line of credit with its bank from 75% of accounts receivable to 80%, temporarily increasing the availability of funds during the first half of the year ending June 30, 2005. Under the revised terms of this agreement, the interest rate charged on the amounts outstanding has increased to prime plus 2% and a fee of 1/2 percent has been charged by the Bank. The Company has also agreed to adhere to certain financial performance covenants and future dividends payments are subject to the Bank’s prior approval. The line of credit revolves through December 31, 2005. The line of credit expires December 31, 2005.

9. Debt

     On January 27th, 2005, the Company announced that it has entered into a long-term $7,850,000 securitized financing arrangement with Morgan Stanley Mortgage Capital Inc., for the purpose of refinancing the Company’s existing $7,200,000 short term note with Sugar Mountain Capital, LLC. The Company was required, as a term of the financing, to establish a wholly owned subsidiary as a single purpose entity, named Pyramid Gilman Street Property, LLC (the “Subsidiary”), to act as the legal owner of the property. The Subsidiary subsequently entered into a long-term promissory note, dated January 27, 2005, which has been secured by a deed of trust against the Company’s Berkeley, California Brewery and Alehouse facility. The terms of the long-term financing, include monthly payments of principal and interest for a period of ten years, interest charged at an annual rate of 5.77%, and a loan amortization period of thirty years. The promissory note is assumable and it generally does not allow for prepayments of principal other than through the regularly scheduled monthly payments. The loan is guaranteed by Pyramid Breweries Inc. and the Company intends to consolidate the financial statements of the Subsidiary into the Company’s financial reports and filings. Other important terms of the financing include the requirement to place $500,000 of the proceeds of the loan in an interest bearing restricted reserve account and to deposit an additional $10,000 per month into an additional restricted reserve account until the balance of the second reserve account is at least $750,000. Additionally, the Company and its Subsidiary are required to create and fund a replacement reserve account for the purpose of funding capital repairs and replacements to the subject property. The replacement reserve account is funded by monthly payments of $1,729 until the total amount of the replacement reserve is at least $62,500. At December 31, 2004, future minimum rental payments are as follows:

2005		$83,000
2006		99,000
2007		105,000
2008		110,000
2009		118,000
Thereafter		7,335,000

	$	,850,000

10. Accrued Expenses

     Accrued expenses consist of the following:

	December 31,
	(in thousands)

	2004	2003
Salaries, wages and related accruals	$978	$529
Barrel taxes	157	100
Other accruals	1,547	933

	$2,682	$1,562

11. Income Taxes

     The (provision) benefit for income taxes included in the statements of operations consists of the following:

	December 31,
	(in thousands)
	2004	2003	2002

Current	$(4)	$(3)	$98
Deferred	—	—	—

	$(4)	$(3)	$98

     The (provision) benefit for income taxes differed from the amount obtained by applying the federal statutory income tax rate to (loss) income before income taxes, as follows:

	December 31,
	2004	2003	2002

Federal statutory rate	34.0%	34.0%	(34.0%)
State taxes, net of federal income tax benefit	3.6	2.1	(2.1)
Meals and entertainment	(3.1)	(5.2)	(41.1)
Valuation allowance	(34.4)	(30.6)	141.2

	0.1%	0.3%	64.0%

     Deferred income tax assets and liabilities are included in the balance sheet at December 31, 2004 and 2003, as follows:

	December 31,
	(in thousands)
	2004	2003

Accelerated depreciation	$(1,457)	$(1,569)
Package design costs	127	165
Accrued vacation	118	73
Deferred rent	259	350
Net operating loss carryforwards	3,827	2,792
Other, net	183	174
Valuation allowance	(3,057)	(1,985)

	$—	$—

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

12. Operating Leases

     The Company leases its office, warehouse and plant facilities under operating leases in Seattle, Washington, Portland, Oregon and Walnut Creek and Sacramento, California. Leases at December 31, 2004 were:

Location	Year	Options

Sacramento, California	2014	Two additional five year periods
Seattle, Washington	2009	Two additional five year periods
Walnut Creek, California	2012	Three additional five year periods and one addional four year period
Portland, Oregon (2730)	2014	Two additional five year periods
Portland, Oregon (2750)	2008	One additional three year period and two additional five year periods

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

     Segment profit and segment assets are as follows:

(in thousands)
	Beverage
	Operations	Alehouse	Other	Total
Year ended December 31, 2004
Gross revenues from external customers	$28,172	$14,004	$—	$42,176
Net revenues from external customers	26,080	14,004	—	40,084
Intersegment revenues	546	—	(546)	—
Interest income	—	—	22	22
Depreciation and amortization	1,607	841	240	2,688
Operating income (loss)	2,082	438	(5,279)	(2,759)
Capital expenditures	555	250	197	1,002
Total assets	19,469	6,584	8,263	34,316

Year ended December 31, 2003
Gross revenues from external customers	$23,958	$12,420	$—	$36,378
Net revenues from external customers	22,205	12,420	—	34,625
Intersegment revenues	442	—	(442)	—
Interest income	—	—	56	56
Depreciation and amortization	1,564	668	211	2,443
Operating income (loss)	1,915	719	(4,141)	(1,507)
Capital expenditures	515	2,496	131	3,142
Total assets	17,509	6,736	3,539	27,784

Year ended December 31, 2002
Gross revenues from external customers	$25,196	$10,327	$—	$35,523
Net revenues from external customers	23,485	10,327	—	33,812
Intersegment revenues	359	—	(359)	—
Interest income	—	—	102	102
Depreciation and amortization	1,601	439	162	2,202
Operating income (loss)	1,671	975	(2,872)	(226)
Capital expenditures	421	1,605	256	2,282
Total assets	18,952	4,871	5,472	29,295

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

	2004 Quarters Ended				2003 Quarters Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	(in thousands except per share amounts)				(in thousands except per share amounts)
Gross sales	$11,205	$11,745	$10,936	$8,290	$8,755	$10,765	$9,882	$6,976
Less excise taxes	617	532	534	409	426	493	481	353

Net sales	10,588	11,213	10,402	7,881	8,329	10,272	9,401	6,623
Cost of sales	9,072	8,898	7,829	6,494	7,189	8,082	6,901	5,468

Gross margin	1,516	2,315	2,573	1,387	1,140	2,190	2,500	1,155
Selling, general and administrative expenses	2,909	2,738	2,507	2,396	2,145	2,264	2,160	1,923

Operating (loss) income	(1,393)	(423)	66	(1,009)	(1,005)	(74)	340	(768)
Other income, net	(64)	3	81	14	44	118	106	44

(Loss) income before income taxes	(1,457)	(420)	147	(995)	(961)	44	446	(724)
(Provision) benefit for income taxes	(1)	—	(2)	(1)	—	—	(2)	(1)

Net (loss) income	$(1,458)	$(420)	$145	$(996)	$(961)	$44	$444	$(725)
Basic and diluted net (loss) income per share	$(0.17)	$(0.05)	$0.02	$(0.12)	$(0.11)	$0.01	$0.05	$(0.09)

Weighted average basic shares outstanding	8,776	8,615	8,391	8,599	8,492	8,456	8,443	8,417

Weighted average diluted shares outstanding	8,776	8,615	8,492	8,599	8,492	8,655	8,665	8,417

PART IV

Item 15 – Exhibits, Financial Statement Schedules

     (a) Documents filed as part of this report are as follows:

1.	Financial Statements:

2.	Financial Statement Schedules: None.

3.	Exhibits: The required exhibits are included at the end of the Annual Report on Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 8, 2005

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

EXHIBIT
NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of Registrant (9)

3.2	Form of Amended and Restated Bylaws of Registrant (9)

3.3	Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999 (2)

4.1	Form of Common Stock Certificate (1)

4.4*	Directors Compensation Plan (5)

10.1	Lease between Harold W. Hill and the Registrant dated April 13, 1994 (1)

10.2	Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994 (1)

10.3	Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995 (1)

10.4	Distribution Agreement between the Registrant and Western Washington Beverage dated August 24, 1995 (1)

10.5*	Registrant’s Non-Employee Director Stock Option Plan (1)

10.6*	Form of Non-Qualified Stock Option Agreement (1)

10.7*	Employment Agreement between the Registrant and Gary McGrath (3)

10.8	Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company, Inc., and the Registrant dated October 26, 2001 (4)

10.9	Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996 (4)

10.10	Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995 (4)

10.11	Commercial Lease between County Supervisors Association of California and Pyramid Breweries, Inc. dated April 15, 2002 (6)

10.12*	Registrant’s 2003 Employee Stock Purchase Plan (6)

10.13*	Registrant’s Non-Employee Director Stock Compensation Plan. (6)

10.14	Asset Purchase Agreement between Pyramid Breweries Inc., Portland Brewing Company and PBC Acquisition, LLC dated January 26, 2004 (7)

10.15*	Employment Agreement between Registrant and John Lennon +

10.16	Registrant’s 2004 Equity Incentive Plan (8)

10.17	Promissory Note from Pyramid Gilman Street Property, LLC to Morgan Stanley Capital Inc. +

10.18	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc +

10.19	Reserve and Security Agreement between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc. +

10.20	Guaranty of Recourse Obligations of Borrower from Pyramid Breweries, Inc. to Morgan Stanley Mortgage Capital Inc. +

10.21*	Amended and Restated Employment Agreement between Registrant and Martin Kelly dated June 19, 2001 (10)

10.22	Commercial Lease between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust and Pyramid Breweries California, Inc. dated November 1, 1995 (1)

10.23	Assignment, Assumption and Consent Agreement between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid Breweries California, Inc. and Pyramid Breweries Inc. dated November 17, 1995 (1)

10.24*	2005 Officer Incentive Compensation Plan Policy +

10.25*	Amended and Restated Employment Agreement between Registrant and John Lennon +

23.1	Consent of Moss Adams LLP

23.2	Consent of KPMG LLP

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: John J. Lennon, President and Chief Executive Officer

EXHIBIT
NO.	DESCRIPTION
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer

31.3	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: John Lennon, President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

*	Indicates management contract or compensatory plan or arrangement

+	Previously filed.

(1)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).

(2)	Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference to the Registrant’s Form S-8 dated June 26, 2002

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to the Current Report on Form 8-K January 28, 2004.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated July 22, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, as amended December 10, 2004.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.