Form 10-K/A
period 2004-12-31
PYRAMID BREWERIES INC
filed 2005-05-04
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2
FORM 10-K/A

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________________TO___________________.

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

EXPLANATORY NOTE
PART III
Item 10 – Directors and Executive Officers of the Company
Item 11 – Executive Compensation
Item 12 – Security Ownership of Certain Beneficial Owners and Management
Item 13 – Certain Relationships and Related Transactions
Item 14 – Principal Accountant Fees and Services
PART IV
Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

EXPLANATORY NOTE

Pyramid Breweries Inc. (also referred to as the “Company,” “we” or “our”) is filing this Amendment No. 2 to its Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 31, 2005 and amended on Form 10-K/A filed on April 11, 2005, for the sole purpose of including the information required under Part III. The Company is also updating the signature page, the Exhibit Index referenced in Item 15 of Part IV and Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Item IV, as amended, is set forth below. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 2. This Amendment No. 2 speaks as of the original filing date of the Form 10-K and reflects only the changes discussed above. No other information included in the Form 10-K, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way.

PART III

Item 10 – Directors and Executive Officers of the Company

George Hancock (60) – Chairman of the Board

     Mr. Hancock has been a director of the Company since 1989. Mr. Hancock served as our Chief Executive Officer from May 1992 until his retirement in December 1999, and as our Chairman of the Board from January 1997 to December 1999, as well as our interim Chief Executive Officer from February, 2004 to August, 2004 and Chairman of the Board since February 2004. Mr. Hancock previously served as our Chairman of the Board from July 1989 until July 1995. He was President of Penknife Computing, Inc., a computer software company, from 1988 to May 1992. Mr. Hancock was previously employed by the international accounting firm of Coopers & Lybrand, where he was primarily responsible for management consulting projects. Mr. Hancock was also the founder of two startup software companies in England and the United States. He was awarded a Masters in Business Administration by Cranfield Institute of Technology, England in 1981. He qualified as an accountant in England in 1967.

Scott S. Barnum (49) — Director

     Mr. Barnum has been a director since February 1999. Since July, 2002, Mr. Barnum has been Chief Executive Officer of Cocoa Pete’s Chocolate Adventures, a premium chocolate company founded by the creator of Pete’s Wicked Ale. In February, 2001, he co-founded Plan B, a consumer marketing consultancy and outsourced marketing department and was its Managing Partner from February, 2001 to July, 2002. From January, 1999 to February, 2000, Mr. Barnum was Vice President/General Manager – International for eBay Inc, an online auction company. From June, 1997 to September, 1998, Mr. Barnum served as President and Chief Operating Officer of Pete’s Brewing Company, formerly the nation’s second largest brewer of craft beers. His beer background also includes four years with Miller Brewing Company (Miller), where he held several senior level marketing management appointments and where he ultimately launched and became General Manager of Miller’s specialty beer division. Prior to Miller, Mr. Barnum spent eight years in brand management with PepsiCo Inc., a food and beverage company, in its soft drink and snack divisions, both domestically and internationally. Mr. Barnum earned an MBA from Columbia University and a Bachelor’s of Business Administration Degree from Pacific Lutheran University.

Kurt Dammeier (46) — Director

     Mr. Dammeier has been a director since June 1999. Mr. Dammeier also served as our Chairman of the Board from December 1999 until May 2001. Mr. Dammeier is a private investor and sole Manager of Sugar Mountain Capital, LLC, a venture capital firm. Mr. Dammeier was President and Chief Executive Officer of Quebecor Integrated Media, an information services company. Mr. Dammeier earned a Bachelor’s Degree from Washington State University in 1982.

Scott Svenson (39) – Director

     Mr. Svenson has been a director since August 2001. Since January, 2002, Mr. Svenson has been Chairman and Managing Partner of The Sienna Group, a private investment group based in Seattle and London. From February 1999 to October 1999, Mr. Svenson was President of Starbucks Europe, a retail coffee company, during which time he authored its European Strategic Plan and from May, 1998 to February 1999, was President of Starbucks UK. In 1994 Mr. Svenson co-founded Seattle Coffee Company, the first gourmet coffee retailer and wholesaler in the UK, which he built to over 70 locations before selling the company to Starbucks in early 1998. Prior to this, Mr. Svenson served as Deputy Chief Executive of CrestaCare plc, the third largest long-term healthcare provider in the UK, and as an advisor to high growth, middle market companies with Apax Partners and Drexel Burnham Lambert. Mr. Svenson earned a Bachelors Degree from Harvard University.

John Lennon (50) – President and Chief Executive Officer, Director

     Mr. Lennon has been our President and Chief Executive Officer since August 2004. From November, 2000 to December 2003, Mr. Lennon was President and Chief Executive Officer of Beck’s North America, a $150 million division of Interbrew, where he had responsibility for the United States, Canada and the Caribbean. Mr. Lennon has over twenty years experience as a senior executive in marketing, sales and general management, including ten years leading and managing businesses within the branded consumer goods industry. In addition to Mr. Lennon’s work with Beck’s, he has held senior positions with Diageo, Guinness, FEMSA, Grand Metropolitan and Nestle. He earned an MBA from Syracuse University and a Bachelor’s Degree from the State University of New York.

Jim Hilger (43) — Vice President – Finance, Chief Financial Officer and Secretary

     Mr. Hilger has been our Vice President – Finance, Chief Financial Officer and Secretary since September 2003. From May, 2000 to July 2003, Mr. Hilger was Chief Executive Officer of WorldCatch, Inc., a Seattle, Washington based seafood importing company which developed e-commerce solutions for the seafood industry. As Chief Executive Officer of WorldCatch, Inc., Mr. Hilger had primary responsibility for all financial and operational aspects of the company, which serviced large retailers, food service distributors and seafood processing companies. Mr. Hilger also held Chief Financial Officer positions with WorldCatch, American Gem Seafoods, The Albert Fisher Group, and Profish International. Mr. Hilger earned an MBA from Pacific Lutheran University and a Bachelor’s Degree from Gonzaga University. He is a registered CPA in the state of Washington.

Gary McGrath (45) — Vice President – Sales

     Mr. McGrath was appointed as Vice President – Sales in November 1999. Mr. McGrath has over 20 years of experience in the alcohol and non-alcohol beverage industry. From 1994 to 1999, he held the position of General Manager for Miller’s northwest region, responsible for growing sales, market share and profit in a seven-state area. Also at Miller, Mr. McGrath worked as Director of National Accounts, accountable for setting strategy and developing sales in the convenience and mass merchandise channels. Prior to Miller, he held numerous sales and operating positions with Pepsi Cola USA, 7UP and Oscar Mayer. Mr. McGrath earned his Graduate Degree from Harvard University and a Bachelor’s Degree from Fredonia State University in New York.

Patrick Coll (42) — Vice President – Alehouse Operations

     Mr. Coll has been Vice President – Alehouse Operations since September 2002. Mr. Coll is responsible for directing the operational performance of the five existing alehouses as well as successfully opening and directing additional sites as they are developed. Mr. Coll has over 15 years of experience in the restaurant industry ranging from Chef to Opening Project Manager. Most recently, he held the position of Managing Partner with Essential Food Group from 2001 to 2002, a restaurant consulting company and Director of Food Service Operations for the Old Navy Division of Gap Inc, from 1998 to 2001. Prior to Gap Inc., Mr. Coll was with the Real Restaurant Group in Sausalito, California, responsible for the successful development and opening of restaurant concepts.

Mark House (46) — Vice President – Brewery Operations

     Mr. House has been Vice President – Brewery Operations since July 2001. Mr. House is responsible for directing the performance of the five existing breweries as well as purchasing, transportation, product development, forecasting, and facility issues. Mr. House had been Director of Corporate Operations since 1999, responsible for quality assurance, product development, forecasting and distribution. He joined the Company in 1996 as Manager of Distribution/Production. Prior to joining the Company, Mr. House had 14 years of brewing industry experience with the G. Heileman Brewing Co. (Heileman). As Distribution Manager for Heileman, House was responsible for warehousing/distribution, production planning, and customer service for both the Rainier Brewery in Seattle, Washington and Henry Weinhards Brewery in Portland, Oregon. Mr. House earned a Bachelor’s Degree from Washington State University.

Independence of the Board of Directors

     Based on its review of the relationships between the Company and each of its directors, the Board of Directors has determined that all of the directors, other than Mr. Lennon, our Chief Executive Officer, and Mr. Hancock, our former Chief Executive Officer, are independent within the meaning of Nasdaq Marketplace Rule 4200.

Board Attendance

     The Board of Directors met nine times during 2004. Each of the Company’s current directors attended at least 75% of the aggregate number of Board meetings and Board committee meetings of which he was a member.

     The Company does not have a specific policy regarding director attendance at the annual meeting of shareholders; however, all directors are encouraged to attend if available. Messrs. Hancock, Svenson, Dammeier and Ms. Mootz were present at the 2004 annual meeting.

Committees of the Board of Directors

Audit Committee

     The Audit Committee, currently comprised of Messrs. Svenson and Barnum, recommends the selections of the Company’s independent auditors and consults with the independent auditors on the Company’s internal accounting controls. Each current member of the Audit Committee is independent within the meaning of Nasdaq Marketplace Rule 4200 and “financially sophisticated” under applicable Nasdaq rules. The Board of Directors has determined that Mr. Svenson is an audit committee financial expert, within the meaning of applicable Securities and Exchange Commission rules. On December 15, 2004, we notified The Nasdaq Stock Market, Inc. (Nasdaq) that a member of our Audit Committee, Ms. Nancy Mootz, had unexpectedly passed away, and that as a result of Ms. Mootz’s death, we are not in compliance with the audit committee composition requirements set forth in Rule 4350(d)(2)(A) of Nasdaq’s Marketplace Rules, which requires a listed issuer to have at least three independent members on its audit committee. The Company’s board is considering its options regarding this vacancy and understands that, pursuant to Nasdaq Rule 4350(d)(4)(B), the vacancy must be filled by the date of the Company’s next annual meeting. The Audit Committee met four times during 2004.

Compensation Committee

     The Compensation Committee, currently comprised of Messrs. Barnum and Dammeier, recommends to the Board salaries and bonuses for the Company’s executive officers and administers the Company’s 2004 Equity Incentive Plan. The Board of Directors has determined that Messrs. Barnum and Dammeier are independent within the meaning of Nasdaq Marketplace Rule 4200. The Compensation Committee met two times in 2004.

Code of Ethics and Code of Conduct

     We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller — Chief Accounting Officer and persons performing similar functions. We have also adopted a Code of Conduct applicable to all employees, officers and directors. These codes are posted on our website at http://www.pyramidbrew.com/about/investor.php. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Ethics with respect to the covered persons by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires reports relating to the stock ownership of the Company’s directors, executive officers and beneficial owners of more than 10% of any equity security of the Company to be filed with the SEC. Based solely on its review of copies of these reports and representations of such reporting persons, the Company believes that the required Section 16(a) reports during fiscal 2004 for our directors, executive officers and 10% of more beneficial holders were timely filed, except for a late Form 4 for Nancy Mootz with respect to one transaction.

Item 11 – Executive Compensation

Director Compensation

     Each non-employee director receives a fee of $1,500 for each Board meeting attended, $750 for each Audit Committee meeting attended and $500 for all other Committee meetings attended. In addition, non-employee directors receive a $10,000 annual retainer, which the directors have the choice to receive in our common stock or cash and the Chairman of the Board receives an additional $10,000 annual retainer and all other committee chairman receive a $2,500 annual retainer. All directors are reimbursed for out of pocket expenses for each Board meeting attended, and non-employee directors also participate in the Non-Employee Directors Stock Option Plan (“Director Plan”) and the Non-Employee Stock Compensation Plan. Employee directors are not compensated for their duties as directors.

     The Director Plan provides for grants of stock options covering 5,000 shares of common stock to be made automatically on the date of each annual meeting of shareholders to each of our non-employee directors, so long as shares of common stock remain available under the Directors Plan. The exercise price under each option is the fair market value of the common stock on the date of grant. Each option expires ten years after the date of grant or one year after the death of the recipient director. A total of 250,000 shares of Common Stock are reserved for future grants of options under the Directors Plan. During 2004, 20,000 options were granted under the Directors Plan: 5,000 shares each to Messrs. Barnum, Dammeier, Svenson and Ms. Mootz.

     The Director Compensation Plan provides for each non-employee Director of the Company annual compensation of $10,000 payable in shares of the Company’s common stock valued at the last sale price of the stock on the Nasdaq Stock Market on the date of the annual meeting for which the compensation is payable or in cash at each directors discretion. As of March 31, 2005, 14,982 shares had been issued under this plan.

Summary of Cash and Certain Other Executive Compensation

     Compensation Summary. The following table summarizes the annual compensation for services rendered during 2004, 2003, and 2002 for the Company’s Chief Executive Officer and its other executive officers whose salary and bonus exceeded $100,000 in 2004 (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long-Term
		Annual Compensation			Compensation
					Securities
				Other Annual	Underlying		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Options (#)		Compensation
John Lennon (1)	2004	93,000	0	0	$420,000	(2)	2,000	(3)
President & Chief Executive Officer
Jim Hilger (4)	2004	145,000	0	0	0		6,000	(5)
Vice President, Chief Financial	2003	38,000	0	0	120,000		0
Officer and Secretary
Patrick Coll (6)	2004	125,000	0	0	0		5,000	(7)
Vice President, Alehouse	2003	127,000	0	0	0		0
Operations	2002	31,000	7,000	0	100,000		0
Mark House	2004	120,000	0	0	0		5,000	(8)
Vice President, Brewery	2003	116,000	0	0	0		0
Operations	2002	119,000	31,000	0	0		1,000
Gary McGrath	2004	149,000	0	0	0		10,000	(9)
Vice President, Sales	2003	150,000	0	0	0		4,000
	2002	156,000	35,000	0	5,000		3,000

(1)	Mr. Lennon has been our President and Chief Executive Officer since August 2004.

(2)	This amount represents 175,000 shares of common stock that will be issued upon the completion of continuous service requirements pursuant to the terms of Mr. Lennon’s employment agreement with the Company entered into on July 16, 2004, valued based on a value of $2.40 per share, the closing price for a share of the Company’s common stock on that date. Under his employment agreement, Mr. Lennon will be issued 35,000 shares of restricted stock on each of January 1, 2006, 2007, 2008, 2009 and 2010 based on Mr. Lennon’s continuous services to the Company through each such date. The restricted stock issued on each such date will be subject to a lapsing repurchase right in favor of the company that will lapse with respect to 1/3 of the shares issued on each such date on each of the first three anniversaries of the date the shares were issued. If Mr. Lennon’s employment is terminated in certain circumstances during 2005, Mr. Lennon will be issued the shares that he would have been entitled to receive pursuant to his employment agreement on January 1, 2006. If Mr. Lennon’s employment is terminated in certain circumstances during any other year, he will receive a prorated portion of the relevant annual award as of the date his employment is terminated. Under Mr. Lennon’s employment agreement, he will also receive up to 175,000 additional shares of restricted stock upon the achievement of certain performance goals as described under the Long Term Incentive Plan disclosure below. As of December 31, 2004, Mr. Lennon did not hold any shares of restricted stock.

(3)	Consists of $2,000 in a car allowance.

(4)	Mr. Hilger has been our Vice President – Finance, Chief Financial Officer and Secretary since September 2003.

(5)	Consists of $1,000 in contributions made on the officer’s behalf to his 401(k) plan and a car allowance of $5,000.

(6)	Mr. Coll has been Vice President – Alehouse Operations since September 2002.

(7)	Consists of $5,000 in a car allowance.

(8)	Consists of $5,000 in a car allowance.

(9)	Consists of $4,000 in contributions made on the officer’s behalf to his 401(k) plan and a car allowance of $6,000.

Option Exercises and Year End Holdings

     The following table sets forth information concerning the number and value of options held by the Named Executive Officers on December 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised In-the-
	Shares		Underlying Unexercised		Money Options at Year
	Acquired	Value	Options at Year End		End(5)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
John Lennon	0	0	—	350,000	$—	$—
Jim Hilger (1)	0	0	47,000	73,000	—	—
Mark House (2)	0	0	110,000	—	6,000	—
Gary McGrath (3)	0	0	164,000	7,000	16,000	—
Patrick Coll (4)	0	0	79,000	21,000	—	—

(1)	The weighted-average exercise price of these options is $2.96 per share of common stock.

(2)	The weighted-average exercise price of these options is $2.53 per share of common stock.

(3)	The weighted-average exercise price of these options is $2.00 per share of common stock.

(4)	The weighted-average exercise price of these options is $2.19 per share of common stock.

(5)	Based on the fair market value on December 31, 2004 $2.10 and the exercise price.

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

     The following table sets forth information with respect to restricted stock that will be issued to Mr. Lennon pursuant to his employment agreement upon the achievement of certain performance goals.

Name	Number of Shares	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans Target (100%)
John Lennon(1)	175,000	2006-2010	175,000

(1)	Pursuant to the terms of Mr. Lennon’s employment agreement with the Company entered into on July 16, 2004, Mr. Lennon will be issued 35,000 shares of restricted stock on each of January 1, 2006, 2007, 2008, 2009 and 2010 if the Company has achieved certain performance goals for the year ending immediately prior to each such date. The restricted stock issued on each such date upon the achievement of the specified performance goals will be subject to a lapsing repurchase right in favor of the company that will lapse with respect to 1/3 of the shares issued on each such date on each of the first three anniversaries of the date the shares were issued. If Mr. Lennon’s employment is terminated under certain circumstances pursuant to his employment agreement during 2005, he will be issued the shares that he would have been entitled to receive on January 1, 2006 as if the applicable performance goal had been met. If Mr. Lennon’s employment is terminated under certain circumstances pursuant to his employment agreement during any other year, he will be issued shares representing a prorated portion of the relevant annual performance award as if the relevant annual performance goal had been reached, prorated to the date his employment is terminated and granted as of the date his employment is terminated. Under Mr. Lennon’s employment agreement, he will also receive up to 175,000 additional shares of restricted stock upon the completion of continuous service with the Company as described in the Summary Compensation Table disclosure above.

Employment Contracts, Termination of Employment and Change of Control Agreements

     The Company entered into an employment agreement with Mr. Lennon dated effective July 16, 2004, whereby he serves as a Director and Chief Executive Officer of the Company. Mr. Lennon’s employment agreement provides an annual base salary of $250,000 plus a car allowance. Mr. Lennon also may receive a personal performance bonus in accordance with the Officer Incentive Plan in effect. Mr. Lennon was also provided a relocation budget of $100,000 to cover relocation expenses. If Mr. Lennon’s employment is terminated without cause, he will receive his annual base salary for a period of one year following the date of such termination.

     In addition Mr. Lennon will receive restricted stock awards for up to 350,000 shares of the Company stock pursuant to the terms of his employment agreement. Mr. Lennon will be issued restricted stock awards for 35,000 shares on each of January 1, 2006 and the next four anniversaries of that date. If Mr. Lennon’s employment is terminated by the Company without cause or by Mr. Lennon for good reason, or as a result of Mr. Lennon’s death or disability, Mr. Lennon will be issued a prorated portion of the relevant annual restricted stock award as of the date his employment is terminated. Mr. Lennon will be issued restricted stock awards for an additional 35,000 shares on each of January 1, 2006 and the next four anniversaries of that date based on the Company’s achievement of certain performance goals. If Mr. Lennon’s employment is terminated by the Company without cause or by Mr. Lennon for good reason, or as a result of Mr. Lennon’s death or disability, Mr. Lennon will be issued a prorated portion of the relevant annual performance award as if the relevant annual performance goal had been reached, prorated to the date his employment is terminated and granted as of the date his employment is terminated: These restricted stock awards will be issued outside of the Company’s equity incentive plans, including the Company’s 2004 Equity Incentive Plan (the 2004 Plan), but subject to the terms and conditions of the Plan. The restricted stock awards will be subject to a forfeiture restriction that will lapse on the first anniversary of their respective dates of issuance. In addition, the forfeiture restriction will lapse on an accelerated basis under certain circumstances in the event of a company transaction or change in control as provided in the Plan.

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

     We entered into an employment agreement with Mr. McGrath on October 25, 1999. The agreement provides for a base compensation plus quarterly and annual bonuses based on the Company and Mr. McGrath achieving certain performance targets set by the Chief Executive Officer. The total amount of these annual bonuses can total up to 30% of Mr. McGrath’s base compensation. If Mr. McGrath is terminated without cause (as defined in the agreement), he is entitled to three month’s base salary plus a pro rata portion of any incentive bonuses earned during the year of termination.

     Under the 2004 Plan, to maintain all of the participants’ rights in the event of a company transaction that is not a change in control or a related party transaction (as those terms are defined in the 2004 Plan), unless the compensation committee determines otherwise at the time of grant with respect to a particular award or elects to cash out awards:

•	all outstanding awards become fully and immediately exercisable, and any restrictions or forfeiture provisions lapse, immediately prior to the company transaction, unless such awards are converted, assumed, or replaced by the successor company; and

•	performance awards earned and outstanding become payable in full at target levels and deferrals or other restrictions not waived by the compensation committee shall remain in effect.

     In addition, under the 2004 Plan, to maintain all of the participants’ rights in the event of a change in control, unless the compensation committee determines otherwise with respect to a particular award:

•	any options and stock appreciation rights shall become fully exercisable and vested to the full extent of the original grant;

•	any restrictions and deferral limitations applicable to any restricted stock or stock units shall lapse;

•	all performance shares and performance units shall be considered to be earned and payable in full at target levels, and any deferral or other restriction shall lapse and such performance stock and performance units shall be immediately settled or distributed;

•	any restrictions and deferral limitations and other conditions applicable to any other awards shall lapse, and such other awards shall become free of all restrictions, limitations or conditions and become fully vested and transferable to the full extent of the original grant; and

•	the compensation committee can provide a cash-out right for awards in connection with a change in control.

     If certain corporate transactions occur (such as a merger, consolidation or acquisition by another corporation of all or substantially all of our assets), each outstanding option to purchase shares under the Employee Stock Purchase Plan will be assumed or an equivalent option substituted by a successor company or its parent. If the successor company refuses to assume or substitute for the option, the offering period during which a participant may purchase stock will be shortened to a specified date before the proposed transaction. In the event of a proposed liquidation or dissolution of the Company, the offering period during which a participant may purchase stock will be shortened to a specified date before the date of the proposed liquidation or dissolution.

Item 12 – Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 18, 2005, for (i) each person known to the Company to own beneficially more than 5% of the common stock, (ii) each of the Company’s directors and Named Executive Officers, and (iii) all of the Company’s executive officers and directors as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power. Except as otherwise noted, the address of the named shareholder is c/o Pyramid Breweries Inc., 91 South Royal Brougham Way, Seattle, Washington 98134.

	Shares of Common
	Stock Beneficially
	Owned
Name	Number (1)	Percent
Kurt Dammeier (2)	1,527,675	17.4%
George Hancock (3)	1,112,178	12.7
Gary McGrath (4)	159,354	1.8
Mark House (5)	114,739	1.3
John Lennon	0	*
Scott Svenson (6)	73,542	*
Patrick Coll (7)	79,000	*
Scott Barnum (8)	45,322	*
James Hilger (9)	52,000	*
All executive officers and directors as a group (9 persons) (10)	3,163,310	36.0%

*	Less than 1%

(1)	Includes shares of common stock subject to stock options or other convertible securities that are currently exercisable for or convertible into shares of our common stock, or that will be exercisable for or convertible into shares of our common stock within 60 days after March 18, 2005. These securities are deemed to be outstanding and beneficially owned by the person holding such stock options or other convertible securities for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 15,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(3)	Includes 20,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(4)	Includes 158,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(5)	Includes 115,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(6)	Includes 15,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(7)	Includes 79,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(8)	Includes 20,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(9)	Includes 50,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(10)	Includes 463,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

Equity Compensation Plan Information

     The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2004.

	Number of securities		Number of
	to be issued upon	Weighted average	securities remaining available for
	exercise of	exercise price of	future issuance under equity
Plan Category	outstanding options	outstanding options	compensation plans
Equity compensation plans approved by security holders	1,035,000	$3.21	1,822,248	(1)(2)
Equity compensation plans not approved by security holders	0	N/A	0

Total	1,035,000	$3.21	1,822,248

(1)	Of these shares, 497,530 are available for purchase under the 2003 Employee Stock Purchase Plan, 110,018 are available under the Amended and Restated Non-Employee Director Stock Option Plan, 135,000 are available under the Directors Compensation Plan and 1,079,700 are available under the 2004 Equity Incentive Plan as of December 31, 2004. Shares available under the Directors Compensation Plan are payable in shares of the Company’s stock. Shares available for issuance under the 2004 Equity Incentive Plan may be issued as stock options, stock awards, restricted stock units, rights to purchase stock, warrants, stock appreciation rights or performance shares.

(2)	Pursuant to the Amended and Restated Non-Employee Director Stock Option Plan, each non-employee director receives an automatic grant of a stock option to purchase 5,000 shares of Common Stock automatically on the date of each annual shareholder’s meeting.

Item 13 – Certain Relationships and Related Transactions

     During 2001, the Company granted Mr. Martin Kelly, our former Chief Executive Officer, 150,000 stock options at an exercise price of $2.125 pursuant to a stock purchase and restriction agreement. On the date of the grant, the closing price of the Company’s common stock on the Nasdaq Stock Market was $2.62. Mr. Kelly agreed to immediately exercise those options and all other options held by him. Concurrently, the Company agreed to accept a $787,000 full recourse note from Mr. Kelly in payment of the exercise price for the 387,400 options to purchase shares of the Company’s common stock. In addition, the Company paid withholding taxes of $115,000 due on the exercise of the options and received from Mr. Kelly an additional full recourse note for the amount of the withholding taxes. On February 26, 2004 the Company announced that Mr. Kelly was stepping down as Chief Executive Officer. Mr. Kelly’s last official day was March 10th, 2004. Per the full recourse note agreement dated June 2001 with Mr. Kelly, upon termination he had the right to require the Company to buy-back the 387,400 shares collateralizing the promissory notes and pay any balances owed under the notes, with any net cash balance made payable to Mr. Kelly. On April 9, 2004, Mr. Kelly exercised his right and the Company repurchased the 387,400 shares at a five day average market price of $3.18 per share. The total sales value of $1,233,000 was applied to the notes payable in the amount of $843,000, to interest balances in the amount of $25,000 and the balance of $365,000 was paid to Mr. Kelly.

     The information provided in Item 11 under the headings “Director Compensation” and “Employment Contracts, Termination of Employment and Change of Control Agreements” is hereby incorporated by reference into this Item 13.

Item 14 – Principal Accountant Fees and Services

     The aggregate fees billed by Moss Adams LLP and KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003 are as follows:

	Moss Adams LLP		KPMG LLP (1)
	2004	2003	2004	2003
Audit Fees (2)	$0	$0	$53,000	$83,000
Audit-Related Fees	0	0	0	0
Tax Fees (3)	0	0	21,000	87,000
All Other Fees (4)	19,000	0	14,000	7,000

Total Fees	$19,000	$0	$88,000	$177,000

(1)	Effective December 14, 2004, we dismissed KPMG LLP as our independent accountant and engaged Moss Adams LLP to serve as our independent accountants for the fiscal year ended December 31, 2004.

(2)	Audit services billed in 2004 and 2003 consisted of the audit of our annual financial statements, review of quarterly financial statements, consents and other services related to filings with the SEC.

(3)	Tax services billed in 2004 and 2003 consisted of the following:

(a)	Fees for tax compliance services totaled $21,000 in 2004 and $25,000 in 2003. Tax compliance services are services rendered, based upon facts already in existence or transactions already occurred, to document and compute amounts to be included in tax filings. Such services consisted of federal and state income tax return assistance.

(b)	Fees for tax planning and advice services totaled $0 in 2004 and $5,000 in 2003. Tax planning and advice are services rendered with respect to proposed transactions, earnings and profit calculations for dividend classification or that structure a transaction to obtain a particular tax result.

(c)	Fees for a review of Washington State sales and use tax payments made by the Company dating back five years (1998 – 2002) for the purpose of identifying possible overpayments and opportunities for refund, and included a review of the Washington state law regarding the machinery and equipment exemption and the resale exemption as it applies to Pyramid Breweries Inc. Findings-based fees for the application and receipt of a refund related to the state tax exemptions totaled $57,000 in 2003.
(4)	All other fees billed by KPMG in 2004 and 2003 consisted of fees associate with due diligence related to the acquisition of the Portland Brewing Company assets. All other fees paid to Moss Adams in 2004 consisted of liabilities the Company assumed from Portland Brewing Company as part of the asset acquisition.

Audit Committee Pre-Approval Policy

     The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent accountants. The policy is designed to ensure that the provision of these services does not impair the accountants’ independence. Under the policy, any services provided by the independent accountants, including audit, audit-related, tax and other services, must be specifically pre-approved by the Audit Committee.

     The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent accountants to management.

     For 2004, all audit and non-audit services provided by our independent accountants were pre-approved.

PART IV

Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     Documents filed as part of this report are as follows:

1.	Financial Statements: See listing of Financial Statements included as in Item 8 of Part II of the 10-K/A filed April 11. 2005.

2.	Financial Statement Schedules: None.

     Exhibits: The required exhibits are included at the end of the Annual Report on Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2005

Pyramid Breweries Inc. (Registrant)
By:	/s/ JAMES K. HILGER
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

EXHIBIT
NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of Registrant (9)
3.2	Form of Amended and Restated Bylaws of Registrant (9)
3.3	Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999 (2)
4.1(1)	Form of Common Stock Certificate (1)
4.4*	Directors Compensation Plan (5)
10.1	Lease between Harold W. Hill and the Registrant dated April 13, 1994 (1)
10.2	Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994 (1)
10.3	Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995 (1)
10.4	Distribution Agreement between the Registrant and Western Washington Beverage dated August 24, 1995 (1)
10.5*	Registrant’s Non-Employee Director Stock Option Plan (1)
10.6*	Form of Non-Qualified Stock Option Agreement (1)
10.7*	Employment Agreement between the Registrant and Gary McGrath (3)
10.8	Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company, Inc., and the Registrant dated October 26, 2001 (4)
10.9	Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996 (4)
10.10	Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995 (4)
10.11	Commercial Lease between County Supervisors Association of California and Pyramid Breweries, Inc. dated April 15, 2002 (6)
10.12*	Registrant’s 2003 Employee Stock Purchase Plan (6)
10.13*	Registrant’s Non-Employee Director Stock Compensation Plan. (6)
10.14	Asset Purchase Agreement between Pyramid Breweries Inc., Portland Brewing Company and PBC Acquisition, LLC dated January 26, 2004 (7)
10.15*	Employment Agreement between Registrant and John Lennon +
10.16	Registrant’s 2004 Equity Incentive Plan (8)
10.17	Promissory Note from Pyramid Gilman Street Property, LLC to Morgan Stanley Capital Inc. +
10.18	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc +
10.19	Reserve and Security Agreement between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc. +
10.20	Guaranty of Recourse Obligations of Borrower from Pyramid Breweries, Inc. to Morgan Stanley Mortgage Capital Inc. +
10.21*	Amended and Restated Employment Agreement between Registrant and Martin Kelly dated June 19, 2001 (10)
10.22	Commercial Lease between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust and Pyramid Breweries California, Inc. dated November 1, 1995 (1)
10.23	Assignment, Assumption and Consent Agreement between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid Breweries California, Inc. and Pyramid Breweries Inc. dated November 17, 1995 (1)
10.24*	2005 Officer Incentive Compensation Plan Policy +
10.25*	Amendment No. 1 to Employment Agreement between Registrant and John Lennon +
23.1	Consent of Moss Adams LLP +
23.2	Consent of KPMG LLP +

EXHIBIT
NO.	DESCRIPTION
31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: John J. Lennon, President and Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer
31.3	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: John Lennon, President and Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

*	Indicates management contract or compensatory plan or arrangement

+	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended April 11, 2005.

(1)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).

(2)	Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference to the Registrant’s Form S-8 dated June 26, 2002

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to the Current Report on Form 8-K January 28, 2004.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated July 22, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, as amended December 10, 2004.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.