Form 10-Q
period 2005-03-31
PYRAMID BREWERIES INC
filed 2005-05-16
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2005

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

     Common stock, par value of $.01 per share: 8,782,840 shares of Common Stock outstanding as of April 30, 2005

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I

Item 1 — FINANCIAL STATEMENTS

PYRAMID BREWERIES INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net of $20 allowance	2,541	2,191
Inventories	2,136	2,129
Prepaid expenses and other	391	324

Total current assets	5,068	4,644

Fixed assets, net	28,473	28,859
Goodwill	415	415
Intangibles	198	209
Other assets	778	189

Total assets	$34,932	$34,316

CURRENT LIABILITIES:
Accounts payable	$3,622	$2,776
Accrued expenses	1,999	2,682
Refundable deposits	584	582
Line of credit	1,525	400
Current portion of long-term financing	95	83
Note payable – current	20	20
Deferred rent – current	75	75
Dividends payable	—	193

Total current liabilities	7,920	6,811
Long-term financing, net of current	7,745	7,117
Deferred rent, net of current	598	615

Total liabilities	16,263	14,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,782,000 and 8,776,000 shares issued and outstanding	88	88
Additional paid-in capital	37,225	37,214
Deferred stock-based compensation	(368)	(384)
Accumulated deficit	(18,276)	(17,145)

Total stockholders’ equity	18,669	19,773

Total liabilities and stockholders’ equity	$34,932	$34,316

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	(in thousands, except shares)
	2005	2004
Gross sales	$10,457	$8,290
Less excise taxes	557	409

Net sales	9,900	7,881
Cost of sales	8,396	6,494

Gross margin	1,504	1,387
Selling, general and administrative expenses	2,569	2,396

Operating loss	(1,065)	(1,009)
Other (expense) income, net	(64)	14

Loss before income taxes	(1,129)	(995)
Provision for income taxes	(2)	(1)

Net loss	$(1,131)	$(996)

Basic and diluted net loss per share	$(0.13)	$(0.12)
Weighted average shares outstanding	8,782,000	8,599,000
Cash dividend declared per share	$—	$0.044

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	(in thousands)
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,131)	$(996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	673	663
Stock-based compensation expense	16	(10)
Interest expense	—	1
Loss on sales of fixed assets	—	10
Deferred rent	(17)	(50)
Changes in operating assets and liabilities:
Accounts receivable	(350)	(289)
Inventories	(6)	(117)
Prepaid expenses and other	39	42
Accounts payable and accrued expenses	182	767
Refundable deposits	(50)	(23)

Net cash provided by (used in) operating activities	(644)	(2)
INVESTING ACTIVITIES:
Proceeds from sale of assets	33	—
Acquisitions of fixed assets	(321)	(192)

Net cash used in investing activities	(288)	(192)
FINANCING ACTIVITIES:
Proceeds from the sale of common stock and option exercises	11	141
Principal payments on debt	(11)	2
Net borrowings on line of credit	1,125	—
Cash dividends paid	(193)	(379)

Net cash provided by (used in) financing activities	932	(236)

Decrease in cash and cash equivalents	—	(430)
Cash and cash equivalents at beginning of period	—	1,558

Cash and cash equivalents at end of period	$—	$1,128

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation:

     Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in restaurant operations. The Company operates breweries in Seattle, Washington, Portland, Oregon and in Berkeley, Walnut Creek and Sacramento, California. The Company sells its beer through a network of selected independent distributors and alehouse locations primarily in Washington, Oregon and California. The Company’s core brands include Pyramid, MacTarnahans and Thomas Kemper Soda, its other smaller product lines are reported under the Allied Brand designation and include Thomas Kemper Beer, Saxer, and Nor’Wester. The Company also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of March 31, 2005, the Company’s products were distributed in approximately 35 states and Canada. As of March 31, 2005, the Company also operated five restaurants adjacent to its breweries under the Pyramid Alehouse and MacTarnahans Taproom brand names.

     The Company established an entity, PBC Acquisition LLC, for the express purpose of acquiring certain assets from Portland Brewing Company. The Company also established Gilman Street Property LLC as a single purpose entity to act as the legal owner of the Berkeley Alehouse and Brewery property located at 901 Gilman Street, Berkeley, California. The assets of these entities are consolidated into the Company’s unaudited condensed consolidated financial statements for financial reporting purposes.

     Effective July 23, 2004, the Company completed its purchase of the Berkeley Brewery and Alehouse facility located at 901 Gilman Street, Berkeley, California 94710. Previously the Company had leased this facility. The Company’s lease obligations terminated with its purchase of the facility.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, included in the Annual Report on Form 10-K.

Stock Based Compensation

     At March 31, 2005, the Company has stock-based compensation plans which are described more fully in Note 18 of the Consolidated Audited Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans) except that the Company is committed to granting 175,000 shares of restricted stock, and an additional 175,000 shares if certain performance criteria are met, to its CEO over a six year period as per the terms of his employment agreement. The Company has recorded $16,000 in stock based compensation on the fair value at the date of grant for options awarded under the Plans, the pro forma amounts of the Company’s net loss and net loss per share for the quarters ended March 31, 2005 and 2004, would have been as follows:

	Three Months Ended March 31,
	(in thousands)
	2005	2004
Net income (loss) as reported	$(1,131)	$(996)
Add: Stock-based compensation cost as reported	16	(10)
Less: Stock-based compensation cost determined under the fair value based method	(34)	(37)

Net income (loss) pro forma	$(1,149)	$(1,043)

Basic and diluted net loss per share as reported	$(0.13)	$(0.12)
Basic and diluted net loss per share pro forma	$(0.13)	$(0.12)

     The fair value of options granted in the first quarter of 2005 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.9%; expected option lives of five years and expected volatility of 51%. There were no options granted in the first quarter of 2004.

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

2. Liquidity

     During the three month period ended March 31, 2005, the Company’s working capital decreased $685,000 to a negative $2,852,000. This decrease in working capital is the result of normal seasonality in its operating divisions, as the first quarter of the year is historically the slowest for the Company, as well as a result of the acquisition of the Portland Brewing Company assets and the addition of a third underutilized brewing facility. The Company’s operating activities used $644,000 in cash during the quarter. This cash utilization was the result of the reported net operating loss and also net cash used in investing activities of $288,000. The Company’s investment activities were primarily directed toward replacing and/or overhauling production equipment in the Portland Brewery. The cash used in operating and investing activities were principally funded by $1,125,000 in additional borrowings on the Company’s line of credit. As of March 31, 2005 the Company’s line of credit balance was $1,525,000 out of a maximum availability of $2,000,000.

     Management has announced several initiatives designed to improve operating results, increase working capital, and enhance production efficiencies in the Company’s operations. These initiatives include 1) consolidating the majority of the Company’s Seattle brewery production into the recently acquired Portland brewery in order to meet rising demand for its Pyramid branded products and to reduce production costs; 2) reductions in non-critical and redundant overhead costs throughout the Company; 3) elimination of unprofitable and low volume products to help streamline production; and 4) seeking major contract brewing arrangements with third parties for the purpose of increasing the utilization of the Company’s breweries.

     As of March 31, 2005 the Company had no cash and a working capital deficit of $2,852,000. However, because the Beverage Segment of the Company operates with short accounts receivable terms and the Alehouse Segment operates as a cash business, the Company typically tends to collect within 30 days of a sale or immediately upon sale. Therefore, the Company generally does not require a significant cash on hand balance to meet operating needs and Management believes that the Company has adequate financing to conduct its operations.

     The first quarter of the calendar year does tend to be the slowest season for the Company, followed by a strong season during the second and third quarter. As a result of seasonality, cash during the first quarter is needed to build inventory levels in preparation for second quarter sales activities. Company expects that the initiatives to improve operating results, the cash provided by operating activities and the funds available through the Company’s line of credit will provide adequate cash to meet the Company operating needs. The Company expects to implement these initiatives throughout 2005 with the majority of the changes being completed by mid-year. The impact of these changes are expected to improve the Company’s performance and to improve the Company’s cash position in the second half of the 2005. However, it is possible that some or all of the Company’s cash requirements may not be met by these activities which may require the Company to seek additional capital from other sources, which may or may not be available to the Company.

3. Inventories:

	March 31,	December 31,
	(in thousands)
	2005	2004
Raw materials	$868	$905
Work in process	255	191
Finished goods	1,013	1,033

	$2,136	$2,129

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Inventory levels experience fluctuations in carrying levels and values based largely on seasonality.

4. Fixed Assets:

	March 31,	December 31,
	2005	2004
Land	$6,181	$6,181
Buildings	11,895	11,895
Brewery and retail equipment	19,403	19,328
Furniture and fixtures	1,102	1,106
Leasehold improvements	6,033	5,899
Construction in progress	271	208

	44,885	44,617

Less: accumulated depreciation and amortization	(16,412)	(15,758)

	$28,473	$28,859

5. Accrued Expenses

     Accrued expenses consist of the following:

	March 31,	December 31,
	(in thousands)
	2005	2004
Salaries, wages and related accruals	$678	$978
Barrel taxes	280	157
Other accruals	1,041	1,547

	$1,999	$2,682

6. Other (Expense) Income, net

     Other (Expense) Income, net consists of interest income and parking fee income, and other non-operating income and expenses as follows:

	Three Months Ended March 31,
	(in thousands)

	2005	2004
Interest income	$—	$6
Sublease income	54	—
Interest expense	(133)	(1)
Parking income	21	6
(Loss) Gain on sale of assets	—	(10)
Amortization - Loan fee	(6)	—
Other income (expense)	—	13

Other income, net	$(64)	$14

7. Loss per Share

     Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the quarter. The effect of stock options has not been included in the calculation of diluted net loss per share as the effect is antidilutive. Options to purchase approximately 1,061,000, and 628,000 shares of common stock were outstanding as of March 31, 2005 and 2004, respectively, but were not included in the computation of EPS because their effects are antidilutive.

	Three Months Ended March 31,
	(in thousands, except shares)
	2005	2004
Net loss	$(1,131)	$(996)

Shares:
Weighted average shares outstanding	8,782,000	8,649,000
Shares subject to repurchase	—	(50)

Weighted average shares outstanding	8,782,000	8,648,950

Basic and diluted earnings per share	$(0.13)	$(0.12)

8. Line of Credit

     The Company has a $2 million line of credit agreement with its bank. In February 2005, the Company modified its line of credit with its bank from 75% of accounts receivable to 80%, temporarily increasing the availability of funds during the first half of the year ending June 30, 2005. Under the revised terms of this agreement, the interest rate charged on the amounts outstanding has increased to prime plus 2% and a fee of 1/2 percent has been charged by the Bank. The Company has also agreed to adhere to certain financial performance covenants and future dividends payments are subject to the Bank’s prior approval. The Company was in compliance with these covenants as of March 31, 2005. The line of credit revolves through December 31, 2005. The line of credit expires December 31, 2005.

9. Debt

     On January 27th, 2005, the Company announced that it has entered into a long-term $7,850,000 securitized financing arrangement with Morgan Stanley Mortgage Capital Inc., for the purpose of refinancing the Company’s existing $7,200,000 short term note with Sugar

Mountain Capital, LLC. The Company was required, as a term of the financing, to establish a wholly owned subsidiary as a single purpose entity, named Pyramid Gilman Street Property, LLC (the “Subsidiary”), to act as the legal owner of the property. The Subsidiary subsequently entered into a long-term promissory note, dated January 27, 2005, which has been secured by a deed of trust against the Company’s Berkeley, California Brewery and Alehouse facility. The terms of the long-term financing, include monthly payments of principal and interest for a period of ten years, interest charged at an annual rate of 5.77%, and a loan amortization period of thirty years. The promissory note is assumable and it generally does not allow for prepayments of principal other than through the regularly scheduled monthly payments. The loan is guaranteed by the Company and the financial statements of the Subsidiary are consolidated into the Company’s financial reports and filings. Other important terms of the financing include the requirement to place $500,000 of the proceeds of the loan in an interest bearing restricted reserve account and to deposit an additional $10,000 per month into an additional restricted reserve account until the balance of the second reserve account is at least $750,000. Additionally, the Company and its Subsidiary are required to create and fund a replacement reserve account for the purpose of funding capital repairs and replacements to the subject property. The replacement reserve account is funded by monthly payments of $1,729 until the total amount of the replacement reserve is at least $62,500. The restricted reserve replacement reserve account balances are recorded as long-term other assets on the balance sheet.

At March 31, 2005, future minimum payments are as follows:

2005	$72,000
2006	99,000
2007	105,000
2008	110,000
2009	118,000
Thereafter	7,335,000

$7,839,000

10. Commitments and Contingencies:

     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial statements.

11. Cash Dividend

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

12. Segment Information:

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

Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total
	(in thousands)
Quarter ended March 31, 2005
Gross revenues from external customers	$7,103	$3,354	$—	$10,457
Net revenues from external customers	6,546	3,354	—	9,900
Intersegment revenues	131	—	(131)	—
Interest income	—	—	—	—
Depreciation and amortization	414	212	47	673
Operating (loss) income	246	(60)	(1,317)	(1,131)
Capital expenditures	142	94	30	266
Total assets	19,906	7,026	8,000	34,932

Quarter ended March 31, 2004
Gross revenues from external customers	$5,261	$3,029	$—	$8,290
Net revenues from external customers	4,852	3,029	—	7,881
Intersegment revenues	94	—	(94)	—
Interest income	—	—	6	6
Depreciation and amortization	400	218	45	663
Operating (loss) income	348	(11)	(1,346)	(1,009)
Capital expenditures	83	62	47	192
Total assets	17,619	6,592	3,026	27,237

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

SELECTED UNAUDITED OPERATING DATA

	Three Months Ended March 31,
	(in thousands, except barrel & shares)
		% of		% of
	2005	Net Sales	2004	Net Sales
Gross sales	$10,457		$8,290
Less excise taxes	557		409

Net sales	9,900	100.0	7,881	100.0
Cost of sales	8,396	84.8	6,494	82.4

Gross margin	1,504	15.2	1,387	17.6
Selling, general and administrative expenses	2,569	25.9	2,396	30.4

Operating loss	(1,065)	(10.8)	(1,009)	(12.8)
Other (expense) income, net	(64)	(0.6)	14	0.2

Loss before income taxes	(1,129)	(11.4)	(995)	(12.6)
Benefit for income taxes	(2)	(0.0)	(1)	(0.0)

Net loss	$(1,131)	(11.4)	$(996)	(12.6)

Basic and diluted net loss per share	$(0.13)		$(0.12)

Weighted average shares outstanding	8,782,000		8,599,000

Operating data (in barrels):
Beer barrels shipped	37,000		26,500
Soda barrels shipped	9,700		8,100

Total barrels shipped	46,700		34,600

Annual production capacity	334,000		204,000

QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004

     Gross Sales. Gross sales increased 26.1%, to $10,457,000, in the first quarter ended March 31, 2005 from $8,290,000 in the same quarter of 2004. Wholesale beverage sales increased 35.0%, to $7,103,000, in the first quarter ended March 31, 2005 from $5,261,000 in the same quarter of 2004. Total beverage barrel shipments increased 34.8% compared to prior year. Pyramid beer brand shipments increased 4.3% to 27,000 barrels. Total beer shipments, including Allied beer and MacTarnahan’s, increased by 39.6% to 37,000 barrels. Gross Beverage segment sales per barrel increased slightly to $152.10 in the first quarter ended March 31, 2005 from $152.05 in the same quarter of 2004. The increase in the per barrel sales in the result of a shift in package mix between draft and bottled products from 50% bottled products in the first quarter of 2004 to 54% bottled in the first quarter of 2005. The shift in package mix is the result of the addition of the MacTarnahans family of brands and the growth of the Thomas Kemper Soda, both of which have a higher bottle to draft mix ratio. Shipments of Thomas Kemper Soda increased by 20.0%, to 9,700 barrels, from 8,100 barrels in the same quarter of the prior year. All five sales regions increased shipment volumes over the first quarter of 2004 with the Northwest and Southwest regions, the Company’s two largest, leading the way with 10.0% and 5.0% volume increases respectively. Alehouse sales increased 10.7%, to $3,354,000, in the first quarter ended March 31, 2005 from $3,029,000 in the same quarter of 2004 primarily due to the addition of the Portland Taproom, which was acquired on July 31, 2004 and contributed $460,000 in revenues for the quarter. On a same store basis, alehouse sales decreased $135,000 or 4.4% primarily due to decreased patronage at the Sacramento, California Alehouse.

     Excise Taxes. Excise taxes totaled 7.8% and 7.7% of gross beverage sales for the quarters ended March 31, 2005 and 2004, respectively. The increase in excise taxes as a percentage of gross sales was due mainly to an increase in beer sales volumes. Per beer barrel shipped excise taxes decreased slightly to $15.80 per beer barrel from $16.21 per barrel. This decrease is the result of a greater portion of the beverage sales to less taxed states and states where distributors pay the excise tax in the first quarter of 2005 compared to the first quarter of 2006. The Company calculates a weighted average cost per barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year.

     Gross Margin. Gross margin increased 8.4%, or $117,000, to $1.5 million, driven primarily by the 34.8% increase in Beverage segment sales. Beverage segment cost of goods sold as a percentage of sales increased from 73.3% in the first quarter of 2004 to 76.1% in the first quarter of 2005, while beverage segment gross margin dollars increased $268,000 to $1,564,000. Beverage segment gross margin percentages decreased to 23.9% from 26.7% for the first quarter ended March 31, 2005. The decrease in beverage margins as a percentage of sales is the result of consolidating production operations from Seattle into the recently acquired Portland brewery, increasing freight costs which added $170,000 in cost, a 27.2% increase compared to the same quarter in 2004 and an increase in lower margin contract brewing production for third parties. Alehouse margin decreased to a loss of $60,000 compared to an $11,000 loss in 2004. The increase in the alehouse segment loss is the result of a focus on alehouse repairs and maintenance during the quarter ended March 31, 2005 in preparation for the higher volume spring and summer seasons as well as additional promotional activities. Alehouse repair and maintenance costs and promotional activities increased $30,000 and $36,000, respectively, over the same period in 2004.

	First Quarter Ended March 31,
		% of Div.		% of Div.
Gross Margin	2005	Net Sales	2004	Net Sales	$ Change	% Change

Beverage Operations	$1,564,000	23.9%	$1,296,000	26.7%	$268,000	20.7%
Alehouse Operations	(60,000)	0.9%	91,000	3.0%	(151,000)	-165.9%

Total Operations	$1,504,000	15.2%	$1,387,000	17.6%	$117,000	8.4%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter increased $173,000 over the same period in 2004. The additional expense was attributed to a $535,000 increase in selling and marketing expenses, related to additional marketing of the MacTarnahan family of brands acquired in July 2004, as well as increased selling efforts related to the acquired brands and growing the Pyramid brand family. Selling expenses for the quarter ended March 31, 2005 totaled $1,319,000, 20.2% of net beverage segment sales, compared to $948,000 and 19.5% of net beverage segment sales in the first quarter of 2004. General and administrative expenses for the first quarter of 2004 included $260,000 related to the change of the Company’s CEO in the first quarter of 2004. The Company incurred no similar costs during the first quarter of 2005.

     Other Income (Expense), net. Other income (expense), net decreased to an expense of $64,000 in the first quarter of 2005 from a $14,000 income in the first quarter of 2004. The primary change is interest expense associated with the Berkeley facility mortgage. For the first quarter of 2005 interest expense increased to $133,000 compared to $1,000 in the first quarter of 2004 partially offset by sublease income of $54,000 recorded for the Berkeley facility during the first quarter of 2005.

     Income Taxes. The Company recorded approximately $2,000 of income tax expense in the first quarter of 2005 related to certain state tax expense. For the most part, however, the Company recorded no income tax for the quarters ended March 31, 2005 and 2004. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the realizability of the deferred tax assets each quarter by assessing the need for and amount of a valuation allowance.

     Net Loss. The Company reported a net loss of $1,130,000 for the first quarter ended March 31, 2005 compared to a net loss of $996,000 in the same quarter of 2004. The increase in net loss is the result of increases in selling, general and administrative expenses as well as other expenses as described above partially offset by improvements in gross margin.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a zero balance of cash, cash equivalents and short-term investments at March 31, 2005 and at December 31, 2004. At March 31, 2005 the Company’s working capital was a negative $2,852,000 compared to a negative $2,167,000 at December 31, 2004. Net cash used in operating activities for the quarter ended March 31, 2005 increased to $644,000 from $2,000 for quarter ended March 31, 2004. The increase in cash used in operating activities was primarily due to the $1,131,000 in net loss for the quarter offset by an increase in accounts payable in the quarter when compared to the first quarter of 2004. The elimination of the quarterly dividend also resulted in a $193,000 decrease in accrued dividends payable as of the quarter-end.

     Net cash used in investing activities for the quarter ended March 31, 2005 was $288,000 compared to net cash used in investing activities of $192,000 for the same period of the prior year. The cash used in investing activities in 2005 included approximately $85,000 used to replace and/or overhaul production equipment in the Portland Brewery and approximately $94,000 in various Alehouse projects.

     At March 31, 2005, the Company’s commitments to make future payments under contractual obligations were as follows:

		Less Than 1			More Than
	Total	Year (2005)	1 -3 years	3 - 5 years	5 years

Operating leases	$8,718,000	$888,000	$2,140,000	$2,220,000	$3,470,000
Note payable (1)	20,000	20,000	—	—	—
Note payable (2)	7,840,000	73,000	204,000	228,000	7,335,000

(1)	-	The amounts are payments as stated in the non-interest bearing note. The note payable was recorded using a 10% discount rate on the balance sheet.

(2)	-	The amounts are principal only payments as stated in the securitized financing arrangement for the Berkeley facility purchase.

     On February 9, 2005, the Company announced that its Board of Directors had determined to cease paying dividends in order to reinvest the Company’s positive cash flow back into the business. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant.

     On December 15, 1999, the Company also announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of March 31, 2005, the Company has purchased and retired a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. The Company has not repurchased any shares since November 2001.

     During the quarter ended March 31, 2005, the Company’s working capital decreased $685,000 to a negative $2,852,000. This decrease in working capital is the result of normal seasonality in its operating divisions, as the first quarter of the year is historically the slowest for the Company, as well as a result of the acquisition of the Portland Brewing Company assets and the addition of a third underutilized brewing facility. The Company’s operating activities used $644,000 in cash during the quarter. This cash utilization was the result of the reported net operating loss and also net cash used in investing activities of $288,000. The Company’s investment activities were primarily directed toward replacing and/or overhauling production equipment in the Portland Brewery. The cash used in operating and investing activities were principally funded by $1,125,000 in additional borrowings on the Company’s line of credit. As of March 31, 2005 the Company’s line of credit balance was $1,525,000 out of a maximum availability of $2,000,000.

     Management has announced several initiatives designed to improve operating results, increase working capital, and enhance production efficiencies in the Company’s operations. These initiatives include 1) consolidating the majority of the Company’s Seattle brewery production into the recently acquired Portland brewery in order to meet rising demand for its Pyramid branded products and to reduce production costs; 2) reductions in non-critical and redundant overhead costs throughout the Company; 3) elimination of unprofitable and low volume products to help streamline production; and 4) seeking major contract brewing arrangements with third parties for the purpose of increasing the utilization of the Company’s breweries. Management believes that these initiatives will have a meaningful and positive impact on the Company’s future performance. The Company expects to implement these initiatives throughout 2005 with the majority of the changes being completed by mid-year. The impact of these changes are expected to improve the Company’s performance and to improve the Company’s cash position in the second half of the 2005.

     As of March 31, 2005 the Company had no cash and a working capital deficit. However, because the Beverage Segment of the Company operates with short accounts receivable terms and the Alehouse Segment operates as a cash business, the Company typically tends to collect within 30 days of a sale or immediately upon sale. Therefore, the Company generally does not require a significant cash on hand balance to meet operating needs and management believes that the Company has adequate liquidity to conduct its operations.

     The first quarter of the calendar year does tend to be the slowest season for the Company, followed by a strong season during the second and third quarter. As a result of seasonality, cash during the first quarter is needed to build inventory levels in preparation for second quarter sales activities. The Company expects that the initiatives to improve operating results, the cash provided by operating activities and the funds available through the Company’s line of credit will provide adequate cash to meet the Company operating needs. However, it is possible that some or all of the Company’s cash requirements may not be met by these activities which may require the Company to seek additional capital from other sources, which may or may not be available to the Company.

     Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, the Company believes that its cash from operations and, to the extent required and available, bank borrowings, will be sufficient for the Company’s working capital needs.

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

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective at the beginning of the reporting period of the next fiscal year. The Company intends to implement the provisions of SFAS No. 123R in the first quarter 2006.

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

     Allowance for Keg Deposits. The Company purchases kegs from vendors and records these assets in property, plant and equipment. When the kegs are shipped to the distributors, a keg deposit is collected. The deposit amount is based on, among other things, the size of the keg and the destination point. This deposit is refunded to the distributors upon return of the kegs to the Company. The keg deposit liability is recorded as a current liability. On a periodic basis, typically annually, management is required to make certain estimates regarding the physical count of kegs in the marketplace, estimated loss of kegs, expectations regarding keg returns and assumptions that affect the reported amounts of keg deposit liabilities and keg assets in property, plant and equipment at the date of the financial statements. Actual keg deposit liability could differ from the estimates. For the first quarter ended March 31, 2005, the allowance for keg deposits liability was approximately $584,000.

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

     Liquidity. The Company has no cash, a negative working capital and a net cash used in operating and investing activities for the quarter ended March 31, 2005. In addition, the Company's line of credit expires on December 31, 2005 and therefore must be paid in full at that time. At March 31, 2005, the total borrowing on the line of credit was $1,525,000. Although the Company expects the initiatives underway to drive additional sales and eliminate redundant costs, there is no guarantee that the savings will be sufficient to meet the cash operating and investing needs as the company as well as pay off the line of credit.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company has not and does not currently have any intention to hold any derivative instruments or engage in hedging activities. Also, the Company does not have any outstanding variable rate debt, other than the bank line of credit which is tied to the prime rate, and the Company does not enter into significant transactions denominated in foreign currency. Therefore, the Company’s direct exposure to risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material.

     The Company does, at times, maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheets at fair value. At any time, a rise or decrease in interest rates could have a material impact on interest earnings of the investment portfolio. The Company currently does not hedge interest rate exposures.

ITEM 4. Controls and Procedures

Procedures

     Evaluation of disclosure controls and procedure

     The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls

     There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

10.17	Promissory Note from Pyramid Gilman Street Property, LLC to Morgan Stanley Capital Inc. (1)

10.18	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc. (1)

10.19	Reserve and Security Agreement between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc. (1)

10.20	Guaranty of Recourse Obligations of Borrower from Pyramid Breweries, Inc. to Morgan Stanley Mortgage Capital Inc. (1)

10.24	2005 Officer Incentive Compensation Plan Policy (1)*

10.25	Amendment No. 1 to Employment Agreement between Registrant and John Lennon (1)*

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 , as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: John J. Lennon, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 , as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer

31.3	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: John J. Lennon, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed March 31, 2005, as amended April 11, 2005 and May 4, 2005.

Items 1, 2, 3, 4 and 5 of PART II are not applicable and have been omitted

SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID BREWERIES INC.

By:	/s/ JOHN LENNON

John Lennon, President and Chief Executive Officer

By:	/s/ JAMES K. HILGER

James K. Hilger, Vice-President and Chief Financial Officer

By:	/s/ JASON W. REES

Jason W. Rees, Controller and Chief Accounting Officer

DATE: May 16, 2005