Form 10-K/A
period 2004-12-31
PYRAMID BREWERIES INC
filed 2005-06-10
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3
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

i

EXPLANATORY NOTE
      Pyramid Breweries Inc. (also referred to as the “Company,” “we” or “our”) is filing this Amendment No. 3 (the “Amendment No. 3”) to our Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 31, 2005, for the purpose of including certain information required by Item 11 and Item 12 of Part III of Form 10-K which was unintentionally omitted. We are also updating the signature page, the table of contents to the Company’s consolidated financial statements for the year ended December 31, 2004 included in Item 8 of Part II, the Exhibit Index referenced in Item 15 of Part IV, and Exhibits 23.1, 23.2, 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, and moving certain information previously disclosed in Item 13 of Part III to Item 11 of Part III.
      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Item 11 and Item 12 of Part III and Item 15 of Part IV, as amended, is set forth below. We have also reproduced, but not modified or updated, all other Items required by Form 10-K in this Amendment No. 3. This Amendment No. 3 speaks as of the original filing date of the Form 10-K and reflects only the changes to Item 8 of Part II, Items 11, 12 and 13 of Part III and Item 15 of Part IV discussed above. No other information included in the Form 10-K, including the information set forth in our financial statements and the footnotes thereto, has been modified or updated in any way.

ii

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

Item 8 —	Financial Statements and Supplementary Data

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

PYRAMID BREWERIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Gross sales	$42,176	$36,378	$35,523
Less excise taxes	2,092	1,753	1,711

Net sales	40,084	34,625	33,812
Cost of sales	32,293	27,640	25,360

Gross margin	7,791	6,985	8,452
Selling, general and administrative expenses	10,550	8,492	8,678

Operating loss	(2,759)	(1,507)	(226)
Other income, net	34	312	380

(Loss) income before income taxes	(2,725)	(1,195)	154
(Provision) benefit for income taxes	(4)	(3)	98

Net (loss) income	$(2,729)	$(1,198)	$252

Basic and diluted net (loss) income per share	$(0.32)	$(0.14)	$0.03

Weighted average basic shares outstanding	8,578,000	8,452,000	8,203,000

Weighted average diluted shares outstanding	8,578,000	8,452,000	8,243,000

Cash dividends declared per share	$0.088	$0.176	$0.176
See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Note
	Common Stock		Additional	Receivable-	Deferred		Total
			Paid-In	Related-	Stock-Based	Accumulated	Stockholders’
	Shares	Amount	Capital	Party	Compensation	Deficit	Equity

	(In thousands)
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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Account
      The following table represents the company valuation account not included in other specific schedules.

		Charged to	Purchased as
	December 31,	Costs and	Part of		December 31,
Description	2003	Expenses	Acquisition	Deductions	2004

Allowance for doubtful accounts	$20,000	0	12,000	0	$32,000

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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information with respect to the Plans follows:

	Share Subject	Option Price	Average
	to Option	Range	Exercise Price

Options outstanding at December 31, 2001	810,000	$1.56-12.25	$2.55
Granted	380,000	$2.19-2.48	$2.30
Forfeitures	(189,000)	$1.70-12.25	$2.29
Exercised	(169,000)	$1.70-2.00	$1.87

Options outstanding at December 31, 2002	832,000	$1.56-10.75	$2.63
Granted	165,000	$2.96-3.10	$2.99
Forfeitures	(148,000)	$2.33-10.75	$2.95
Exercised	(91,000)	$1.70-2.56	$2.24

Options outstanding at December 31, 2003	758,000	$1.56-10.75	$2.69
Granted	387,000	$0.00-2.26	$0.22
Forfeitures	(89,000)	$2.13-10.75	$2.85
Exercised	(21,000)	$1.82-2.56	$2.04
Options outstanding at December 31, 2004	1,035,000	$1.56-10.75	$1.67

      Information about options outstanding at December 31, 2004 follows:

	Weighted-
	Average		Weighted-
Options	Remaining	Options	Average
Outstanding	Contractual Life	Exercisable	Exercise Price

18,000	17 Months	18,000	$10.75
5,000	24 Months	5,000	$4.75
41,000	42 Months	41,000	$2.56
2,000	45 Months	2,000	$1.56
50,000	58 Months	50,000	$2.00
10,000	60 Months	10,000	$1.82
10,000	64 Months	10,000	$1.75
6,000	65 Months	6,000	$1.82
6,000	67 Months	6,000	$1.82
100,000	71 Months	100,000	$2.00
15,000	76 Months	15,000	$2.67
75,000	78 Months	75,000	$2.57
4,000	84 Months	4,000	$2.45
10,000	86 Months	9,000	$2.30
11,000	86 Months	10,000	$2.29
25,000	88 Months	25,000	$2.48
100,000	93 Months	79,000	$2.19
25,000	100 Months	25,000	$3.10
120,000	102 Months	50,000	$2.96
15,000	108 Months	5,000	$3.02
20,000	113 Months	20,000	$2.20
350,000	115 Months	—	$—
17,000	116 Months	—	$2.26

1,035,000		565,000	$3.21

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
George Hancock (60) — Chairman of the Board
      Mr. Hancock has been a director of the Company since 1989. Mr. Hancock served as our Chief Executive Officer from May 1992 until his retirement in December 1999, and as our Chairman of the Board from January 1997 to December 1999, as well as our interim Chief Executive Officer from February, 2004 to August, 2004 and Chairman of the Board since February 2004. Mr. Hancock previously served as our Chairman of the Board from July 1989 until July 1995. He was President of Penknife Computing, Inc., a computer software company, from 1988 to May 1992. Mr. Hancock was previously employed by the international accounting firm of Coopers & Lybrand, where he was primarily responsible for management consulting projects. Mr. Hancock was also the founder of two startup software companies in England and the United States. He was awarded a Masters in Business Administration by Cranfield Institute of Technology, England in 1981. He qualified as an accountant in England in 1967.
Scott S. Barnum (49) — Director
      Mr. Barnum has been a director since February 1999. Since July, 2002, Mr. Barnum has been Chief Executive Officer of Cocoa Pete’s Chocolate Adventures, a premium chocolate company founded by the creator of Pete’s Wicked Ale. In February, 2001, he co-founded Plan B, a consumer marketing consultancy and outsourced marketing department and was its Managing Partner from February, 2001 to July, 2002. From January, 1999 to February, 2000, Mr. Barnum was Vice President/ General Manager — International for eBay Inc, an online auction company. From June, 1997 to September, 1998, Mr. Barnum served as President and Chief Operating Officer of Pete’s Brewing Company, formerly the nation’s second largest brewer of craft beers. His beer background also includes four years with Miller Brewing Company (Miller), where he held several senior level marketing management appointments and where he ultimately launched and became General Manager of Miller’s specialty beer division. Prior to Miller, Mr. Barnum spent eight years in brand management with PepsiCo Inc., a food and beverage company, in its soft drink and snack divisions, both domestically and internationally. Mr. Barnum earned an MBA from Columbia University and a Bachelor’s of Business Administration Degree from Pacific Lutheran University.
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
Scott Svenson (39) — Director
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
John Lennon (50) — President and Chief Executive Officer, Director
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
Jim Hilger (43) — Vice President — Finance, Chief Financial Officer and Secretary
      Mr. Hilger has been our Vice President — Finance, Chief Financial Officer and Secretary since September 2003. From May, 2000 to July 2003, Mr. Hilger was Chief Executive Officer of WorldCatch, Inc., a Seattle, Washington based seafood importing company which developed e-commerce solutions for the seafood industry. As Chief Executive Officer of WorldCatch, Inc., Mr. Hilger had primary responsibility for all financial and operational aspects of the company, which serviced large retailers, food service distributors and seafood processing companies. Mr. Hilger also held Chief Financial Officer positions with WorldCatch, American Gem Seafoods, The Albert Fisher Group, and Profish International. Mr. Hilger earned an MBA from Pacific Lutheran University and a Bachelor’s Degree from Gonzaga University. He is a registered CPA in the state of Washington.
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
Patrick Coll (42) — Vice President — Alehouse Operations
      Mr. Coll has been Vice President — Alehouse Operations since September 2002. Mr. Coll is responsible for directing the operational performance of the five existing alehouses as well as successfully opening and directing additional sites as they are developed. Mr. Coll has over 15 years of experience in the restaurant industry ranging from Chef to Opening Project Manager. Most recently, he held the position of Managing Partner with Essential Food Group from 2001 to 2002, a restaurant consulting company and Director of Food Service Operations for the Old Navy Division of Gap Inc, from 1998 to 2001. Prior to Gap Inc., Mr. Coll was with the Real Restaurant Group in Sausalito, California, responsible for the successful development and opening of restaurant concepts.
Mark House (46) — Vice President — Brewery Operations
      Mr. House has been Vice President — Brewery Operations since July 2001. Mr. House is responsible for directing the performance of the five existing breweries as well as purchasing, transportation, product development, forecasting, and facility issues. Mr. House had been Director of Corporate Operations since 1999, responsible for quality assurance, product development, forecasting and distribution. He joined the Company in 1996 as Manager of Distribution/ Production. Prior to joining the Company, Mr. House had 14 years of brewing industry experience with the G. Heileman Brewing Co. (Heileman). As Distribution Manager for Heileman, House was responsible for warehousing/distribution, production planning, and customer service for both the Rainier Brewery in Seattle, Washington and Henry Weinhards Brewery in Portland, Oregon. Mr. House earned a Bachelor’s Degree from Washington State University.
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

Item 11 —	Executive Compensation
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

Summary of Cash and Certain Other Executive Compensation
      Compensation Summary. The following table summarizes the annual compensation for services rendered during 2004, 2003, and 2002 for the Company’s Chief Executive Officer and its other executive officers whose salary and bonus exceeded $100,000 in 2004, as well as Martin Kelly, our former President and Chief Executive Officer and George Hancock, who served temporarily as our interim Chief Executive Officer. (“Named Executive Officers”).
SUMMARY COMPENSATION TABLE

							Long-Term Compensation
		Annual Compensation
							Restricted		Securities
					Other Annual		Stock		Underlying	All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)	Compensation ($)		Award(s) ($)		Options (#)	Compensation

John Lennon(1)	2004	93,000		0	32,000	(2)	$420,000	(3)	0	2,000	(4)
President & Chief Executive Officer
Jim Hilger(5)	2004	145,000		0	0		0		0	6,000	(6)
Vice President, Chief	2003	38,000		0	0		0		120,000	0
Financial Officer and
Secretary
Patrick Coll(7)	2004	125,000		0	0		0		0	5,000	(8)
Vice President, Alehouse	2003	127,000		0	0		0		0	0
Operations	2002	31,000		7,000	0		0		100,000	0
Mark House	2004	120,000		0	0		0		0	5,000	(9)
Vice President, Brewery	2003	116,000		0	0		0		0	0
Operations	2002	119,000		31,000	0		0		0	1,000
Gary McGrath	2004	149,000		0	0		0		0	10,000	(10)
Vice President, Sales	2003	150,000		0	0		0		0	4,000
	2002	156,000		35,000	0		0		5,000	3,000
Martin Kelly(11)	2004	53,000		0	0		0		0	196,000	(12)
Former President &	2003	227,000		0	0		0		0	4,000
Chief Executive Officer	2002	234,000		113,000	0		0		0	4,000
George Hancock(13)	2004	76,000	(14)	0	0		0		0	0
Interim Chief Executive Officer

(1)	Mr. Lennon has been our President and Chief Executive Officer since August 2004.

(2)	Consists of relocation expenses.

(3)	This amount represents 175,000 shares of common stock that will be issued upon the completion of continuous service requirements pursuant to the terms of Mr. Lennon’s employment agreement with the Company entered into on July 16, 2004, valued based on a value of $2.40 per share, the closing price for a share of the Company’s common stock on that date. Under his employment agreement, Mr. Lennon will be issued 35,000 shares of restricted stock on each of January 1, 2006, 2007, 2008, 2009 and 2010 based on Mr. Lennon’s continuous services to the Company through each such date. The restricted stock issued on each such date will be subject to a lapsing repurchase right in favor of the company that will lapse with respect to 1/3 of the shares issued on each such date on each of the first three anniversaries of the date the shares were issued. If Mr. Lennon’s employment is terminated in certain circumstances during 2005, Mr. Lennon will be issued the shares that he would have been entitled to receive pursuant to his employment agreement on January 1, 2006. If Mr. Lennon’s employment is terminated in certain circumstances during any other year, he will receive a prorated portion of the relevant annual award as of the date his employment is terminated. Under Mr. Lennon’s employment agreement, he will also receive up to 175,000 additional shares of restricted stock upon the achievement of certain performance goals as described under the Long Term Incentive Plan disclosure below. As of December 31, 2004, Mr. Lennon did not hold any shares of restricted stock.

(4)	Consists of $2,000 in a car allowance.

(5)	Mr. Hilger has been our Vice President — Finance, Chief Financial Officer and Secretary since September 2003.

(6)	Consists of $1,000 in contributions made on the officer’s behalf to his 401(k) plan and a car allowance of $5,000.

(7)	Mr. Coll has been Vice President — Alehouse Operations since September 2002.

(8)	Consists of $5,000 in a car allowance.

(9)	Consists of $5,000 in a car allowance.

(10)	Consists of $4,000 in contributions made on the officer’s behalf to his 401(k) plan and a car allowance of $6,000.

(11)	Mr. Kelly resigned from his position as President and Chief Executive Officer in March 2004.

(12)	Consists of $1,000 in a car allowance and $195,000 in severance.

(13)	Mr. Hancock was our interim Chief Executive Officer from March 2004 until August 2004.

(14)	Includes $5,000 in director fees earned while Mr. Hancock was not serving as our interim Chief Executive Officer.
Option Exercises and Year End Holdings
      The following table sets forth information concerning the number and value of options held by the Named Executive Officers on December 31, 2004.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Year End		Year End(6)
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John Lennon	0	0	—	—	$—	$—
Jim Hilger(1)	0	0	47,000	73,000	—	—
Mark House(2)	0	0	110,000	—	6,000	—
Gary McGrath(3)	0	0	164,000	7,000	16,000	—
Patrick Coll(4)	0	0	79,000	21,000	—	—
Martin Kelly	0	0	—	—	—	—
George Hancock(5)	0	0	20,000	—	2,000	—

(1)	The weighted-average exercise price of these options is $2.96 per share of common stock.

(2)	The weighted-average exercise price of these options is $2.53 per share of common stock.

(3)	The weighted-average exercise price of these options is $2.00 per share of common stock.

(4)	The weighted-average exercise price of these options is $2.19 per share of common stock.

(5)	The weighted-average exercise price of these options is $2.50 per share of common stock.

(6)	Based on the fair market value on December 31, 2004 $2.10 and the exercise price.

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR
      The following table sets forth information with respect to restricted stock that will be issued to Mr. Lennon pursuant to his employment agreement upon the achievement of certain performance goals.

		Performance or Other	Estimated Future Payouts
		Period Until	Under Non-Stock Price-
	Number	Maturation or	Based Plans Target
Name	of Shares	Payout	(100%)

John Lennon(1)	175,000	2006-2010	175,000

(1)	Pursuant to the terms of Mr. Lennon’s employment agreement with the Company entered into on July 16, 2004, Mr. Lennon will be issued 35,000 shares of restricted stock on each of January 1, 2006, 2007, 2008, 2009 and 2010 if the Company has achieved certain performance goals for the year ending immediately prior to each such date. The restricted stock issued on each such date upon the achievement of the specified performance goals will be subject to a lapsing repurchase right in favor of the company that will lapse with respect to 1/3 of the shares issued on each such date on each of the first three anniversaries of the date the shares were issued. If Mr. Lennon’s employment is terminated under certain circumstances pursuant to his employment agreement during 2005, he will be issued the shares that he would have been entitled to receive on January 1, 2006 as if the applicable performance goal had been met. If Mr. Lennon’s employment is terminated under certain circumstances pursuant to his employment agreement during any other year, he will be issued shares representing a prorated portion of the relevant annual performance award as if the relevant annual performance goal had been reached, prorated to the date his employment is terminated and granted as of the date his employment is terminated. Under Mr. Lennon’s employment agreement, he will also receive up to 175,000 additional shares of restricted stock upon the completion of continuous service with the Company as described in the Summary Compensation Table disclosure above.
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
      On June 19, 2001, the Company entered into an amended and restated employment agreement with Mr. Kelly, our former CEO, pursuant to which if the Company terminated Mr. Kelly without cause or if he resigned for good reason (both as defined in the agreement), Mr. Kelly would be entitled to one year’s base salary plus a pro rata portion of any incentive bonuses earned during the year of termination.
      During 2001, the Company granted Mr. Kelly 150,000 stock options at an exercise price of $2.125 pursuant to a stock purchase and restriction agreement. On the date of the grant, the closing price of the Company’s common stock on the Nasdaq Stock Market was $2.62. Mr. Kelly agreed to immediately exercise those options and all other options held by him. Concurrently, the Company agreed to accept a $787,000 full recourse note from Mr. Kelly in payment of the exercise price for the 387,400 options to purchase shares of the Company’s common stock. In addition, the Company paid withholding taxes of $115,000 due on the exercise of the options and received from Mr. Kelly an additional full recourse note for the amount of the withholding taxes.
      On February 26, 2004 the Company announced that Mr. Kelly was stepping down as Chief Executive Officer. Mr. Kelly’s last official day was March 10, 2004. Pursuant to his amended and restated employment agreement Mr. Kelly will receive one year’s base salary plus a pro rata portion of any incentive bonuses earned during the year of termination. Per the full recourse note agreement dated June 2001 with Mr. Kelly, upon termination he had the right to require the Company to buy-back the 387,400 shares collateralizing the promissory notes and pay any balances owed under the notes, with any net cash balance made payable to Mr. Kelly. On April 9, 2004, Mr. Kelly exercised his right and the Company repurchased the 387,400 shares at a five day average market price of $3.18 per share. The total sales value of $1,233,000 was applied to the notes payable in the amount of $843,000, to interest balances in the amount of $25,000 and the balance of $365,000 was paid to Mr. Kelly.
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

Item 12 —	Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 18, 2005, for (i) each person known to the Company to own beneficially more than 5% of the common stock, (ii) each of the Company’s directors and Named Executive Officers, and (iii) all of the Company’s current executive officers and directors as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power. Except as otherwise noted, the address of the named shareholder is c/o Pyramid Breweries Inc., 91 South Royal Brougham Way, Seattle, Washington 98134.

	Shares of Common
	Stock Beneficially
	Owned

Name	Number(1)	Percent

Kurt Dammeier(2)	1,527,675	17.4%
George Hancock(3)	1,112,178	12.7
Gary McGrath(4)	159,354	1.8
Mark House(5)	114,739	1.3
John Lennon	0	*
Scott Svenson(6)	73,542	*
Patrick Coll(7)	79,000	*
Scott Barnum(8)	45,322	*
James Hilger(9)	52,000	*
Martin Kelly(10)	—	*
All executive officers and directors as a group(9 persons)(11)	3,163,310	36.0%

*	Less than 1%

(1)	Includes shares of common stock subject to stock options or other convertible securities that are currently exercisable for or convertible into shares of our common stock, or that will be exercisable for or convertible into shares of our common stock within 60 days after March 18, 2005. These securities are deemed to be outstanding and beneficially owned by the person holding such stock options or other convertible securities for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 15,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(3)	Includes 20,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(4)	Includes 158,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(5)	Includes 115,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(6)	Includes 15,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(7)	Includes 79,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(8)	Includes 20,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(9)	Includes 50,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.

(10)	Mr. Kelly resigned from his position as President and Chief Executive Officer in March 2004.

(11)	Includes 463,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 18, 2005.
Equity Compensation Plan Information
      The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2004.

			Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders	1,035,000	$3.21	1,822,248	(1)(2)
Equity compensation plans not approved by security holders	0	N/A	0

Total	1,035,000	$3.21	1,822,248

(1)	Of these shares, 497,530 are available for purchase under the 2003 Employee Stock Purchase Plan, 110,018 are available under the Amended and Restated Non-Employee Director Stock Option Plan, 135,000 are available under the Directors Compensation Plan and 1,079,700 are available under the 2004 Equity Incentive Plan as of December 31, 2004. Shares available under the Directors Compensation Plan are payable in shares of the Company’s stock. Shares available for issuance under the 2004 Equity Incentive Plan may be issued as stock options, stock awards, restricted stock units, rights to purchase stock, warrants, stock appreciation rights or performance shares.

(2)	Pursuant to the Amended and Restated Non-Employee Director Stock Option Plan, each non-employee director receives an automatic grant of a stock option to purchase 5,000 shares of Common Stock automatically on the date of each annual shareholder’s meeting.

Item 13 —	Certain Relationships and Related Transactions
      The information provided in Item 11 under the headings “Director Compensation” and “Employment Contracts, Termination of Employment and Change of Control Agreements” is hereby incorporated by reference into this Item 13.

Item 14 —	Principal Accountant Fees and Services
      The aggregate fees billed by Moss Adams LLP and KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003 are as follows:

	Moss Adams LLP		KPMG LLP(1)

	2004	2003	2004	2003

Audit Fees(2)	$0	$0	$53,000	$83,000
Audit-Related Fees	0	0	0	0
Tax Fees(3)	0	0	21,000	87,000
All Other Fees(4)	19,000	0	14,000	7,000

Total Fees	$19,000	$0	$88,000	$177,000

(1)	Effective December 14, 2004, we dismissed KPMG LLP as our independent accountant and engaged Moss Adams LLP to serve as our independent accountants for the fiscal year ended December 31, 2004.

(2)	Audit services billed in 2004 and 2003 consisted of the audit of our annual financial statements, review of quarterly financial statements, consents and other services related to filings with the SEC.

(3)	Tax services billed in 2004 and 2003 consisted of the following:

(a)	Fees for tax compliance services totaled $21,000 in 2004 and $25,000 in 2003. Tax compliance services are services rendered, based upon facts already in existence or transactions already occurred, to document and compute amounts to be included in tax filings. Such services consisted of federal and state income tax return assistance.

(b)	Fees for tax planning and advice services totaled $0 in 2004 and $5,000 in 2003. Tax planning and advice are services rendered with respect to proposed transactions, earnings and profit calculations for dividend classification or that structure a transaction to obtain a particular tax result.

(c)	Fees for a review of Washington State sales and use tax payments made by the Company dating back five years (1998 — 2002) for the purpose of identifying possible overpayments and opportunities for refund, and included a review of the Washington state law regarding the machinery and equipment exemption and the resale exemption as it applies to Pyramid Breweries Inc. Findings-based fees for the application and receipt of a refund related to the state tax exemptions totaled $57,000 in 2003.

(4)	All other fees billed by KPMG in 2004 and 2003 consisted of fees associate with due diligence related to the acquisition of the Portland Brewing Company assets. All other fees paid to Moss Adams in 2004 consisted of liabilities the Company assumed from Portland Brewing Company as part of the asset acquisition.
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
      Documents filed as part of this report are as follows:

1. Financial Statements: See Financial Statements included in Item 8 of Part II.

2. Financial Statement Schedules: None.
      Exhibits: The required exhibits are included at the end of this report and are described in the Exhibit Index immediately preceding the first exhibit.

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pyramid Breweries Inc.
(Registrant)

By	/s/ James K. Hilger

James K. Hilger
Vice President and
Chief Financial Officer
June 10, 2005

EXHIBIT INDEX
      The following exhibits are filed as part of this Annual Report on Form  10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number, which follows the description of the exhibit, indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

Exhibit
No.		Description

3.1		Amended and Restated Articles of Incorporation of Registrant(9)
3.2		Form of Amended and Restated Bylaws of Registrant(9)

3.3		Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999(2)

4	.1(1)	Form of Common Stock Certificate(1)

4	.4*	Directors Compensation Plan(5)

10.1		Lease between Harold W. Hill and the Registrant dated April 13, 1994(1)

10.2		Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994(1)

10.3		Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995(1)

10.4		Distribution Agreement between the Registrant and Western Washington Beverage dated August 24, 1995(1)

10	.5*	Registrant’s Non-Employee Director Stock Option Plan(1)

10	.6*	Form of Non-Qualified Stock Option Agreement(1)

10	.7*	Employment Agreement between the Registrant and Gary McGrath(3)

10.8		Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company, Inc., and the Registrant dated October 26, 2001(4)

10.9		Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996(4)

10.10		Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995(4)

10.11		Commercial Lease between County Supervisors Association of California and Pyramid Breweries, Inc. dated April 15, 2002(6)

10	.12*	Registrant’s 2003 Employee Stock Purchase Plan(6)

10	.13*	Registrant’s Non-Employee Director Stock Compensation Plan.(6)

10.14		Asset Purchase Agreement between Pyramid Breweries Inc., Portland Brewing Company and PBC Acquisition, LLC dated January 26, 2004(7)

10	.15*	Employment Agreement between Registrant and John Lennon+

10.16		Registrant’s 2004 Equity Incentive Plan(8)
10.17		Promissory Note from Pyramid Gilman Street Property, LLC to Morgan Stanley Capital Inc.+

10.18		Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc+

10.19		Reserve and Security Agreement between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc.+

10.20		Guaranty of Recourse Obligations of Borrower from Pyramid Breweries, Inc. to Morgan Stanley Mortgage Capital Inc.+

10	.21*	Amended and Restated Employment Agreement between Registrant and Martin Kelly dated June 19, 2001(10)

10.22		Commercial Lease between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust and Pyramid Breweries California, Inc. dated November 1, 1995(1)

10.23		Assignment, Assumption and Consent Agreement between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid Breweries California, Inc. and Pyramid Breweries Inc. dated November 17, 1995(1)

Exhibit
No.		Description

10	.24*	2005 Officer Incentive Compensation Plan Policy+

10	.25*	Amendment No. 1 to Employment Agreement between Registrant and John Lennon+

23.1		Consent of Moss Adams LLP+

23.2		Consent of KPMG LLP+

31.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: John J. Lennon, President and Chief Executive Officer

31.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer

31.3		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: John Lennon, President and Chief Executive Officer

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer
32.3		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

*	Indicates management contract or compensatory plan or arrangement

+	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended April 11, 2005 and May 4, 2005.

(1)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).

(2)	Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference to the Registrant’s Form S-8 dated June 26, 2002

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to the Current Report on Form 8-K January 28, 2004.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated July 22, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 2003, as amended December 10, 2004.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.