Form 10-Q
period 2005-06-30
PYRAMID BREWERIES INC
filed 2005-08-15
CIK 1001917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Common stock, par value of $.01 per share: 8,790,353 shares of Common Stock outstanding as of June 30, 2005

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Balance Sheets
June 30, 2005 and December 31, 2004	3
Condensed Statements of Operations
Three Month and Six Month Periods Ended June 30, 2005 and 2004	4
Condensed Statements of Cash Flows
Six Month Periods Ended June 30, 2005 and 2004	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19

PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.	20

SIGNATURE	21
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

PART I
Item 1 — FINANCIAL STATEMENTS
PYRAMID BREWERIES INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	(in thousands)
	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net of $20 allowance	3,524	2,191
Inventories	2,037	2,129
Prepaid expenses and other	314	324

Total current assets	5,875	4,644

Note receivable related party	—	—
Fixed assets, net	27,997	28,859
Goodwill	415	415
Intangibles	186	209
Other assets	814	189

Total assets	$35,287	$34,316

CURRENT LIABILITIES:
Accounts payable	$3,790	$2,776
Accrued expenses	2,829	2,682
Refundable deposits	756	582
Line of credit	554	400
Current portion of long-term financing	96	83
Note payable — current	20	20
Deferred rent — current	75	75
Dividends payable	—	193

Total current liabilities	8,120	6,811
Long-term financing, net of current	7,721	7,117
Deferred rent, net of current	581	615

Total liabilities	16,422	14,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,790,000 and 8,776,000 shares issued and outstanding	88	88
Additional paid-in capital	37,237	37,214
Deferred stock-based compensation	(352)	(384)
Accumulated deficit	(18,108)	(17,145)

Total stockholders’ equity	18,865	19,773

Total liabilities and stockholders’ equity	$35,287	$34,316

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amount)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2005	2004	2005	2004
Gross sales	$13,713	$10,936	$24,170	$19,225
Less excise taxes	693	534	1,250	942

Net sales	13,020	10,402	22,920	18,283
Cost of sales	10,025	7,939	18,420	14,534

Gross margin	2,995	2,463	4,500	3,749
Selling, general and administrative expenses	2,820	2,397	5,389	4,692

Operating income (loss)	175	66	(889)	(943)
Other income, net	(7)	81	(71)	95

Income (loss) before income taxes	168	147	(960)	(848)
Provision for income taxes	—	(2)	(3)	(3)

Net income (loss)	$168	$145	$(963)	$(851)

Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.11)	$(0.10)
Weighted average basic shares outstanding	8,790,000	8,391,000	8,786,000	8,495,000
Weighted average diluted shares outstanding	9,141,000	8,462,000	8,786,000	8,495,000
Cash dividend declared per share	$—	$0.022	$—	$0.066
The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Period Ended June 30,
	( in thousands)
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(963)	$(851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,370	1,325
Stock-based compensation expense	32	(10)
Interest expense	—	2
Loss on sales of fixed assets	—	12
Deferred rent	(34)	(99)
Changes in operating assets and liabilities:
Accounts receivable	(1,223)	(1,292)
Inventories	92	(196)
Prepaid expenses and other	39	125
Accounts payable and accrued expenses	1,161	1,384
Refundable deposits	174	51

Net cash provided by operating activities	648	451
INVESTING ACTIVITIES:
Purchases of short-term investments	—	—
Proceeds from the sale and maturities of short-term investments	—	—
Acquisitions of fixed assets	(633)	(384)
Proceeds from sales of fixed assets	33	—

Net cash used in investing activities	(600)	(384)
FINANCING ACTIVITIES:
Proceeds from the sale of common stock and option exercises	23	187
Note Payable	(32)	—
Cash dividends paid	(193)	(761)
Cash paid on line of credit	154	(31)
Purchase and retirement of common stock	—	(365)

Net cash used in financing activities	(48)	(970)

(Decrease) increase in cash and cash equivalents	—	(903)
Cash and cash equivalents at beginning of period	—	1,558

Cash and cash equivalents at end of period	$—	$655

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation:
     Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas and in operating restaurants. The Company’s products are produced at breweries in Seattle, Washington; Portland, Oregon; and in Berkeley, Walnut Creek and Sacramento, California. The Company sells its beer through a network of selected independent distributors and alehouse locations primarily in Washington, Oregon and California. The Company’s core beer brands include Pyramid and MacTarnahan’s, and its other smaller product lines are reported under the Allied Brand designation and include Thomas Kemper Beer, Saxer, and Nor’Wester. The Company also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label. As of June 30, 2005, the Company’s products were distributed in approximately 38 states and Canada. As of June 30, 2005, the Company also operated five restaurants adjacent to its breweries under the Pyramid Alehouse and MacTarnahan’s Taproom brand names.
     The Company formed an entity, PBC Acquisition LLC, for the express purpose of acquiring certain assets from Portland Brewing Company. The Company also established Gilman Street Property LLC as a single purpose entity to act as the legal owner of the Berkeley Alehouse and Brewery property located at 901 Gilman Street, Berkeley, California. The assets of these entities are consolidated into the Company’s unaudited condensed consolidated financial statements for financial reporting purposes.
     Effective July 23, 2004, the Company completed its purchase of the Berkeley Brewery and Alehouse facility located at 901 Gilman Street in Berkeley, California. Previously the Company had leased this facility. The Company’s lease obligations terminated with its purchase of the facility.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, included in the Annual Report on Form 10-K.
Stock Based Compensation
     At June 30, 2005, the Company has stock-based compensation plans which are described more fully in Note 18 of the Consolidated Audited Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans), except that the Company has recorded a compensation expense of $16,000 and $32,000 for the three and six months ended June 30, 2005, respectively, related to its commitment to grant 175,000 shares of restricted stock, and an additional 175,000 shares if certain performance criteria are met, to its CEO over a six year period as per the terms of his employment agreement. The pro forma amounts of the Company’s net income (loss) and net income (loss) per share for the quarters and six-month periods ended June 30, 2005 and 2004, are as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	(in thousands)
	2005	2004	2005	2004

Net income (loss) as reported	$168	$145	$(963)	$(851)
Add: Stock-based compensation cost as reported	16	—	32	(10)
Less: Stock-based compensation cost determined under the fair value based method	(26)	(37)	(60)	(74)

Net income (loss) pro forma	$158	$108	$(991)	$(935)

Basic and diluted net income (loss) per share as reported	$0.02	$0.02	$(0.11)	$(0.10)
Basic and diluted net income (loss) per share pro forma	$0.02	$0.01	$(0.12)	$(0.11)

     There were no options granted in the second quarter of 2005 and 2004. Fair value of options granted in the six months ended June 30, 2005 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.9%; expected option lives of five years; expected volatility of 51%.There were no options granted in the six months ended June 30, 2005.
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
Reclassification
     Beginning with the quarter ended June 30, 2005, the Company changed the accounting method for alehouse administrative costs, which were previously reflected as selling, general and administrative expenses, to reflect these costs as a cost of sales on the Company’s statement of operations. This change has been accounted for as a prior period adjustment in accordance with Accounting Principals Board Opinion No. 20 “Accounting Changes.” Results from prior periods have been similarly adjusted to reflect this change.
2. Liquidity
     During the six months ended June 30, 2005 the Company’s working capital decreased $78,000 to a negative $2,245,000. This decrease in working capital is the result of normal seasonality in its operating divisions, as the first quarter of the year is historically the slowest for the Company resulting in an operating cash use. With the warmer weather of the spring and summer seasons the second and third quarters of the Company are historically the best and help to mitigate the negative working capital of the first quarter. Seasonality, the impact of the integration costs of the Portland Brewing Company assets and underutilized brewing capabilities negatively impacted the working capital during the first half of the year. The Company’s operating activities for the six months ended June 30, 2005 provided $649,000, comprised of cash used of $644,000 in the first quarter of the year and $1,293,000 in cash provided by operating activities in the second quarter of the year. This cash provided by operating activities was the result of the reported net income and improved operating results driven through consolidating production facilities. The Company’s investment activities of $600,000 for the six months ended June 30, 2005 were primarily directed toward adding additional kegs for the increased demand for draught and facility operational improvement projects. The net cash used in financing activities of $49,000 for the six months ended June 30, 2005 were principally from the cash dividends paid in the first quarter funded by $154,000 drawn under the operating line of credit. As of June 30, 2005 the Company had drawn $554,000 of the $2,000,000 available under its line of credit balance.
     Management initiatives designed to improve operating results, increase working capital, and enhance production efficiencies in the Company’s operations are underway. These initiatives include 1) the consolidation of the majority of the Company’s Seattle brewery production into the recently acquired Portland brewery in order to meet rising demand for its Pyramid branded products and to reduce production costs; 2) reductions in non-critical and redundant overhead costs throughout the Company; 3) elimination of unprofitable and low volume products to help streamline production and 4) alternative uses for the Seattle brewery. Management believes that these initiatives are beginning to show meaningful and positive impact on the Company’s performance. The Company expects to implement these initiatives throughout 2005. The impact of these changes are expected to improve the Company’s performance and to improve the Company’s cash position in the second half of the 2005.
     As of June 30, 2005, the Company had no cash and a working capital deficit of $2,245,000. However, because the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates as a cash business, the Company typically tends to collect within 30 days of a sale or immediately upon sale. Therefore, the Company generally does not require significant cash on hand to meet operating needs. and Management believes that the Company has adequate financing to conduct its operations.
     The Company expects that the initiatives to improve operating results, the cash provided by operating activities and the funds available through the Company’s line of credit will provide adequate cash to meet the Company operating needs. However, it is possible that some or all of the Company’s cash requirements may not be met by these activities, which would require the Company to seek additional capital from other sources. Alternative sources of capital may not be available to the Company on attractive terms or at all.
3. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	(in thousands)
	2005	2004
Raw materials	$834	$905
Work in process	243	191
Finished goods	960	1,033

	$2,037	$2,129

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Inventory levels experience fluctuations in carrying levels and values based largely on seasonality.
4. Fixed Assets
     Fixed assets consist of the following:

	June 30,	December 31,
	(in thousands)
	2005	2004
Land	$6,181	$6,181
Buildings	11,895	11,895
Brewery and retail equipment	19,611	19,328
Furniture and fixtures	1,116	1,106
Leasehold improvements	6,053	5,899
Construction in progress	204	208

	45,060	44,617

Less: accumulated depreciation and amortization	(17,063)	(15,758)

	$27,997	$28,859

5. Accrued Expenses
     Accrued expenses consist of the following:

	June 30,	December 31,
	(in thousands)
	2005	2004
Salaries, wages and related accruals	$1,007	$978
Barrel taxes	581	157
Other accruals	1,241	1,547

	$2,829	$2,682

6. Other (Expense) Income, net
     Other (Expense) Income, net consists of interest income and parking fee income, and other non-operating income and expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004
Interest income	$4	$7	$4	$14
Sublease income	57	—	111	—
Interest expense	(143)	(1)	(275)	(2)
Parking income	82	78	103	84
(Loss) gain on sale of assets	—	(2)	—	(12)
Loan fee amortization	(7)	(3)	(14)	(3)
Other income (expense)	—	2	—	14

Other income, net	$(7)	$81	$(71)	$95

7. Income (Loss) Per Share
     Basic income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares of common stock outstanding plus additional common shares that would be outstanding from in-the-money stock options.
     Options to purchase approximately 430,000 and 197,000 shares of common stock were outstanding as of June 30, 2005 and 2004, respectively, but were not included in the six months’ computation of EPS because their effects are antidilutive.

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$168	$145	$(963)	$(851)

Shares:
Weighted average basic shares outstanding	8,790,000	8,391,000	8,786,000	8,495,000

Basic income (loss) per share	$0.02	$0.02	$(0.11)	$(0.10)

Stock option dilution	351,143	71,000	—	—

Weighted average diluted shares outstanding	9,141,143	8,462,000	8,786,000	8,495,000

Diluted income (loss) per share	$0.02	$0.02	$(0.11)	$(0.10)

8. Line of Credit
     The Company has a $2 million line of credit agreement with its bank. In February 2005, the Company modified its line of credit from 75% of eligible accounts receivable to 80%, temporarily increasing the availability of funds during the first half of the fiscal 2005. After June 30, 2005 the availability to borrow on the line is 75% of eligible accounts receivable. Under the revised terms of this agreement, the interest rate charged on the amounts outstanding has increased to prime plus 2% and a fee of 1/2 percent has been charged by the Bank. The Company has also agreed to adhere to certain financial performance covenants and future dividends payments are subject to the Bank’s prior approval. The Company was in compliance with these covenants as of June 30, 2005. The line of credit expires December 31, 2005.
9. Debt
     On January 27, 2005, the Company announced that it has entered into a long-term $7,850,000 securitized financing arrangement with Morgan Stanley Mortgage Capital Inc., for the purpose of refinancing the Company’s existing $7,200,000 short term note with Sugar Mountain Capital, LLC. The Company was required, as a term of the financing, to establish a wholly owned subsidiary as a single purpose entity, named Pyramid Gilman Street Property, LLC (the “Subsidiary”), to act as the legal owner of the property. The Subsidiary subsequently issued a long-term promissory note, dated January 27, 2005, which has been secured by a deed of trust against the Company’s Berkeley, California Brewery and Alehouse facility. The terms of the long-term financing, include monthly payments of principal and interest for a period of ten years, an annual interest rate of 5.77%, and a loan amortization period of thirty years. The promissory note is assumable and it generally does not allow for prepayments of principal other than through the regularly scheduled monthly payments. The loan is guaranteed by the Company and the financial statements of the Subsidiary are consolidated into the Company’s financial reports and filings. Other important terms of the financing include the requirement to place $500,000 of the proceeds of the loan in an interest bearing restricted reserve account and to deposit an additional $10,000 per month into an additional restricted reserve account until the balance of the second reserve account is at least $750,000. Additionally, the Company and its Subsidiary are required to create and fund a replacement reserve account for the purpose of funding capital repairs and replacements to the subject property. The replacement reserve account is funded by monthly payments of $1,729 until the total amount of the replacement reserve is at least $62,500. The restricted reserve replacement reserve account balances are recorded as long-term other assets on the balance sheet.

At June 30, 2005, future minimum payments are as follows:

2005	$50,000
2006	99,000
2007	105,000
2008	110,000
2009	118,000
Thereafter	7,335,000

$7,817,000

10. Litigation and Contingencies
     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial statements.
11. Cash Dividend
     On February 9, 2005, the Company announced that its Board of Directors has determined to cease paying dividends at this time in order to reinvest the Company’s positive cash flow back into the business. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant.
12. Subsequent Event
     On August 4, 2005, the Company accepted an offer from a third party to purchase substantially all equipment currently located in the Seattle, Washington brewing facility at a purchase price of $725,000. The transaction is expected to be completed in August 2005. The assets consist of brewing and production equipment with an original cost of approximately $1,604,000 and a net book value of approximately $305,000. The Company expects to report a gain of approximately $300,000 net of sales commissions and fees in the three months ending September 30, 2005.
13. Segment Information
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
     Measurement of segment profit and segment assets
     The accounting policies of the segments are the same as those described in the summary of critical accounting policies included in the notes to the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2005, as amended. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company records intersegment sales at cost.
Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total
		(Dollars in thousands)
Quarter ended June 30, 2005
Gross revenues from external customers	$9,589	$4,124	$—	$13,713
Net revenues from external customers	8,896	4,124	—	13,020
Intersegment revenues	172	—	(172)	—
Interest income	—	—	4	4
Depreciation and amortization	435	215	63	713
Operating income (loss)	1,444	294	(1,563)	175
Capital expenditures	271	33	8	312
Total assets	20,807	6,463	8,017	35,287

Quarter ended June 30, 2004
Gross revenues from external customers	$7,399	$3,537	$—	$10,936
Net revenues from external customers	6,865	3,537	—	10,402
Intersegment revenues	142	—	(142)	—
Interest income	—	—	7	7
Depreciation and amortization	404	213	45	662
Operating income (loss)	959	280	(1,173)	66
Capital expenditures	123	31	38	192
Total assets	18,348	6,458	2,385	27,191

Six months ended June 30, 2005
Gross revenues from external customers	$16,692	$7,478	$—	$24,170
Net revenues from external customers	15,442	7,478	—	22,920
Intersegment revenues	303	—	(303)	—
Interest income	—	—	4	4
Depreciation and amortization	849	427	126	1,402
Operating income (loss)	1,689	235	(2,813)	(889)
Capital expenditures	410	138	30	578
Total assets	20,807	6,463	8,017	35,287

Six months ended June 30, 2004
Gross revenues from external customers	$12,659	$6,566	$—	$19,225
Net revenues from external customers	11,717	6,566	—	18,283
Intersegment revenues	236	—	(236)	—
Interest income	—	—	14	14
Depreciation and amortization	804	431	90	1,325
Operating income (loss)	1,307	269	(2,519)	(943)
Capital expenditures	206	93	85	384
Total assets	18,348	6,458	2,385	27,191

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
SELECTED UNAUDITED OPERATING DATA

		Three Months Ended June 30,
	(in thousands, except barrel & shares)
		% of		% of
	2005	Net Sales	2004	Net Sales
Gross sales	$13,713		$10,936
Less excise taxes	693		534

Net sales	13,020	100.0	10,402	100.0
Cost of sales	10,025	77.0	7,939	76.3

Gross margin	2,995	23.0	2,463	23.7
Selling, general and administrative expenses	2,820	21.7	2,397	23.0

Operating income	175	1.3	66	0.6
Other (expense) income, net	(7)	(0.1)	81	0.8

Income before income taxes	168	1.3	147	1.4
Benefit for income taxes	—	—	(2)	(0.0)

Net income	$168	1.3	$145	1.4

Basic and diluted net income per share	$0.02		$0.02

Operating data (in barrels):
Beer barrels shipped	50,100		34,500
Soda barrels shipped	13,700		13,700

Total barrels shipped	63,800		48,200

Annual production capacity	334,000		204,000

	Six Month Period Ended June 30,
	( in thousands, except barrels)
		% of		% of
	2005	Net Sales	2004	Net Sales
Gross sales	$24,170		$19,225
Less excise taxes	1,250		942

Net sales	22,920	100.0	18,283	100.0
Cost of sales	18,420	80.4	14,534	79.5

Gross margin	4,500	19.6	3,749	20.5
Selling, general and administrative expenses	5,389	23.5	4,692	25.7

Operating loss	(889)	(3.9)	(943)	(5.2)
Other income, net	(71)	(0.3)	95	0.5

Loss before income taxes	(960)	(4.2)	(848)	(1.8)
Provision for income taxes	(3)	(0.0)	(3)	(0.0)

Net loss	$(963)	(4.2)	$(851)	(1.8)

Basic and diluted net loss per share	$(0.11)		$(0.10)

Operating data (in barrels):
Beer barrels shipped	87,100		61,100
Soda barrels shipped	23,400		21,800

Total barrels shipped	110,500		82,900

Annual production capacity	334,000		204,000

QUARTER ENDED JUNE 30, 2005 COMPARED TO QUARTER ENDED JUNE 30, 2004
     Gross Sales. Gross sales increased 25.4% to $13,713,000 in the quarter ended June 30, 2005, from $10,936,000 in the same quarter in 2004. Wholesale beverage segment sales increased 29.6% to $9,589,000 in the quarter from $7,399,000 in the same quarter in 2004. Total beverage barrel shipments increased 32.4% in the quarter compared to the same period in the prior year. Total beer shipments increased by 45.2% to 50,100 barrels in the quarter from 34,500 barrels in the same period in 2004. Pyramid beer brand shipments increased 10.7% to 37,300 barrels in the quarter, while MacTarnahan’s beer shipments increased to 4,600 barrels in the quarter, contract brewing increased 5,300 barrels to 5,500 beer barrel shipments in the quarter and Allied beer shipments increased 292.1% to 2,700 barrels in the quarter from 700 barrels in the same period in 2004. Shipments of Thomas Kemper Soda remained consistent at 13,700 barrels for the quarter. All sales regions increased shipment volumes in the quarter ended June 30, 2005 over the second quarter in 2004, with the core states of Washington, Oregon and California all recording double digit growth. Pyramid Hefeweizen, the Company’s top selling product, was up 18.4% in shipment volumes for the quarter. Alehouse sales increased 16.6%, to $4,124,000 in the quarter from $3,537,000 in the same quarter in 2004. Excluding the Portland Taproom, which was acquired in July 2004, the same store alehouse sales increased $65,000, or 1.8%, over the same period in 2004.
     Excise Taxes. Excise taxes totaled 7.2% of gross beverage sales for the quarters ended June 30, 2005 and 2004. Per beer barrel shipped excise taxes decreased to $13.83 per beer barrel from $15.48 per beer barrel in the same period in 2004. This decrease is the result of a greater portion of beverage sales to states with lower excise taxes and in which distributors pay the excise tax as well as contract brewing arrangements in which the Company allocates the payment of excise taxes to third parties. The Company calculates a weighted average cost per barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year.
     Gross Margin. Gross margin increased $532,000 to $2,995,000, an increase of 21.6%, in the quarter ended June 30, 2005 compared to the same period in 2004. Although gross margin dollars increased as a result of higher sales volumes in the beverage segment and increased alehouse sales with the addition of the Portland Taproom, the gross margin as a percentage of sales decreased to 23.0% in the quarter ended June 30, 2005 from 23.7% in the same period in 2004. The decrease in gross margin as a percentage of sales is primarily the result of increasing freight costs in the form of higher fuel surcharges of 43% per barrel, and the sales growth of higher cost variety packaged products, or mixed packs.

	Three Month Period Ended June 30,
	(in thousands)
		% of Div.		% of Div.
Gross Margin	2005	Net Sales	2004	Net Sales	$ Change	% Change

Beverage Division	$2,701	30.4%	$2,183	31.8%	$518	23.7%
Alehouse Division	294	7.1%	280	7.9%	14	5.0%

Total	$2,995	23.0%	$2,463	23.7%	$532	21.6%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter increased $423,000 to $2,820,000 over the same period in 2004. The additional expense was attributed to a $388,000 increase in selling and marketing expenses, for marketing of the MacTarnahan’s family of brands acquired in July 2004, as well as increased selling efforts related to all the acquired brands and the Pyramid brands. Selling expenses for the quarter ended June 30, 2005 totaled $1,257,000, or 14.1% of net beverage segment sales, compared to $1,112,000, or 16.2% of net beverage segment sales in the same period in 2004. General and administrative expenses for the quarter were $855,000 compared to $820,000 in the same period in 2004.
     Other Income (Expense), net. Other income (expense), net decreased to ($7,000) in the second quarter of 2005 from $82,000 in the second quarter of 2004. This change is primarily attributable to the interest expense associated with the Berkeley facility mortgage and the line of credit interest expense. For the second quarter of 2005, interest expense increased to $143,000, compared to $1,000 in the second quarter of 2004, partially offset by sublease income of $57,000 recorded for the Berkeley facility during the second quarter of 2005.
     Income Taxes. The Company recorded no income tax expense in the second quarter of 2005 compared to $2,000 of income tax expense for the second quarter of 2004. For the most part, however, the Company recorded no income tax, other than minimal state filing fees, for the quarters ended June 30, 2005 and 2004 because it has recorded a full valuation allowance against its net operating loss carryforwards.
     Net Income. The Company reported net income of $168,000 for the quarter ended June 30, 2005 compared to a net income of $145,000 in the same quarter of 2004.
SIX MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2004
     Gross Sales. Gross sales increased 25.7% to $24,170,000 for the six months ended June 30, 2005 from $19,225,000 in the same period in 2004. Wholesale beverage sales increased 31.9% to $16,692,000 for the six months ended June 30, 2005, from $12,659,000 in the same period in 2004. Total beverage barrel shipments increased 33.4% compared to the same period in the prior year. Pyramid beer brand shipments increased 8.0% to 64,000 barrels, compared to 59,300 barrels for the same period in 2004, while MacTarnahan’s beer shipments increased to 9,200 barrels in the six months ended June 30, 2005, contract brewing increased to 9,000 beer barrel shipments and Allied beer increased 214.3% to 4,900 barrels. Shipments of Thomas Kemper Soda increased by 7.9% to 23,400 barrels from 21,800 barrels in the same period of the prior year. Alehouse sales increased 13.9%, to $7,478,000, in the six month period from $6,566,000 in the same period in 2004. The increase in alehouse sales was driven by the Portland Taproom, which was acquired in August 2004 and contributed $983,000 in sales for the six months ended June 30, 2005. Excluding the Portland Taproom, the same store alehouse sales decreased $70,000, or 1.1%, largely due to lower traffic at the Sacramento and Walnut Creek, California Alehouse locations.
     Excise Taxes. Excise taxes totaled 7.4% of gross beverage sales for each of the six month periods ended June 30, 2005 and 2004. Per beer barrel shipped excise taxes decreased to $15.05 per beer barrel, from $16.31 per beer barrel in the same period in 2004. This decrease is the result of a greater portion of beverage sales to states with lower excise taxes and in which distributors pay the excise tax as well as contract brewing arrangements in which the Company allocates the payment of excise taxes to third parties . The Company calculates a weighted average cost per barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year.
     Gross Margin. Gross margin increased $751,000 to $4,500,000, or 13.6%, for the six months ended June 30, 2005 compared to the same period in 2004 due to higher beverage volumes. Gross margin as a percentage of sales decreased to 19.6% from 20.5% in the same period in 2004. The decrease in gross margin as a percentage of net sales is primarily the result of increasing freight costs in the form of higher fuel surcharges and an increased proportion of higher cost variety packaged products.

	Six Month Period Ended June 30,
	(in thousands)
		% of Div.		% of Div.
Gross Margin	2005	Net Sales	2004	Net Sales	$ Change	% Change

Beverage Operations	$4,266	27.6%	$3,480	29.7%	$786	22.6%
Alehouse Operations	234	5.9%	269	4.1%	(35)	(13.0%)

Total Operations	$4,500	19.6%	$3,749	20.5%	$751	20.0%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six month ended June 30, 2005 increased $486,000 over the same period in 2004. The additional expense was attributed to a $922,000 increase in selling and marketing expenses for marketing of the MacTarnahan family of brands acquired in July 2004, as well as increased selling efforts related to acquired brands and the Pyramid brands. Selling expenses for the six months ended June 30, 2005 totaled $2,468,000, or 16.0%, of net beverage segment sales, compared to $2,031,000, or 17.3%, of net beverage segment sales for the same period in 2004. General and administrative expenses for the six months ended June 30, 2005 were $1,647,000, compared to $1,872,000 in the same period in 2004. General and administrative expenses in 2004 included $260,000 related to the change of the Company’s CEO in the first quarter of 2004. The Company incurred no similar costs during the six months ended June 30, 2005.
     Other Income, net. Other income (expense), net decreased to ($71,000) for the six–months ended June 2005 from $96,000 for the same period in 2004. This change is primarily attributable to interest expense associated with the Berkeley facility mortgage and the line of credit interest expense. For the six–months ended June 2005, interest expense increased to $275,000, compared to $3,000 for the same period in 2004, partially offset by sublease income of $111,000 recorded for the Berkeley facility during the six months ended June 30, 2005.
     Income Taxes. The Company recorded approximately $2,000 of income tax expense in the six months ended June 30, 2005 related to certain state tax expense. For the most part, however, the Company recorded no income tax for the periods ended June 30, 2005 and 2004. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses, which allowance may not be realized. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.
     Net Loss. The Company reported a net loss of $963,000 for the six months ended June 30, 2005 compared to a net loss of $851,000 in the same period in 2004.
LIQUIDITY AND CAPITAL RESOURCES
     The Company had a zero balance of cash, cash equivalents and short-term investments at June 30, 2005 and at December 31, 2004. At June 30, 2005, the Company’s working capital was a negative $2,245,000 compared to a negative $2,167,000 at December 31, 2004. Net cash provided in operating activities for the six-months ended June 30, 2005 increased to $649,000 from $451,000 for the six-months ended June 30, 2004. The increase in cash provided in operating activities was primarily due to the $963,000 in net loss for the year offset by an increase in accounts payable in the six months of 2005 compared to the same period in 2004.
     Net cash used in investing activities for the six months ended June 30, 2005 was $600,000 compared to net cash used in investing activities of $384,000 for the same period of the prior year. The cash used in investing activities in the six months ended June 30, 2005 included approximately $215,000 for new kegs, approximately $198,000 in brewery projects, including consolidating brewing activities in Portland, and approximately $127,000 in various Alehouse projects, with the balance made up of various marketing and general and administrative capital spending projects.
     The elimination of the quarterly dividend resulted in a $193,000 decrease in accrued dividends payable as of June 30, 2005 and provided for a significant improvement to the financing activities cash requirements. During the first six months of 2004, the Company incurred a financing cash requirement of $365,000 related to the buyback of Company stock from the former CEO.
     At June 30, 2005, the Company’s commitments to make future payments under contractual obligations were as follows:

		Less Than 1			More Than
	Total	Year (2005)	1 -3 years	3 - 5 years	5 years

Operating leases	$8,718,000	$888,000	$2,140,000	$2,220,000	$3,470,000
Note payable (1)	20,000	20,000	—	—	—
Note payable (2)	7,817,000	50,000	204,000	228,000	7,335,000

(1)	- The amounts are payments as stated in the non-interest bearing note. The note payable was recorded using a 10% discount rate on the balance sheet.

(2)	- The amounts are principal only payments as stated in the securitized financing arrangement for the Berkeley facility purchase.
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
     On December 15, 1999, the Company also announced a stock buyback plan to repurchase up to $2,000,000 of the Company’s common stock from time to time on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. As of June 30, 2005, the Company has purchased and retired a total of 457,724 shares at an average price of $1.94 per share for a total of $892,000 since the inception of the program. The Company has not repurchased any shares since November 2001.
     Management initiatives designed to improve operating results, increase working capital, and enhance production efficiencies in the Company’s operations are underway. These initiatives include 1) consolidating the majority of the Company’s Seattle brewery production into the recently acquired Portland brewery in order to meet rising demand for its Pyramid branded products and to reduce production costs; 2) reductions in non-critical and redundant overhead costs throughout the Company; 3) elimination of unprofitable and low volume products to help streamline production; and 4) looking for alternative uses for the Seattle brewery. Management believes that these initiatives are beginning to show meaningful and positive impact on the Company’s performance. The Company expects to implement these initiatives throughout 2005. The impacts of these changes are expected to improve the Company’s performance and to improve the Company’s cash position in the second half of 2005.
     As of June 30, 2005 the Company had no cash and a working capital deficit. However, because the beverage segment operates with short accounts receivable terms and the alehouse segment operates as a cash business, the Company typically tends to collect within 30 days of a sale or immediately upon sale. Therefore, the Company generally does not require significant cash on hand to meet operating needs and management believes that the Company has adequate liquidity to conduct its operations.
     The first quarter of the calendar year tends to be the slowest season for the Company, followed by a strong season during the second and third quarter. As a result of seasonality, cash during the first quarter is needed to build inventory levels in preparation for future sales activities. The Company expects that the initiatives to improve operating results, the cash provided by operating activities and the funds available through the Company’s line of credit will provide adequate cash to meet the Company operating needs. However, it is possible that some or all of the Company’s cash requirements may not be met by these activities which may require the Company to seek additional capital from other sources, which may or may not be available to the Company.
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
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, and supersedes APB 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective at the beginning of the reporting period of the next fiscal year. The Company intends to implement the provisions of SFAS No. 123R in the first quarter 2006.
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
     Allowance for Keg Deposits. The Company purchases kegs from vendors and records these assets in property, plant and equipment. When the kegs are shipped to the distributors, a keg deposit is collected. The deposit amount is based on, among other things, the size of the keg and the destination point. This deposit is refunded to the distributors upon return of the kegs to the Company. The keg deposit liability is recorded as a current liability. On a periodic basis, typically annually, management is required to make certain estimates regarding the physical count of kegs in the marketplace, estimated loss of kegs, expectations regarding keg returns and assumptions that affect the reported amounts of keg deposit liabilities and keg assets in property, plant and equipment at the date of the financial statements. Actual keg deposit liability could differ from the estimates. For the quarter ended June 30, 2005, the allowance for keg deposits liability was approximately $756,000.

Subsequent Event
     On August 4, 2005, the Company accepted an offer from a third party to purchase substantially all equipment currently located in the Seattle, Washington brewing facility at a purchase price of $725,000. The transaction is expected to be completed in August 2005. The assets consist of brewing and production equipment with an original cost of approximately $1,604,000 and a net book value of approximately $305,000. The Company expects to report a gain of approximately $300,000 net of sales commissions and fees in the three months ending September 30, 2005.
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
     Liquidity. The Company has no cash, a negative working capital and negative net cash used in investing activities for the quarter ended June 30, 2005. In addition, the Company’s line of credit expires on December 31, 2005 and therefore must be paid in full at that time unless we agree with the bank to extend the line. At June 30, 2005, the total borrowing on the line of credit was $554,000. Although the Company expects the initiatives discussed above in “Liquidity and Capital Resources” to drive additional sales and eliminate redundant costs, there is no guarantee that the savings will be sufficient to meet the cash operating and investing needs as the company as well as pay off the line of credit.
     Beverage Competition. The domestic market in which the Company’s craft beers compete is highly competitive for many reasons, including the continuing proliferation of new beers and brew pubs, efforts by regional craft brewers to expand their distribution, the introduction of fuller-flavored products by certain major national brewers, and underutilized craft brewing capacity. The Company anticipates that intensifying competition from craft beer and imported beer producers and excess capacity in the craft beer segment may adversely impact the Company’s operating margins. In addition, the larger national brewers have developed brands to compete directly with craft beers. These national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than the Company. There can be no assurance that the Company will be able to grow its volumes or be able to maintain its selling prices in existing markets or as it enters new markets.
     Alehouse Competition. The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with the Company, many of which have significantly greater financial resources, higher revenues and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional economic and public safety conditions; demographic trends; the cost and availability of raw materials, labor and energy; purchasing power; governmental regulations and local competitive factors. Any change in these or other related factors could adversely affect the Company’s restaurant operations. Multi-unit foodservice operations such as the Company’s can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant.
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
     Selling Prices. The future selling prices the Company charges for its craft beer and other specialty beverages may decrease from historical levels due to increasing competitive pressures, which may adversely affect the Company’s revenues. The Company has and will continue to participate in price promotions with its wholesalers and their retail customers. Management believes that the number and frequency of the Company’s promotions may increase during 2005. Increased costs associated with these promotions may adversely affect the Company’s operating results.
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
     Seasonality. Our business is subject to seasonal fluctuations. Historically, sales have been higher during the summer months. As a result, our quarterly and annual operating results and comparable sales may fluctuate significantly as a result of seasonality and other factors. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable sales for any particular future period may decrease.
     Acquisitions. The acquisition of existing brewery and or restaurant facilities may have unanticipated consequences that could harm our business and financial condition. The Company may seek to selectively acquire existing facilities which requires identification of suitable acquisition candidates, negotiating acceptable acquisition terms and obtaining appropriate financing. Any acquisition pursued may involve risks including material adverse effects on operating results, costs of integrating the acquired business into the Company operations, risks associated with entering into new markets, conducting operations where the Company has limited experience or the diversion of management’s attention from other business concerns. Future acquisitions, which may be accomplished through a cash purchase transaction or the issuance of equity securities, or a combination could result in potentially dilutive issuances of securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm the Company’s business and financial condition.
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
ITEM 4. Controls and Procedures
Procedures
     Evaluation of disclosure controls and procedure
     The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

10.26	Employment Offer Letter between Registrant and Jim Hilger*

10.27	Employment Offer Letter between Registrant and Patrick Coll*

10.28	Pyramid Breweries Inc. Directors Compensation Plan*

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 , as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: John J. Lennon, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 , as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer

31.3	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: John J. Lennon, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: James K. Hilger, Vice-President and Chief Financial Officer

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Controller and Chief Accounting Officer

*	Indicates management contract or compensatory plan or arrangement
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
DATE: August 15, 2005