Form 10-Q
period 2005-09-30
PYRAMID BREWERIES INC
filed 2005-11-14
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Common stock, par value of $.01 per share: 8,798,975 shares of Common Stock outstanding as of September 30, 2005

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I
Item 1 — FINANCIAL STATEMENTS
PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net of $20,000 and $32,000 allowance	3,359	2,191
Inventories	1,926	2,129
Prepaid expenses and other	367	324

Total current assets	5,652	4,644
Fixed assets, net	27,297	28,859
Goodwill	415	415
Intangibles	175	209
Other assets	838	189

Total assets	$34,377	$34,316

CURRENT LIABILITIES:
Accounts payable	$2,958	$2,776
Accrued expenses	2,933	2,682
Refundable deposits	698	582
Line of credit	—	400
Current portion of long-term financing	98	83
Note payable — current	20	20
Deferred rent — current	75	75
Dividends payable	—	193

Total current liabilities	6,782	6,811
Long-term financing, net of current	7,697	7,117
Deferred rent, net of current	564	615

Total liabilities	$15,043	$14,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized, 8,799,000 and 8,776,000 shares issued and outstanding	88	88
Additional paid-in capital	37,251	37,214
Deferred stock-based compensation	(336)	(384)
Accumulated deficit	(17,669)	(17,145)

Total stockholders’ equity	19,334	19,773

Total liabilities and stockholders’ equity	$34,377	$34,316

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amount)

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross sales	$14,284	$11,745	$38,454	$30,971
Less excise taxes	758	532	2,007	1,475

Net sales	13,526	11,213	36,447	29,496
Cost of sales	10,587	9,044	29,008	23,577

Gross margin	2,939	2,169	7,439	5,919
Selling, general and administrative expenses	2,910	2,592	8,299	7,285

Operating income (loss)	29	(423)	(860)	(1,366)
Other income, net	411	3	340	99

Income (loss) before income taxes	440	(420)	(520)	(1,267)
Provision for income taxes	(1)	—	(4)	(3)

Net income (loss)	$439	$(420)	$(524)	$(1,270)

Basic and diluted net income (loss) per share	$0.05	$(0.05)	$(0.06)	$(0.15)
Weighted average basic shares outstanding	8,799,000	8,615,000	8,790,000	8,512,000
Weighted average diluted shares outstanding	9,156,000	8,615,000	8,790,000	8,512,000
Cash dividend declared per share	$—	$0.022	$—	$0.088
The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Period Ended September 30,
	(in thousands)
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(524)	$(1,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,050	1,973
Stock-based compensation expense	48	3
Accretion of discount on long-term debt	—	4
(Gain) loss on sales of fixed assets	(415)	10
Deferred rent	(51)	(116)
Changes in operating assets and liabilities:
Accounts receivable	(1,168)	(597)
Inventories	203	(417)
Prepaid expenses and other	(69)	147
Accounts payable and accrued expenses	453	1,575
Refundable deposits	116	50

Net cash provided by operating activities	643	1,362

INVESTING ACTIVITIES:
Proceeds from the sale and maturities of investments	—	192
Proceeds from sales of fixed assets	783	11
Acquisitions of fixed assets	(815)	(769)
Acquisitions of Portland Brewing Company assets	—	(1,416)
Acquisitions of Berkeley faciltiy land and building	—	(195)

Net cash used in investing activities	(32)	(2,177)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock and option exercises	37	203
Note payable	(55)	—
Deferred financing fees	—	(68)
Borrowings on short-term note payable to related party	—	200
Cash dividends paid	(193)	(944)
(Cash paid) net borrowings on line of credit	(400)	231
Purchase and retirement of common stock	—	(365)

Net cash used in financing activities	(611)	(743)

Decrease in cash and cash equivalents	—	(1,558)
Cash and cash equivalents at beginning of period	—	1,558

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation:
     Pyramid Breweries Inc. (the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and premium sodas. As of September 30, 2005, the Company also operated five restaurants adjacent to its breweries under the Pyramid Alehouse and MacTarnahan’s Taproom brand names. The Company’s products are produced at breweries in Seattle, Washington; Portland, Oregon; and in Berkeley, Walnut Creek and Sacramento, California, and as of September 30, 2005, the Company’s products were distributed in approximately 40 states, Canada, Japan and Singapore. The Company sells its beer through a network of selected independent distributors and alehouse locations primarily in Washington, Oregon and California. The Company’s core beer brands include Pyramid and MacTarnahan’s, and its other smaller product lines are reported under the Allied Brand designation and include Thomas Kemper Beer. The Company also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label.
     The Company formed an entity, PBC Acquisition LLC, for the express purpose of acquiring certain assets from Portland Brewing Company which it completed in July 2004 (the “Portland Acquisition”). The Company also established Gilman Street Property LLC as a single purpose entity to act as the legal owner of the Berkeley Alehouse and Brewery property located at 901 Gilman Street, Berkeley, California which it purchased effective July 2004.The assets of these entities are consolidated into the Company’s unaudited condensed consolidated financial statements for financial reporting purposes.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, included in the Annual Report on Form 10-K, as amended.
Stock-Based Compensation
     At September 30, 2005, the Company has stock-based compensation plans which are described more fully in Note 18 of the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans), except that the Company has recorded a compensation expense of $16,000 and $48,000 for the three and nine months ended September 30, 2005, respectively, related to its commitment to grant 175,000 shares of restricted stock, and an additional 175,000 shares if certain performance criteria are met, to its CEO over a six year period as per the terms of his employment agreement. If we had measured compensation costs for the options granted under the fair value based method prescribed by SFAS No. 123, net income (loss) and basic and diluted net income (loss) per share would have been adjusted, or increased as follows (in thousands, except for per share amounts):

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$439	$(420)	$(524)	$(1,270)
Add: Stock-based compensation cost as reported	16	13	48	3
Less: Stock-based compensation cost determined under the fair value based method	(23)	(32)	(83)	(124)

Net income (loss) as adjusted	$432	$(439)	$(559)	$(1,391)

Basic and diluted net income (loss) per share as reported	$0.05	$(0.05)	$(0.06)	$(0.15)
Basic and diluted net income (loss) per share as adjusted	$0.05	$(0.05)	$(0.06)	$(0.16)
     The fair value of options granted was estimated using the Black-Scholes option-pricing model, assuming no dividends and the following other assumptions:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2005	2004	2005	2004
Average risk-free interest rates	4.3%	1.7%	3.9% to 4.3%	1.7%
Average expected life (in years)	5	5	5	5
Volatility	29.0%	51.0%	29.0% to 51.0%	51.0%
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
Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding any dilutive effects of options and unvested restricted stock awards. Diluted earnings per share assumes the exercise or vesting of other dilutive securities, such as options and restricted stock using the treasury stock method. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus additional common shares that would be outstanding from in-the-money stock options, which as of September 30, 2005 and 2004, approximated 357,000 and 174,000, respectively. As of September 30, 2005 and 2004, options to purchase approximately 385,000 and 197,000 shares of common stock were outstanding were not included in the nine months’ computation of EPS because their effects are antidilutive.
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-Based Payment (Revised 2004),” which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (SAB) No. 107 which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. In April 2005, the SEC issued a press release that amends the required adoption date of SFAS No. 123R as no later than the first fiscal year beginning after June 15, 2005, which will be effective for the Company January 1, 2006. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and does not expect the adoption to have a significant impact on the consolidated statements of operations and net income (loss) per share.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS 154 also carries forward the guidance in APB Opinion No. 20 regarding reporting a correction of an error and a change in accounting estimate. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of this statement to have a material impact on its financial position, results of operations or cash flows.

     In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The provisions of this consensus did not have a material impact on the Company’s financial position, results of operations or cash flows.
Liquidity
     During the nine months ended September 30, 2005, the Company’s working capital improved, but still remained negative at $1.1 million. The impact of the integration costs of the Portland Acquisition and underutilized brewing capabilities negatively impacted the working capital. The Company’s operating activities for the nine months ended September 30, 2005, provided $643,000 compared to $1.4 million for same period last year.
     Although the Company has no cash and a working capital deficit as of September 30, 2005, because the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates as a cash business, the Company typically tends to collect within 30 days of a sale or immediately upon sale. Therefore, the Company generally does not require significant cash on hand to meet operating needs. Further, management believes that the Company has adequate financing to conduct its operations.
     Management believes that the 2005 consolidation of the majority of the Company’s Seattle brewery production into the recently acquired Portland brewery will reduce production costs and help to meet rising demand for Pyramid branded products. The Company plans to continue its focus on initiatives to further improve operating results which include driving growth of its core brand families in order to deliver revenue growth, increasing capacity utilization while decreasing fixed production costs, judicious use of marketing investment in programs which deliver positive returns, and achieving further operating efficiencies in the breweries to reduce costs and improve margin delivery. The Company will continue to evaluate opportunities for continued improvements and financial performance. However, management anticipates utilizing the funds under the Company’s line of credit during the seasonally slow winter months, and it is possible that some or all of the Company’s cash requirements may not be met by these activities, which would require the Company to seek additional capital from other sources. Alternative sources of capital may not be available to the Company on attractive terms or at all.
Reclassification
     Certain reclassifications have been made to the prior year balances to conform to the current year presentation.
2. Sale of Equipment
     In August 2005, the Company sold substantially all equipment located in the Seattle,Washington brewing facility, as part of the cost reduction initiatives related to consolidating production operations. Assets sold for $652,000, net of commissions, consisted of brewing and production equipment. Additionally, the Company sold excess kegs from the Portland brewing facility for $131,000. The total net book values for the excess equipment approximated $368,000. The Company reported a gain of approximately $415,000 net of sales commissions and fees in the three months ending September 30, 2005.
3. Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$851	$905
Work in process	190	191
Finished goods	885	1,033

	$1,926	$2,129

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale. Inventory levels experience fluctuations in carrying levels and values based largely on seasonality.

4. Fixed Assets
     Fixed assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Land	$6,181	$6,181
Buildings	11,895	11,895
Brewery and retail equipment	18,432	19,328
Furniture and fixtures	1,106	1,106
Leasehold improvements	6,060	5,899
Construction in progress	201	208

	43,875	44,617

Less: accumulated depreciation and amortization	(16,578)	(15,758)

	$27,297	$28,859

5. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Salaries, wages and related accruals	$933	$978
Barrel taxes	649	157
Other accruals	1,351	1,547

	$2,933	$2,682

6. Other Income, net
     Other income, net consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gain (loss) on sale of assets	$415	$1	$415	$(10)
Interest expense	(128)	(94)	(403)	(96)
Parking income	74	77	178	161
Sublease income	61	36	172	36
Loan fee amortization	(13)	(22)	(27)	(24)
Interest income	2	5	5	18
Other income	—	—	—	14

Other income, net	$411	$3	$340	$99

7. Line of Credit
     The Company has a $2.0 million line of credit agreement with its bank which has been extended to March 31, 2006 from the previous expiration of December 31, 2005. In February 2005, the Company modified its line of credit from 75% of eligible accounts receivable to 80%, temporarily increasing the availability of funds during the first half of the fiscal 2005. After June 30, 2005 the availability to borrow on the line is 75% of eligible accounts receivable. Under the revised terms of this agreement, the interest rate charged on the amounts outstanding has increased to prime plus 2% and a fee of 1/2 percent has been charged by the Bank. The Company granted the Bank security interest in the property and assets of the Company as well as the proceeds and the products of the collateral, namely cash, accounts receivable and inventory. The Company has also agreed to adhere to certain financial performance covenants and future dividends payments are subject to the Bank’s prior approval. The Company was in compliance with these covenants as of September 30, 2005.

8. Debt
     In January 2005, the Company announced that it has entered into a long-term $7.9 million securitized financing arrangement with Morgan Stanley Mortgage Capital Inc., for the purpose of refinancing the Company’s existing $7.2 million short term note with Sugar Mountain Capital, LLC. The Company was required, as a term of the financing, to establish a wholly owned subsidiary as a single purpose entity, named Pyramid Gilman Street Property, LLC (the “Subsidiary”), to act as the legal owner of the property. The Subsidiary subsequently issued a long-term promissory note, dated January 27, 2005, which has been secured by a deed of trust against the Company’s Berkeley, California Brewery and Alehouse facility. The terms of the long-term financing, include monthly payments of principal and interest for a period of ten years, an annual interest rate of 5.8%, and a loan amortization period of thirty years. The promissory note is assumable and it generally does not allow for prepayments of principal other than through the regularly scheduled monthly payments. The loan is guaranteed by the Company and the financial statements of the Subsidiary are consolidated into the Company’s financial reports and filings. Other important terms of the financing include the requirement to place $500,000 of the proceeds of the loan in an interest bearing restricted reserve account and to deposit an additional $10,000 per month into an additional restricted reserve account until the balance of the second reserve account is at least $750,000. Additionally, the Company and its Subsidiary are required to create and fund a replacement reserve account for the purpose of funding capital repairs and replacements to the subject property. The replacement reserve account is funded by monthly payments of approximately $2,000 until the total amount of the replacement reserve is at least $62,500. The restricted reserve replacement reserve account balances are recorded as long-term other assets on the balance sheet.
     At September 30, 2005, future minimum payments are as follows (in thousands):

2005	$24
2006	99
2007	105
2008	110
2009	118
Thereafter	7,338

$7,794

9. Litigation and Contingencies
     The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial statements.
10. Segment Information
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

     Measurement of segment profit and segment assets
     The accounting policies of the segments are the same as those described in the summary of critical accounting policies included in the notes to the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2004, as amended. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company records intersegment sales at cost.
     Segment profit and segment assets are as follows:

	Beverage
	Operations	Alehouse	Other	Total
	(in thousands)
Quarter ended September 30, 2005
Gross revenues from external customers	$10,102	$4,182	$—	$14,284
Net revenues from external customers	9,344	4,182	—	13,526
Intersegment revenues	167	—	(167)	—
Interest income	—	—	2	2
Depreciation and amortization	417	212	67	696
Operating income (loss)	1,228	307	(1,506)	29
Capital expenditures	101	30	30	161
Total assets	20,306	6,123	7,948	34,377

Quarter ended September 30, 2004
Gross revenues from external customers	$7,941	$3,804	$—	$11,745
Net revenues from external customers	7,409	3,804	—	11,213
Intersegment revenues	161	—	(161)	—
Interest income	—	—	5	5
Depreciation and amortization	382	203	46	631
Operating income (loss)	687	218	(1,328)	(423)
Capital expenditures operating	209	108	68	385
Capital expenditures acquisition	8,750	1,140	195	10,085
Total assets	21,341	6,691	8,097	36,129

Nine months ended September 30, 2005
Gross revenues from external customers	$26,794	$11,660	$—	$38,454
Net revenues from external customers	24,787	11,660	—	36,447
Intersegment revenues	470	—	(470)	—
Interest income	—	—	5	5
Depreciation and amortization	1,266	639	193	2,098
Operating income (loss)	3,027	540	(4,427)	(860)
Capital expenditures	514	157	69	740
Total assets	20,306	6,123	7,948	34,377

Nine months ended September 30, 2004
Gross revenues from external customers	$20,601	$10,370	$—	$30,971
Net revenues from external customers	19,126	10,370	—	29,496
Intersegment revenues	397	—	(397)	—
Interest income	—	—	18	18
Depreciation and amortization	1,186	634	153	1,973
Operating income (loss)	1,994	487	(3,847)	(1,366)
Capital expenditures operating	415	200	154	769
Capital expenditures acquisition	8,750	1,140	195	10,085
Total assets	21,341	6,691	8,097	36,129

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
SELECTED UNAUDITED OPERATING DATA

	Three Months Ended September 30,
	(in thousands, except barrel & per share amounts)
		% of		% of
	2005	Net Sales	2004	Net Sales
Gross sales	$14,284		$11,745
Less excise taxes	758		532

Net sales	13,526	100.0	11,213	100.0
Cost of sales	10,587	78.3	9,044	80.7

Gross margin	2,939	21.7	2,169	19.3
Selling, general and administrative expenses	2,910	21.5	2,592	23.1

Operating income (loss)	29	0.2	(423)	(3.8)
Other income, net	411	3.0	3	—

Income (loss) before income taxes	440	3.2	(420)	(3.8)
Provision for income taxes	(1)	—	—	—

Net income (loss)	$439	3.2	$(420)	(3.8)

Basic and diluted net income (loss) per share	$0.05		$(0.05)

Operating data (in barrels):
Beer barrels shipped	51,200		40,600
Soda barrels shipped	13,300		11,300

Total barrels shipped	64,500		51,900

Annual production capacity	250,000		335,000

	Nine Month Period Ended September 30,
	( in thousands, except barrels & per share amounts)
		% of		% of
	2005	Net Sales	2004	Net Sales
Gross sales	$38,454		$30,971
Less excise taxes	2,007		1,475

Net sales	36,447	100.0	29,496	100.0
Cost of sales	29,008	79.6	23,577	79.9

Gross margin	7,439	20.4	5,919	20.1
Selling, general and administrative expenses	8,299	22.8	7,285	24.7

Operating loss	(860)	(2.4)	(1,366)	(4.6)
Other income, net	340	0.9	99	0.3

Loss before income taxes	(520)	(1.5)	(1,267)	(4.3)
Provision for income taxes	(4)	(0.0)	(3)	(0.0)

Net loss	$(524)	(1.5)	$(1,270)	(4.3)

Basic and diluted net loss per share	$(0.06)		$(0.15)

Operating data (in barrels):
Beer barrels shipped	138,400		101,700
Soda barrels shipped	36,700		33,100

Total barrels shipped	175,100		134,800

Annual production capacity	250,000		334,000

QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2004
     Gross Sales. Gross sales increased 21.6% to $14.3 million in the quarter ended September 30, 2005, from $11.7 million in the same quarter in 2004. Wholesale beverage segment sales increased 27.2% to $10.1 million in the quarter from $7.9 million in the same quarter in 2004 as a result of a 24.3% increase in total beverage shipments for the respective quarters. Of the total beverage shipments, beer shipments increased by 26.1% to 51,200 barrels in the quarter from 40,600 barrels in the same period in 2004 primarily due to Pyramid beer brand shipments which increased 23.7% to 37,800 barrels in the quarter driven by Pyramid Hefeweizen, the Company’s top selling product, which was up 22.3% in shipment volumes for the quarter. Shipments of Thomas Kemper Soda increased 2,000 barrels to 13,300 barrels for the quarter. All sales regions increased shipment volumes in the quarter ended September 30, 2005 over the third quarter in 2004, Alehouse sales increased 9.9%, to $4.2 million in the quarter from $3.8 million in the same quarter in 2004. Excluding the Portland Taproom, which was acquired in July 2004, the same store alehouse sales increased $209,000, or 6.0%, over the same period in 2004.
     Excise Taxes. Excise taxes totaled 7.5% and 6.7% respectively, of gross beverage sales for the quarters ended September 30, 2005 and 2004. Per beer barrel shipped excise taxes increased to $14.80 per beer barrel from $13.10 per beer barrel in the same period in 2004 primarily as a result of additional shipment volume taxed at a higher rate. Federal taxes paid on beer shipments is determined by the level of shipments. A 60,000 barrel threshold exists at the federal level, resulting in incremental volume being taxed at an $18 per beer barrel rate versus a $7 per beer barrel rate on production below 60,000 barrels. State taxes per barrel vary on a state by state basis. The Company calculates a weighted average cost per barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year.
     Gross Margin. Gross margin increased $770,000 to $2.9 million, an increase of 35.5%, in the quarter ended September 30, 2005 compared to the same period in 2004. The gross margin dollars increased primarily as a result of higher sales volumes in the beverage segment in conjunction with a decrease in the per barrel costs for the quarter ended September 30, 2005 resulting primarily from the cost reduction initiatives related to consolidating production operations, offset by increased freight costs. Additionally, the gross margin as a percentage of sales increased to 28.2% in the quarter ended September 30, 2005 from 26.3% in the same period in 2004.

	Three Month Period Ended September 30,
	(in thousands)
		% of		% of
		Division		Division
Gross Margin	2005	Net Sales	2004	Net Sales	$ Change	% Change

Beverage Division	$2,632	28.2%	$1,951	26.3%	$681	34.9%
Alehouse Division	307	7.3%	218	5.7%	89	40.8%

Total	$2,939	21.7%	$2,169	19.3%	$770	35.5%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter increased $318,000 to $2.9 million over the same period in 2004. The additional expense was attributed to a $274,000 increase in selling and marketing expense for package redesign work released in the third quarter and an increased sales force in order to raise selling efforts related to growing the Pyramid brands and the brands acquired from the Portland Acquisition. Selling expenses for the quarter ended September 30, 2005 totaled $1.4 million, or 15.0% of net beverage segment sales, compared to $1.2 million, or 16.5% of net beverage segment sales in the same period in 2004, while marketing expenses for the quarters ended September 30, 2005 and 2004 totaled $635,000 and $540,000, respectively. General and administrative expenses for the quarter were $871,000 compared to $827,000 in the same period in 2004.
     Other Income, net. Other income, net increased to $411,000 in the third quarter of 2005 from $3,000 in the third quarter of 2004. This change is primarily attributable to the sale of excess production equipment resulting in a $415,000 gain in the third quarter.
     Income Taxes. The Company recorded $1,000 income tax expense in the third quarter of 2005 compared to no income tax expense for the third quarter of 2004. For the most part, however, the Company recorded no income tax, other than minimal state filing fees, for the quarters ended September 30, 2005 and 2004. A valuation allowance was recorded against the deferred tax asset for the benefits of tax losses, which allowance may not be realized. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a full valuation allowance has been established. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.
     Net Income (loss). The Company reported net income of $439,000 for the quarter ended September 30, 2005 compared to a net loss of $420,000 in the same quarter of 2004. The increase of $859,000 is primarily attributable to the $415,000 gain realized on the sale of excess production equipment as well as beverage sales volume increases, the cost reduction initiatives related to consolidating production operations offset by increased freight costs and additional sales and marketing activities.
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
     Gross Sales. Gross sales increased 24.2% to $38.4 million for the nine months ended September 30, 2005 from $31.0 million in the same period in 2004. Wholesale beverage sales increased 30.1% to $26.8 for the nine months ended September 30, 2005, from $20.6 million in the same period in 2004 as a result of a 29.9% increase in total beverage shipments. Of the total beverage shipments, beer shipments increased by 36.1% to 138,400 barrels in the quarter from 101,700 barrels in the same period in 2004 primarily due to Pyramid beer brand shipments which increased 13.5% to 102,000 barrels, compared to 89,900 barrels for the same period in 2004. Shipments of Thomas Kemper Soda increased by 10.8% to 36,700 barrels from 33,100 barrels in the same period of the prior year. Alehouse sales increased 12.4% to $11.7 million, in the nine month period from $10.3 million in the same period in 2004. The increase in alehouse sales was driven by the Portland Taproom, which was acquired in August 2004 and contributed $1.5 million in sales for the nine months ended September 30, 2005. Excluding the Portland Taproom, the same store alehouse sales increased $139,000, or 1.4%, largely due to higher traffic in the Seattle and Walnut Creek, California Alehouse locations offset by lower traffic at the Sacramento, California Alehouse location.
     Excise Taxes. Excise taxes totaled 7.5% and 7.2% respectively of gross beverage sales for each of the nine month periods ended September 30, 2005 and 2004. Per beer barrel shipped excise taxes remained flat at $14.50 per beer barrel. Although there was an increase in beer barrels shipped at the higher federal tax rate of $18.00 per barrel during the nine month period ended September 30, 2005 over the same period in 2004, this increase was offset by a decrease as a result of a greater portion of beverage sales to states with lower excise taxes and in which distributors pay the excise tax as well as contract brewing arrangements in which the Company allocates the payment of excise taxes to third parties.
     Gross Margin. Gross margin increased $1.5 million to $7.4 million, or 25.7%, for the nine months ended September 30, 2005 compared to the same period in 2004 due to higher beverage volumes. Gross margin as a percentage of sales increased to 20.4% from 20.1% in the same period in 2004.

	Nine Month Period Ended September 30,
	(in thousands)
		% of Div.		% of Div.
Gross Margin	2005	Net Sales	2004	Net Sales	$ Change	% Change

Beverage Operations	$6,899	27.8%	$5,431	28.4%	$1,468	27.0%
Alehouse Operations	540	4.6%	488	4.7%	52	10.7%

Total Operations	$7,439	20.4%	$5,919	20.1%	$1,520	25.7%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2005 increased $1.0 million to $8.3 million over the same period in 2004. The additional expense was attributed to a $1.2 million increase in selling and marketing expenses for marketing of the MacTarnahan family of brands acquired in July 2004, as well as increased selling efforts related to Pyramid and acquired brands. Selling and marketing expenses for the nine months ended September 30, 2005 totaled $3.9 million and $1.9 million respectively, or 15.6% and 7.7% of net beverage segment sales, compared to $3.3 million and $1.3 million respectively, or 17.0% 6.9% of net beverage segment sales for the same period in 2004. General and administrative expenses for the nine months ended September 30, 2005 were $2.5 million, compared to $2.7 million in the same period in 2004. General and administrative expenses in 2004 included $434,000 in non-recurring charges related to severance and related expenses due to the change of the Company’s CEO in the first quarter of 2004.
     Other Income, net. Other income, net increased to $340,000 for the nine months ended September 30, 2005 from $99,000 for the same period in 2004. This change is primarily attributable to the sale of excess production equipment resulting in a $415,000 gain in the third quarter of 2005. For the nine months ended September 30, 2005, interest expense increased to $403,000, compared to $96,000 in the third quarter of 2004, primarily due to interest associated with the Berkeley facility mortgage and the line of credit interest, partially offset by sublease income of $172,000 recorded for the Berkeley facility during the third quarter of 2005.
     Income Taxes. The Company recorded approximately $4,000 and $3,000 of income tax expense in the nine months ended September 30, 2005 and 2004, respectively, related to certain state tax expense. For the most part, however, the Company recorded no income tax for the periods ended September 30, 2005 and 2004 because it has recorded a full valuation allowance against its net operating loss carryforwards.
     Net Loss. The Company reported a net loss of $524,000 for the nine months ended September 30, 2005 compared to a net loss of $1.3 million in the same period in 2004. The increase of $746,000 is primarily attributable to the $415,000 gain realized on the sale of excess production equipment as well as beverage sales volume increases, the cost reduction initiatives related to consolidating production operations offset by increased freight costs and additional sales and marketing activities.
LIQUIDITY AND CAPITAL RESOURCES
     The Company had a zero balance of cash, cash equivalents and short-term investments at September 30, 2005 and December 31, 2004 respectively. At September 30, 2005, the Company’s working capital was a negative $1.1 million compared to a negative $2.2 million at December 31, 2004 and was impacted by Portland Acquisition integration cost and underutilized brewing capabilities.
     Net cash provided in operating activities for the nine months ended September 30, 2005 decreased to $643,000 from $1.4 million for the nine months ended September 30, 2004. The decrease in cash provided in operating activities was primarily due to the $524,000 in net loss for the year, which included a $415,000 gain on the sale of excess brewery equipment compared to $1.3 million net loss in the same period last year, offset by an increase in accounts receivable of $571,000 for the comparative periods.
     Net cash used in investing activities totaled approximately $32,000 for the nine months ended September 30, 2005 compared to $2.2 million for the same period of the prior year. The net cash used in investing activities for the nine months ended September 30, 2005, was due to capital purchases primarily related to the consolidation of brewing activities to the Portland site and other brewery projects which approximated $325,000 and the purchases of approximately $272,000 of new kegs offset by proceeds from the sale of excess brewery equipment. The net cash used in investing activities for the nine months ended September 30, 2004, was primarily due to the $1.4 million acquisition of certain Portland Brewing Company assets, and purchases of fixed assets approximating $769,000 which included purchases of brewery equipment and improvements totaling approximately $415,000.
     Net cash used in financing activities totaled approximately $611,000 during the nine months ended September 30, 2005, compared to approximately $743,000 for the same period during 2004. The net cash used in financing activities during the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to a $751,000 decrease in cash dividends paid, offset by an increase in cash paid on the line of credit. Additionally, the Company incurred a financing cash requirement of $365,000 related to the buyback of Company stock from the former CEO in the nine months ended September 30, 2004.
     Although the Company has no cash and a working capital deficit as of September 30, 2005, because the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates as a cash business, the Company typically tends to collect within 30 days of a sale or immediately upon sale. Therefore, the Company generally does not require significant cash on hand to meet operating needs.
     Management believes that the August 2005 consolidation of the majority of the Company’s Seattle brewery production into the recently acquired Portland brewery will reduce production costs and help to meet rising demand for Pyramid branded products. The Company plans to continue its focus on initiatives to further improve operating results which include driving growth of its core brand families in order to deliver revenue growth, increasing capacity utilization while decreasing fixed production costs, judicious use of marketing investment in programs which deliver positive returns, and achieving further operating efficiencies in our breweries to reduce costs and improve margin delivery. The Company will continue to evaluate opportunities for continued improvements and financial performance. However, management anticipates utilizing the funds under the Company’s line of credit during the seasonally slow winter months, and it is possible that some or all of the Company’s cash requirements may not be met by these activities, which would require the Company to seek additional capital from other sources. Alternative sources of capital may not be available to the Company on attractive terms or at all.
     Other measures taken to manage cash flows include the decision announced by the Company in February 2005, that its Board of Directors had determined to cease paying dividends in order to reinvest the Company’s positive cash flow back into the business. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s Board of Directors may in its discretion consider relevant.
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
Critical Accounting Policies
     To prepare financial statements that conform with accounting principles generally accepted in the United States, management must select and apply accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our accounting estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Inventory. Inventories are stated at the lower of cost or market. Cost is computed using standard costs, which approximates actual cost, on a first-in, first-out basis and market represents the lower of replacement cost or estimated net realizable value. The Company adjusts inventory carrying values downward to market values based on the existence of excess and obsolete inventories determined primarily by season demand forecasts and branding changes.
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
     Allowance for Keg Deposits. The Company purchases kegs from vendors and records these assets in property, plant and equipment. When the kegs are shipped to the distributors, a keg deposit is collected. The deposit amount is based on, among other things, the size of the keg and the destination point. This deposit is refunded to the distributors upon return of the kegs to the Company. The keg deposit liability is recorded as a current liability. On a periodic basis, typically annually, management is required to make certain estimates regarding the physical count of kegs in the marketplace, estimated loss of kegs, expectations regarding keg returns and assumptions that affect the reported amounts of keg deposit liabilities and keg assets in property, plant and equipment at the date of the financial statements. Actual keg deposit liability could differ from the estimates. For the quarter ended September 30, 2005, the allowance for keg deposits liability was approximately $756,000.
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
     Liquidity. The Company has no cash, a negative working capital and negative net cash used in investing activities for the quarter ended September 30, 2005. In addition, the Company’s line of credit expires on March 31, 2006 and therefore must be paid in full at that time unless we agree with the bank to extend the line. At September 30, 2005, there were no borrowing on the line of credit. Although the Company expects the initiatives discussed above in “Liquidity and Capital Resources” to drive additional sales and eliminate redundant costs, there is no guarantee that the savings will be sufficient to meet the cash operating and investing needs of the company.
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
PART II — OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
     On September 22, 2005, we held our 2005 Annual Meeting of Shareholders (the “Annual Meeting”).
     At the Annual Meeting, the following directors were elected to serve until the Annual Meeting of Shareholders indicated below and until their respective successors are elected and qualified:

Director Nominated	Term Expires	Votes For	Withheld
George Hancock	2008	8,420,102	137,333

Scott S. Barnum	2008	8,482,242	75,193

Lee Andrews	2006	8,474,904	82,531

John Lennon	2007	8,457,722	99,713
     Other directors whose terms of office continued after the meeting included Scott Svenson and Kurt Dammeier.
     Our shareholders also ratified the appointment of Moss Adams LLP as the independent auditors for the Company for the fiscal year ending December 31, 2005. With respect to this proposal, there were 8,488,037 votes cast for the proposal, 57,465 votes cast against the proposal, 11,933 abstentions and no broker non-votes.
ITEM 6. EXHIBITS

10.26	Offer Letter from Pyramid Breweries Inc. to Jason Rees, dated September 2, 2005*(1)

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: John J. Lennon, President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Vice President of Finance and Chief Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: John J. Lennon, President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Vice President of Finance and Chief Accounting Officer

*	Indicates management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 6, 2005.
Items 1, 2, 3 and 5 of PART II are not applicable and have been omitted

SIGNATURE
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID BREWERIES INC.

By:	/s/ JOHN LENNON

John Lennon
President and Chief Executive Officer

By:	/s/ JASON W. REES

Jason W. Rees
Vice President of Finance and Chief Accounting Officer
(Principal Financial Officer)
DATE: November 14, 2005