Form 10-K
period 2005-12-31
PYRAMID BREWERIES INC
filed 2006-03-31
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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
Common Stock, par value $.01 per share

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports, pursuant to Section 13 or Section 15(d) of the Act     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter, June 30, 2005, was $11,369,434.
      The number of shares outstanding of the registrant’s common stock as of March 15, 2006, was 8,879,713.

DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this Report, to the extent not set forth herein, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2006, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2005 to which this Report relates.

PYRAMID BREWERIES INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	50
Item 9A.	Controls and Procedures	50
Item 9B.	Other Information	50
PART III
Item 10.	Directors and Executive Officers of the Company	50
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
Item 13.	Certain Relationships and Related Transactions	51
Item 14.	Principal Accountant Fees and Services	51
PART IV
Item 15.	Exhibits, Financial Statement Schedules	51
	Signatures	52
	Exhibit Index	53
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I

Item 1.	Business
General
      Pyramid Breweries Inc. (the Company) is one of the leading brewers of craft beers, and was recently ranked the 6th largest craft brewing company in the United States by The New Brewer, the Journal of the Association of Brewers (The New Brewer). The Company produces and markets beer under the Pyramid, Thomas Kemper and MacTarnahan’s brand names and a line of six premium sodas produced under the Thomas Kemper Soda Company brand name. The Company owns two alehouse restaurants adjacent to its full production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouses located in Walnut Creek and Sacramento, California and Seattle, Washington. In 2004, the Company purchased the brewery and restaurant assets of Portland Brewing Company (Portland Brewing), increasing the Company’s presence in the Oregon market, adding a fifth restaurant, The MacTarnahan Taproom, and acquiring the MacTarnahan beer brands.
      The Company produces a line of high quality, full-flavored hand-crafted beers brewed in small batches using traditional brewing methods. The Company distributes its products through a network of selected independent distributors who deliver directly to local grocery stores, convenience stores, restaurants and taverns. The Company also produces high quality, full-flavored, batch brewed sodas which are distributed utilizing the distribution channels established for beer products. Thomas Kemper Soda Company’s premium soft drinks include root beer, cream soda, orange cream, black cherry, grape and ginger ale. The Company’s products are produced at two main breweries, one in Berkeley, California (Berkeley Brewery), which opened in February 1997 and is operated by the Company, and one in Portland, Oregon (Portland Brewery), which is currently operated by Portland Brewing Company (Portland Brewing) under a contract brewing arrangement discussed in “Contract Brewing Arrangement” below. The Company also does small batch brewing at its alehouses primarily for on-site consumption. The Company believes that the breweries and adjacent alehouses provide increased consumer awareness and loyalty for the Company’s brands by increasing opportunities for sampling and local product promotion. In 2005, the Company sold approximately 230,000 barrels of its beer and soda products.
      The Company was incorporated as Hart Brewing Corporation in Washington in March 1984 and changed its name to Pyramid Breweries Inc. in May 1996. The Company is headquartered in Seattle, Washington. The Company’s headquarters mailing address is 91 South Royal Brougham Way, Seattle, Washington, 98134, and the telephone number at that location is (206) 682-8322. The Company’s website address is www.PyramidBrew.com.
Segment Financial Information
      Pyramid has two operating segments; beverage operations and alehouses. Financial information with respect to the Company’s business segments appears in Note 17 to the consolidated financial statements, Segment Information and Other Data, included in Item 8 of this Annual Report on Form 10-K.
      The Company’s beverage operations (sales to third party distributors) contributed approximately 68% of net sales in 2005, with beer comprising 57% and soda 11%. Alehouse operations contributed approximately 32% of net sales in 2005.
      In 2005, the restaurants contributed sales of $15.4 million including approximately $5.4 million in the Company’s beers and sodas and $618,000 in branded clothing and other merchandise. The restaurants have a total of over 1,450 seats, including outdoor eating areas, and are situated in highly visible, high traffic locations.
Industry Background
      The Company’s Pyramid, Thomas Kemper and MacTarnahan’s beer brands compete primarily in the craft beer category, and secondarily in the larger “specialty” beer category (which includes craft beers, imports and super-premium beers). Nationally, craft beers represented approximately 4% of total beer shipments in 2005, according to The New Brewer. Craft beers are distinguishable from mass-produced beers by their wide range of fuller flavors and adherence to traditional European styles and higher quality ingredients. Total beer shipments, including imports, declined approximately 0.2% in 2005, and craft beer shipments were estimated to have increased approximately 9%, according to the Beer Marketer’s Insights magazine.
      Craft beers generally sell for retail prices ranging from $6.99 to $8.99 per six-pack. Retail prices are set independently by distributors and retailers. The Company’s retail prices are usually at the higher end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass-produced domestic beers. This price premium results in higher profit margins, which can motivate distributors and retailers to offer and promote craft beers. The Company’s craft beers are sold primarily in Washington, Oregon and California, which accounted for approximately 80% of the Company’s 2005 beer sales.
      The overall domestic beer industry has shown little to no growth during the past three years. However, according to The New Brewer, the volume of craft beer shipments has increased at an annual rate of approximately 7% during the same period and increased approximately 9% in 2005. This increase is related to the rapid expansion of the number of craft brewers since the late 1990s, as well as to shifting consumer tastes. Management believes that historical trends will continue and estimates growth in the craft beer segment to continue at a 3% to 9% annual rate for the next few years.
      The Company participates in the craft soda category with a line of full flavored, batch brewed sodas sold under the Thomas Kemper Soda Company label which the Company acquired in 1997. Thomas Kemper Soda Company’s premium soft drinks include root beer, cream soda, orange cream, black cherry, grape and ginger ale. The Company distributes its soda products in supermarkets, independent food stores, convenience stores and restaurants, taking advantage of distribution channels established for beer products. Craft sodas typically sell for $3.99 to $5.99 per six-pack, with prices being set independently by distributors and retailers. The prices for craft sodas are substantially higher than the mass-produced brands due to their flavor profile, unique and upscale packaging and flavors, and strong consumer demand.
Business Strategy
      The Company has developed a balanced growth strategy, which includes growing the Company’s beverage portfolio in its core western United States markets, and continuing to improve the Company’s cost structure. Key elements of the Company’s strategy are: (i) building a strong portfolio of craft beer brands, (ii) building brand awareness and sales through Company-owned restaurants, and (iii) utilizing a direct store delivery distribution system through independent distributors.

Building Strong Craft Beer Brands
      The Company is committed to producing a portfolio of high quality craft beers to appeal to a consumer tastes. The Company currently markets beer under the Pyramid, Thomas Kemper and MacTarnahan’s brands. The Pyramid brand accounted for approximately 69% of the Company’s total wholesale beer gross sales, and 63% of the Company’s total wholesale beverage gross sales in 2005. Building the flagship Pyramid HefeWeizen brand, which currently accounts for approximately 49% of total beer shipments, is at the core of the Company’s strategy, in combination with broadening market share of core brands in existing key markets.
      The Company focuses on local sales and marketing strategies to build its brands. It uses targeted advertising and promotions, event marketing, sponsorships, local fairs and festivals and targeted charitable donations of its products to assist in developing its market presence. Additionally, the wide range of styles within its portfolio enables the Company to obtain better market penetration through greater shelf space for its packaged products in retail stores and additional tap handles in draft beer outlets. The Company does not compete directly with the national brands in terms of mass-media advertising.

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

Utilizing a Direct Store Delivery System through Independent Distributors
      The Company distributes its products through a network of selected independent distributors who deliver directly to local grocery stores, convenience stores, restaurants and taverns. The Company believes this type of distribution system is best suited for developing local distribution of Company products, particularly in draft beer accounts where there are important sampling and brand building opportunities. The Company has not aligned itself with the distribution system of a single brewer. This approach allows the Company to select distributors in each market that it believes will focus the greatest attention on its products and best promote its high quality craft beers and sodas. Additionally, the ability to change distribution arrangements for performance-related issues is an important advantage. During 2005, the Company distributed its products through 164 wholesalers in 38 states. Consolidation in the distribution industry has resulted in a decrease in the number of distributors to which the Company ships. The Company expects this trend to continue as additional industry consolidation is expected.
Contract Brewing Arrangement
      In July 2004, the Company entered into a contract brewing relationship with Portland Brewing whereby: (i) the Company subleases to Portland Brewing the premises on which the Portland Brewery is located and leases to Portland Brewing certain brewery equipment; (ii) the Company engages Portland Brewing to produce certain Company-branded beers on those premises; and (iii) the Company provides employees to Portland Brewing for Portland Brewing’s use in brewery operations. Although the contract brewing arrangement had been in place since the closing of the Company’s acquisition of certain brewery and alehouse assets from Portland Brewing in July 2004, in February 2006, the Company entered into certain agreements that formalized the arrangement. This contract brewing arrangement provides important financial benefits to the Company as a result of Portland Brewing’s lower production costs, due to federal excise tax savings arising from Portland Brewing’s status as a “small brewer” (defined as a brewer that produces not more than two million barrels per year) under federal law. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies.”
Products
      The Company produces full-flavored, European beer styles using traditional ingredients and brewing methods. Some styles are available on a seasonal basis, and others are available only in certain geographic areas in accordance with the Company’s regional marketing strategy and state alcohol regulations. Each unique beer style is brewed with malted barley, wheat grains and hops, and in certain products, natural fruit extracts and spices. The Company avoids the use of less expensive ingredients due to its belief that quality is supremely important to success in the craft beer segment.
      A similar philosophy is adopted with regard to the Company’s soda products. Each batch of soda is made from high quality ingredients, rather than from diluting mass-produced syrups. The sodas are characterized by more pronounced flavors. The Company’s beverages are currently distributed only in bottles and kegs.
      The Company will continue to innovate, develop and test new products in order to meet the varying and changing tastes of its consumers.

Competition

Craft Beers
      Competition within the craft beer and soda markets is based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. Statistics from the latest study of the Institute of Brewing Studies indicate there were approximately 1,400 craft brewers in the United States at the end of 2005. The majority of craft brewers operate from small brew-pubs producing under 2,000 barrels per year and sell all of their production at retail on the brewery premises. The remaining brewers market their products through similar channels to those utilized by the Company and, although many have limited geographic distribution, the result is significantly increased competition in all markets. The number of craft brewers has stabilized since 2000 and is currently expected to remain at or about current levels. Craft beer brewers face increasing challenges in gaining distribution of their products due to consolidation of their retail and distributor customer base.
      Competition in the specialty beer category has increased significantly in the past several years. The specialty beer retail and distributor customer channels have rapidly consolidated, making it more challenging to compete for sales in these channels. The premium import beer companies have also been consolidating, increasing their market power with the same customers. In addition, the three national brewers have expanded their distribution of specialty beers, leveraging their existing market power to gain distribution of their products. Meanwhile, the Company has been able to maintain and grow its market share over the last few years despite of these increasing competitive market forces. While the Company expects to be able to continue to successfully grow its craft beer business, these and other unforeseen market forces could have a negative effect on the Company’s sales.
      Pyramid beer brand volume growth increased approximately 15% in 2005 and 9% in 2004, while decreasing 1% in 2003. The Company’s past volume growth was achieved predominantly through increasing penetration in Washington, Oregon and California, which the Company believes comprises one of the largest and most competitive craft and specialty beer markets in the United States. The Company has benefited from expansion of its core portfolio into southwestern states as well. As these markets continue to mature, the Company may experience intensified competition, increased seasonal product offerings and aggressive price promotions.
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

Sodas
      The Company’s Thomas Kemper brand soda products compete in the non-alcoholic beverages segment of the commercial beverage industry. That segment is highly competitive consisting of numerous firms, including firms that compete in multiple geographic areas as well as those that are primarily local in operation, many of which are marketed by companies with substantially greater financial resources than the Company.

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

Alehouses
      The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with the Company, many of which have significantly greater financial resources, higher revenues and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, the cost and availability of raw materials, labor and energy, purchasing power, governmental regulations and local competitive factors. Any change in these or other related factors could adversely affect the Company’s restaurant operations. Accordingly, the Company must constantly evolve and refine the critical elements of the restaurant concepts over time to protect its longer-term competitiveness. The Company attempts to manage these factors, but the occurrence of any one of these factors could cause the entire Company, beverage and alehouse operations, to be adversely affected.
      The Company has been impacted by the recent growth of national specialty restaurant chains in its key California markets. The Company believes that the Walnut Creek, Sacramento and Portland locations have been negatively impacted by the opening of several new national competitors at nearby locations. However, the Company believes that it will be able to continue to successfully compete with these national chains by offering a unique and pleasing customer experience, focusing on the quality of our craft beers and sodas as well as offering varied and competitively priced menu items. The alehouses continually change the menu offerings, adjusting meal choices for shifting consumer tastes, such as providing regional items on our daily menus. The Company believes that its alehouses serve an important function for recruiting new consumers of its craft-brewed beers and sodas and that its focus on quality and service will allow its alehouses to remain competitive in the restaurant business.
      Management believes that the alehouse restaurant operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value. Additionally, the alehouse restaurants play an important role in helping build brand sales in the broad market by recruiting new consumers.
Sources and Availability of Raw Materials
      The products manufactured by the Company require a large volume of various agricultural products, including hops, barley and malt. The Company fulfills its raw materials requirements through purchases from various sources and believes that adequate supplies are available, but cannot predict future availability or market prices of such products and materials. The price and supply of raw materials will be determined by, among other factors, the level of crop production both in the U.S. and around the world, weather conditions, export demand, and government regulations and legislation affecting agriculture and trade.
Seasonality and Quarterly Results
      Pyramid’s business is subject to seasonal fluctuations. Significant portions of the Company’s net revenues and profits are realized during the warmer second and third quarters of the fiscal year. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Dependence on a Single Distributor
      Pyramid has one beverage distributor which comprises in excess of 10% of total revenues. Financial information with respect to this distributor appears in Note 17 to the consolidated financial statements, Segment Information and Other Data, included in Item 8 of this Annual Report on Form 10-K.
Government Regulations

Restaurant Regulation
      The Company’s Alehouse facilities are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building and zoning requirements, the preparation and sale of food and alcoholic beverages, designation of non-smoking and smoking areas and accessibility of restaurants to disabled customers. Various federal and state labor laws govern the Company’s relationship with its employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could have an adverse effect on the Company’s results of operations. Management believes the Company is operating in compliance with applicable laws and regulations governing its operations. Changes in laws, regulations or higher taxes could have an adverse effect on the Company’s results of operations.

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

Licenses and Permits
      The Company produces and sells its alcoholic beverages to distributors pursuant to a federal wholesaler’s basic permit and a federal brewer’s notice. Brewery and wholesale operations require various federal, state, and local licenses, permits and approvals. In addition, some states prohibit wholesalers and/or retailers from holding an interest in any supplier, such as the Company, or the Company owning any interest in a distributor or retailer. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or the supplier. The loss or revocation of any existing licenses, permits or approvals, and/or the failure to obtain any additional or new licenses, could have a material adverse effect on the ability of the Company to conduct its business.
      In 2003, the Bureau of Alcohol Tobacco and Firearms (BATF) was divided into two new bureaus, the BATF and the Alcohol and Tobacco Tax Trade Bureau (TTB). The BATF, part of the Department of Justice, oversees the firearms, explosives and arson programs and the TTB, part of the Department of Treasury, handles the regulatory aspects of the alcohol and tobacco industries, to which we are subject.
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
      Because of the many various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies could determine that the Company has not complied with applicable licensing or permitting regulations or has not maintained the approvals necessary for it to conduct business within its jurisdiction. There can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results. Management believes the Company is operating in substantial compliance with applicable laws and regulations governing its operations.

Taxation
      The federal government and all of the states levy excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2.0 million barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of beer for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel. The Company has been able to take advantage of this reduced tax on the first 60,000 barrels of beers it produced. Additionally, the first 60,000 barrels of beer produced on behalf of the Company at the Portland Brewery under a contract brewing arrangement between the Company and Portland Brewing has also been taxed at the reduced rate. As discussed in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies,” the Company’s contract brewing arrangement with Portland Brewing is being reviewed by the TTB in connection with a pending audit of the Company and uncertainty exists as to whether the TTB will agree that the arrangement meets the requirements of federal law.
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

“Dram Shop” Laws
      The Company is subject to “dram shop” laws in most states where it currently operates and will potentially be subject to such statutes in certain other states for future sites. These laws generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, which it believes is consistent with coverage carried by other entities in the restaurant industry. However, a judgment against the Company under a “dram shop” statute in excess of the Company’s liability coverage could have a material adverse effect on the Company.
Trademarks
      The Company has obtained United States Trademark Registrations for several trademarks, including but not limited to Pyramid®, Pyramid Ales®, Pyramid Alehouse®, Pyramid Breweries®, Thomas Kemper®, MacTarnahan’s®, Portland Brewing® as well as trademarks and pending trademark applications on individual products and design logos. The Company regards its “Pyramid” family of trademarks and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its trademarks whenever possible and to vigorously oppose any infringement of its trademarks.
Environmental Regulations and Operating Considerations
      The Company’s operations are subject to a variety of extensive and changing federal, state, and local environmental laws, regulations, and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations, or ordinances may impose liability for the cost of remediation, and for certain damages resulting from sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in compliance with applicable environmental laws, and believes that any cost arising from existing environmental laws will not have a material adverse effect on the Company’s financial condition or results of operations. However, there can be no assurance that environmental laws will not become more stringent in the future or that the Company will not incur costs in the future in order to comply with such laws.
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
Employees
      At December 31, 2005, the Company employed 492 employees, including 61 in the brewery operations, 376 in the Alehouse segment, 42 in sales and marketing and 13 administrative capacities (including home office, administrative and executive personnel). No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes it maintains good relations with its employees.
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
Item 1A.     Risk Factors
      Liquidity. As of December 31, 2005, the Company had a cash balance of $416,000, accounts receivable of $2.8 million and negative working capital. In March 2006, the Company renegotiated its line of credit which makes available through March 2007, a $2.5 million line of credit. At December 31, 2005, there were no borrowings on the line of credit. Although the Company expects the initiatives discussed in “Liquidity and Capital Resources” to drive additional sales and eliminate redundant costs, there is no guarantee that the savings will be sufficient to meet the cash operating and investing needs of the Company.
      Beverage Competition. The domestic market in which the Company’s craft beers compete is highly competitive for many reasons, including the continuing proliferation of new beers and brew-pubs, efforts by regional craft brewers to expand their distribution, the introduction of fuller-flavored products by certain major national brewers, and underutilized craft brewing capacity. Additionally, a recent change in the Washington State law will make it easier for out-of-state brewers to ship directly to retailers rather than shipping through distributors, which could increase competition and create pricing pressure for companies such as ours that use traditional distribution channels. The Company anticipates that intensifying competition from craft beer and imported beer producers and excess capacity in the craft beer segment may adversely impact the Company’s operating margins. In addition, the larger national brewers have developed brands to compete directly with craft beers. These national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than the Company. There can be no assurance that the Company will be able to grow its volumes or be able to maintain its selling prices in existing markets or as it enters new markets.
      Alehouse Competition. The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with the Company, many of which have significantly greater financial resources, higher revenues and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic, demographic trends, the cost and availability of raw materials, labor and energy, purchasing power, governmental regulations and local competitive factors. Any change in these or other related factors could adversely affect the Company’s restaurant operations.
      Access to Markets. Most of the Company’s independent distributors are also distributors of national brewers, some of whom have used their greater influence and marketing resources to persuade those distributors to exclude the products of other breweries from their portfolios. Such actions by national brewers have the effect of reducing distribution options for the Company’s products. In addition, many independent distributors are moving towards consolidation to improve profit margins. Although the Company has not yet been negatively impacted by such events, it is possible that the Company could effectively be denied access to a market or markets by the tactics of the national brewers and further consolidation of independent distributors. In the states that comprise the majority of its sales, the Company has the option to distribute its products directly to retailers. However, there is no assurance that self-distribution can be done in an economic manner over large territories.
      Government Regulations, Policies and Audits. We could be adversely affected by changes in and compliance with governmental policies and regulations with respect to our products, including the adoption by the TTB of more restrictive application of the excise tax rules, which it recently announced would take effect beginning September 2006. The Company’s business is highly regulated at the federal, state and local levels, and its brewery and restaurant operations require various licenses, permits and approvals. The loss or revocation of any existing licenses, permits or approvals, or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where the Company intends to do business could have a material adverse effect on the ability of the Company to conduct its business. Further, federal regulations prohibit, among other things, the payment of slotting allowances to retailers for beer products. These regulations have the effect of preventing competitors with greater financial resources from excluding smaller brewers from retailers. If these regulations were repealed or substantially modified, there would likely be a material adverse effect on the Company’s business and operating results.
      TTB Audit. The TTB is currently auditing the Company’s federal excise tax returns and related operations for the period of May 1, 2003 to November 30, 2005. Among other operational and compliance matters that are being audited, the TTB is reviewing the Company’s contract brewing arrangement with Portland Brewing. Because the TTB audit is still underway, the Company is unable at this time to predict the outcome of the TTB’s review of this arrangement. The Company believes the outcome of the TTB’s audit is uncertain because of possible differences between the Company’s and the TTB’s interpretive positions on federal excise tax laws that relate to contract brewing arrangements due to the recently announced more restrictive application of the excise tax rules with respect to alternating proprietorships. Although the contract brewing arrangement between the Company and Portland Brewing is materially different from an alternating proprietorship arrangement, both may result in tax reductions relative to production by a single proprietor, and the TTB’s announcement regarding alternating proprietorships may indicate an intent to apply a restrictive interpretation of the excise tax rules that apply to contract brewing relationships. If the TTB were to conclude that the contract brewing arrangement with Portland Brewing did not, for some period, qualify under the applicable legal requirements for such arrangements, the Company believes that the TTB would impute to the Company the production and/or removals from bond of beer produced at the Brewery. In that case, the TTB could assert a claim against the Company for underpayment of federal excise taxes for prior periods, the aggregate exposure of which could amount to approximately $1.5 million, including penalties which could have a material adverse effect on the Company’s business and operating results.
      Retention of Management Personnel. Our success is dependent in large part on the continued employment and performance of key executive and managerial personnel and our ability to attract and retain additional highly qualified personnel. We compete for key personnel with other companies. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel, hire or retain other qualified personnel in the future, or if our key personnel decided to join a competitor or otherwise competed with us.
      Stock Price Volatility. The trading price of our common stock may be highly volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the craft beer, specialty beer or specialty restaurant markets;

•	announcements by us or our competitors of significant gains or losses of distributors, or new products, or other developments;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of a large number of shares of our common stock;

•	adverse litigation;

•	unfavorable legislative or regulatory decisions; and

•	general market conditions.
      In the past, companies that have experienced volatility in the market price of their stock have been the target of securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management attention, which could seriously harm our business.
      Selling Prices. The future selling prices the Company charges for its craft beer and other specialty beverages may decrease from historical levels due to increasing competitive pressures, which may adversely affect the Company’s revenues. The Company has and will continue to participate in price promotions with its wholesalers to their retail customers. Management believes that the number and frequency of the Company’s promotions may increase during 2006. Increased costs associated with these promotions may adversely affect the Company’s operating results.
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
      Public Safety and Health. The Company’s breweries and alehouses are subject to the Federal Food, Drug and Cosmetic Act, as well as other state laws and other regulations. The Company is also subject to “dram shop” laws in most states where it currently operates. These laws generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, which it believes is consistent with coverage carried by other entities in the restaurant industry. However, a judgment against the Company under a “dram shop” statute in excess of the Company’s liability coverage could have a material adverse effect on the Company. Additionally, multi-unit foodservice operations such as the Company’s can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant. The Company attempts to manage these factors, but the occurrence of any one of these factors could cause the entire Company, beverage and alehouse operations, to be adversely affected.
      Inclement Weather. Inclement weather conditions can impact customer traffic at our alehouses and cause the temporary underutilization of our seating capacity and adversely affect the Company’s operating results.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The Company owns two full production breweries, with adjacent restaurants located in Berkeley, California and Portland, Oregon and three alehouse restaurants in Sacramento and Walnut Creek, California; and Seattle, Washington. The Company also does small batch brewing at its three stand-alone alehouses, primarily for on-site consumption. The estimated total annual beer capacity of the five breweries was approximately 265,000 barrels at the end of 2005.

The Seattle Brewery and Alehouse
      In March 1995, the Company completed the Seattle Brewery, alehouse and corporate offices near downtown Seattle. During 2005, production at the Seattle Brewery was consolidated into the Portland Brewery in order to reduce production costs and help to meet rising demand for Pyramid branded products. The alehouse restaurant continues to produce beer locally in its small, on-site brewery. The Seattle flagship Alehouse seats 430 and has an outdoor seating area. The Company leases approximately 34,000 square feet of building area. The Seattle building lease expired in 2004, and the first option to extend the lease for an additional five year period was entered with remaining options to extend the lease term for two five-year periods. The Company also leases approximately 11,250 square feet of warehouse space adjacent to the Alehouse, the term of which expires in 2008. The Company is considering options for use of the former Seattle Brewery space. The Company has options to extend the lease term for two additional five-year periods.

The Berkeley Brewery and Alehouse
      Completed and opened in February 1997, the Berkeley Brewery and its adjacent Pyramid Alehouse are housed in a Company-owned building of approximately 93,000 square feet. The brewery has an estimated annual beer production capacity of 150,000 barrels. The Berkeley Brewery has a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding more fermentation capacity. The Berkeley Alehouse has seating for 350 plus an outdoor seating area. The building was originally leased in November 1995 and in July 2004 the Company exercised an option to purchase the facility at its fair market value.

The Portland Brewery and MacTarnahan’s Taproom
      Acquired on July 31, 2004, the Portland Brewery facility and MacTarnahan’s Taproom restaurant are housed in two leased adjacent buildings of approximately 40,000 square feet. These buildings are leased under two separate leases of varying lengths of up to five years with multiple five year options to extend both of the lease terms. The current leases expire in 2006, 2008 and 2014. The brewery has an estimated annual beer production capacity of 120,000 barrels. The Portland Brewery has a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding more fermentation capacity. The MacTarnahan’s Taproom restaurant has seating for 170 plus an outdoor seating area. We have subleased the Portland Brewery and leased related brewery equipment to Portland Brewing in connection with a contract brewing arrangement. The brewery sublease is effective retroactively from to August 2004 and terminates in 2006 unless earlier terminated. Portland Brewing has the option to extend the term of the sublease for three renewal terms of five years each. Additionally, we have subleased the MacTarnahan’s Taproom to Portland Brewing. The alehouse sublease is effective retroactive to August 2004 and terminates in 2014 unless earlier terminated. Portland Brewing has the option to extend the term for two renewal terms of five years each.

The Walnut Creek Alehouse
      Completed and opened in May 2002, the Walnut Creek Alehouse is located in a leased building of approximately 7,800 square feet. The restaurant has a small, on-site brewery with an estimated annual beer production capacity of 2,600 barrels. The Walnut Creek Alehouse has seating for 275 plus an outdoor seating area. The building was leased commencing in October 2001 for an initial 11-year term, with options to extend the lease term for three five-year periods and one final option for a four-year period.

The Sacramento Alehouse
      Completed and opened in July 2003, the Sacramento Alehouse is located in a leased building of approximately 9,500 square feet. The restaurant has a small, on-site brewery with an estimated annual beer production capacity of 1,600 barrels. The Sacramento Alehouse has seating for 295 plus an outdoor seating area. The building lease was entered into April 2002, commencing in July 2003 for an initial 10-year and 8-month term, with options to extend the lease term for two five-year periods.

Item 3.	Legal Proceedings
      The Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock trades on the NASDAQ Stock Market’s National Market under the ticker symbol “PMID.” The following table sets forth the high and low reported sales prices and the cash dividends paid per share of Pyramid Breweries Inc.’s common stock:

			Dividend
	High	Low	Paid

2005
First Quarter	$2.19	$1.75	$—
Second Quarter	1.91	1.39	—
Third Quarter	2.47	1.76	—
Fourth Quarter	3.37	2.07	—
2004
First Quarter	$3.72	$2.96	$0.044
Second Quarter	3.40	2.05	0.022
Third Quarter	2.46	2.02	0.022
Fourth Quarter	2.30	1.97	0.022
      On March 15, 2006, the Company had approximately 325 stockholders of record. The last reported sale price per share on March 15, 2006, was $2.45.
      In December 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2.0 million of the Company’s outstanding common stock on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. At December 31, 2005, approximately $1.1 million of the Company’s outstanding common stock was available from board authorizations to repurchase. The Company has not repurchased any shares under the stock buyback plan since November 2001.
Dividend Policy
      In February 2005, the Company announced that its Board of Directors determined to cease paying dividends at this time in order to reinvest the Company’s positive cash flow back into the business. The Company does not anticipate paying dividends in the foreseeable future. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, bank covenants and on such other factors as the Company’s Board of Directors may in its discretion consider relevant.
Sale of Unregistered Securities
      None.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share and operating data)

	Year Ended December 31,

	2005	2004(1)	2003	2002	2001

Consolidated Statements of Operation Data:
Gross sales	$50,886	$42,176	$36,378	$35,523	$31,995
Less excise taxes	2,528	2,092	1,753	1,711	1,572

Net sales	48,358	40,084	34,625	33,812	30,423
Cost of sales	38,001	32,803	27,875	25,455	23,161

Gross margin	10,357	7,281	6,750	8,357	7,262
Selling, general and administrative expenses	11,364	10,050	8,260	8,583	8,845
Operating loss	(1,007)	(2,769)	(1,510)	(226)	(1,583)
Other income, net	(45)	44	315	380	542

(Loss) income before income taxes	(1,052)	(2,725)	(1,195)	154	(1,041)
(Provision) benefit for income taxes	(3)	(4)	(3)	98	(574)

Net (loss) income	$(1,055)	$(2,729)	$(1,198)	$252	$(1,615)

Basic net (loss) income per share	$(0.12)	$(0.32)	$(0.14)	$0.03	$(0.20)

Weighted average basic shares outstanding	8,794	8,578	8,452	8,203	7,987

Diluted net (loss) income per share	$(0.12)	$(0.32)	$(0.14)	$0.03	$(0.20)

Weighted average diluted shares outstanding	8,794	8,578	8,452	8,243	7,987

Cash dividends declared per share	$—	$0.088	$0.176	$0.176	$0.176

Balance Sheet Data:
Cash and cash equivalents and accounts receivable	$3,254	$2,116	$2,839	$2,540	$1,851
Working capital	(972)	(2,167)	1,745	3,783	4,728
Fixed assets, net	26,666	28,859	21,406	20,682	20,523
Total assets	33,903	34,316	27,784	29,295	29,605
Stockholders’ equity	18,911	19,773	22,203	24,536	25,224
Operating Data (in barrels):
Beer shipped	185,000	142,000	115,000	117,000	111,000
Soda shipped	45,000	41,000	44,000	47,000	46,000

Total shipped	230,000	183,000	159,000	164,000	157,000

Beer production capacity at year-end	265,000	334,000	204,000	203,000	200,000

(1)	On July 31, 2004, the Company completed its purchase of certain Portland Brewing Company (Portland Brewing) assets which included assets of the brewery and alehouse. The Company reports revenues under the commercial arrangements with Portland Brewing on a gross basis in accordance with EITF 99-19,

Reporting Revenue Gross as a Principal versus Net as an Agent as it is a principal (See Notes 1 and 2 to the Consolidated Financial Statements), and as such, the results of operations of Portland Brewing are included in Pyramid’s consolidated statements of operations for the full year in 2005 and for the five month period ended December 31, 2004 (since the July 31, 2004 inception). This acquisition materially affects the comparability of operating results for 2004 to earlier periods presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      This report contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements concerning future performance, developments or events, concerning potential sales, restaurant expansion, production capacity, pending agreements with third parties and any other guidance on future periods, constitute forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof, or comparable terminology. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control and which could cause actual results or outcomes to differ materially from our stated expectations. See Item 1A of Part I, “Risk Factors.” Any forward-looking statements are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except as may be required by law. The Company’s actual future results could differ materially from those projected in the forward-looking statements. Some factors, which could cause future actual results to differ materially from the Company’s recent results or those projected in the forward-looking statements, are described in Item 1a. Risk Factors and Forward Looking Statements below. The Company assumes no obligation to update the forward-looking statements for such factors.
Overview
      Pyramid Breweries Inc. is engaged in the brewing, marketing and selling of craft beers and premium sodas. The Company operates two restaurants adjacent to its full production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouses located in Walnut Creek and Sacramento, California and Seattle, Washington. The Company’s Portland Brewery is operated by Portland Brewing pursuant to a contract brewing arrangement and the MacTarnahan’s Taproom is subleased to Portland Brewing but managed by the Company pursuant to another commercial arrangement. As of December 31, 2005, the Company’s products were distributed in approximately 38 states within the U.S. through a network of selected independent distributors and brokers. The Company’s core beer brands include Pyramid and MacTarnahan’s, and the Company also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label.
      The Company’s revenues consist primarily of sales of beer and soda to third-party distributors who distribute to independent retailers and retail sales of beer, soda, food, apparel and other items in its alehouse restaurants. For the years ended December 31, 2005, 2004 and 2003 respectively, approximately 68.2%, 65.1% and 64.1% of the Company’s net sales were sales of beer and soda to third party distributors, while total retail alehouse sales accounted for 31.8%, 34.9% and 35.9%, respectively.
      The Company sells its craft beers in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on the Company’s draft products are typically higher as a percentage compared to bottled products. Changes in the proportion of sales of bottled and draft products therefore will affect the Company’s gross margin. For 2005 and 2004, approximately 60% and 57%, respectively, of the Company’s sales of craft beers were bottled products.
      On July 31, 2004, the Company completed its purchase of certain Portland Brewing Company (Portland Brewing) assets which included assets of the brewery and alehouse for total consideration including transaction costs of approximately $4.5 million, consisting of a combination of assumed liabilities, cash and 445,434 shares of Pyramid common stock valued at $3.26 per share. The terms of the transaction also include a 5-year earn out (earn-out) which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period. For the years ended December 31, 2005 and 2004, there were no amounts owed under the earn-out. In addition to the purchase price, the Company incurred an additional $388,000 in transaction costs, including consulting fees and amounts relating to legal and accounting charges. At the time of the acquisition, the Company entered into a contract brewing arrangement and other commercial arrangements with Portland Brewing whereby the Company subleases to Portland Brewing the premises on which the Portland Brewery is located and leases to Portland Brewing certain brewery equipment, engages Portland Brewing to produce certain Company-branded beers on those premises, provides employees to Portland Brewing for Portland Brewing’s use in brewery operations, subleases to Portland Brewing the premises on which the MacTarnahan’s Taproom is located, and provides staffing and on-site management of the alehouse. The Company reports revenues under the commercial arrangements with Portland Brewing on a gross basis in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent as it is a principal (See Note 1 to the Consolidated Financial Statements), and as such, the results of operations of Portland Brewing are included in Pyramid’s consolidated statements of operations for the full year in 2005 and for the five month period ended December 31, 2004 (since the July 31, 2004 inception).
      During the second quarter of 2005, the Company decided to consolidate brewery operations by moving all Seattle production to the Portland Brewery operated by Portland Brewing in an effort to reduce production costs and streamline production and distribution. Subsequently, in August 2005, the Company sold substantially all equipment located in the Seattle, Washington brewing facility, resulting in a reported gain of approximately $415,000 for the year ended December 31, 2005. The Seattle Alehouse restaurant continues to produce beer locally in its small, on-site brewery.
Results of Operations

Years Ended December 31, 2005 and 2004
      Gross Sales. Gross sales increased 20.7%, or $8.7 million, to $50.9 million for the year ended December 31, 2005, from $42.2 million in 2004. Wholesale beverage sales increased 26.1%, or $7.4 million, to $35.5 million as a result of a 25.7% increase in total beverage shipments to 230,000 barrels. Strong craft beer category sales in key West Coast markets contributed to increases in beer shipments of 30.3% over the prior year. Pyramid brands accounted for 14.9% of this increase with beer shipments of 139,000 barrels in 2005, compared to 121,000 barrels in 2004. Thomas Kemper Soda shipments increased 9.8% across all flavors in 2005, to 45,000 barrels, as compared to 41,000 barrels shipped during 2004. Also contributing to the growth in sales was a full year of sales from the MacTarnahan’s Brand Family, acquired in the 2004 asset purchase agreement with Portland Brewing. Alehouse sales of $15.4 million improved 9.7% over a year ago primarily due to a full year of sales in 2005 for the MacTarnahan’s Taproom, acquired in the 2004 asset purchase agreement with Portland Brewing.
      Excise Taxes. Excise taxes were 7.1% and 7.4% of gross beverage sales for the years ended December 31, 2005 and 2004, respectively. Per barrel shipped excise taxes in 2005 decreased to $14.30 per barrel as compared to $15.49 for the same period in 2004. Federal taxes paid on beer shipments is determined by the level of shipments. A 60,000 barrel threshold exists at the federal level, resulting in incremental volume being taxed at $18 per beer barrel rate versus a $7 per beer barrel rate on production below 60,000 barrels. State taxes per barrel vary on a state by state basis. The decrease in excise taxes as a percentage of gross beverage sales in 2005 is related to a greater portion of beverage sales to states with lower excise taxes and in which distributors pay the excise tax as well as contract brewing arrangements in which the Company incurs lower costs.
      Gross Margin. Gross margin increased 42.2% to $10.4 million in 2005 from $7.3 million in 2004. The gross margin increased primarily as a result of higher sales volumes in the beverage segment in conjunction with a decrease in the per barrel costs for the year ended December 31, 2005, resulting from cost reduction initiatives related to consolidating production operations, offset partially by increased freight costs. Gross margin as a percentage of net sales increased to 21.4% for the year ended December 31, 2005, as compared to 18.2% in 2004.
      The following table represents the gross margin comparisons and changes by segment for the years ended December 31, 2005 and 2004 (in thousands):

		% of		% of
		Segment		Segment
Gross Margin	2005	Net Sales	2004	Net Sales	$ Change	% Change

Beverage Segment	$9,911	30.0%	$6,843	26.2%	$3,068	44.8%
Alehouse Segment	446	2.9%	438	3.1%	8	1.8%

Total	$10,357	21.4%	$7,281	18.2%	$3,076	42.2%

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13.1%, or $1.3 million, to $11.4 million for the year ended December 31, 2005, from $10.1 million in 2004. The additional expense was primarily attributed to a $1.0 million increase in selling and marketing expense for package redesign work released in the third quarter and an increase in the size of the Company’s sales force to support efforts to grow the Pyramid brands. Selling and marketing expenses for the period ended December 31, 2005 totaled $5.1 million and $2.4 million, respectively, or 15.6% and 7.3% of net beverage sales, respectively, in comparison to $4.5 million and $2.1 million, respectively, or 17.1% or 8.2%, respectively for 2004. General and administrative expenses for the period ended December 31, 2005 were $3.8 million compared to $3.5 million for the same period in 2004, primarily due to bonuses, executive stock-based compensation, and professional and director fees.
      Other Income (Expense), net. Other income (expense), net decreased to ($45,000) for the year ended December 31, 2005, from $44,000 in 2004, primarily due to an increase in interest expense. Interest expense for the year ended December 31, 2005 was ($520,000) in comparison to ($224,000) for 2004, largely due to the interest associated with the Berkeley facility mortgage and the interest on borrowings under the Company’s line of credit, partially offset by sublease income of $217,000.
      Income Taxes. As of December 31, 2005, the Company had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. The Company does not believe that its net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. The Company will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
      Net Loss. The Company reported a net loss of $1.1 million for the year ended December 31, 2005 compared to a net loss of $2.7 million in 2004. The decrease in net loss of $1.7 million was primarily due to the $415,000 gain realized on the sale of excess production equipment from the Seattle brewery facility, as well as beverage sales volume increases, and the cost reduction initiatives relating to consolidating production operations, partially offset by increased freight costs and additional sales and marketing activities.

Years Ended December 31, 2004 and 2003
      Gross Sales. Gross sales increased 15.9%, or $5.8 million, to $42.2 million for the year ended December 31, 2004, from $36.4 million in 2003. Wholesale beverage sales increased 17.6%, or $4.2 million, to $28.2 million as a result of a 15.0% increase in total beverage shipments to 183,000 barrels. Strong craft beer category sales in key West Coast markets contributed to increases in beer shipments of 23.5% over prior year. Pyramid brands accounted for approximately 9.0% of this increase with beer shipments of 121,000 barrels in 2004, compared to 111,000 barrels in 2003. Additionally, 19,000 barrels from the Portland Brewing arrangement entered into on July 31, 2004 contributed to beer shipment growth, partially offset by a 6.8% decrease in Thomas Kemper Soda shipments to 41,000 barrels in 2004, compared to 44,000 barrels in 2003. Alehouse sales of $14.0 million improved 12.8% over a year ago primarily as a result of the acquisition of the MacTarnahan’s Taproom alehouse in connection with the July 2004 transaction with Portland Brewing which contributed approximately $865,000 in sales. The remaining increase in alehouse sales is attributable to a full year of revenues from the Sacramento Alehouse.
      Excise Taxes. Excise taxes were 7.4% and 7.3% of gross beverage sales in 2004 and 2003, respectively. The increase in excise taxes is directly related to the increase in the volume of beer shipments.
      Gross Margin. Gross margin increased 7.9% to $7.3 million in 2004 from $6.8 million in 2003. The gross margin increased primarily as a result of higher sales volumes and net selling prices. Gross margin as a percentage of net sales decreased to 18.2% for the year ended December 31, 2004, as compared to 19.5% in 2003, resulting from an increase in freight costs during 2004.
      The following table represents the gross margin comparisons and changes by segment for the years ended December 31, 2004 and 2003 (in thousands):

		% of		% of
		Segment		Segment
Gross Margin	2004	Net Sales	2003	Net Sales	$ Change	% Change

Beverage Segment	$6,843	26.2%	$6,031	27.2%	$812	13.5%
Alehouse Segment	438	3.1%	719	5.8%	(281)	(39.1)%

Total	$7,281	18.2%	$6,750	19.5%	$531	7.9%

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 21.7% or $1.8 million to $10.1 million for the year ended December 31, 2004, from $8.3 million in 2003. The additional expense is primarily attributable to an increase in selling expense of $728,000 and a $330,000 increase in marketing expenses related to advertising, special events and promotions. Selling and marketing expenses for the period ended December 31, 2004 totaled $4.5 million and $2.1 million, or 17.1% and 8.2% of net beverage sales, respectively, in comparison to $3.7 million and $1.8 million, or 16.8% and 8.1%, respectively for 2003. General and administrative expenses for the period ended December 31, 2004 were $3.5 million compared to $2.6 million as a result of approximately $797,000 relating to severance and other costs, additional legal, accounting and compliance costs in 2004.
      Other Income (Expense), net. Other income (expense), net decreased 86.0% to $44,000 in 2004 from $315,000 in 2003. Interest expense and loan fee amortization for the Berkeley building and land purchase was ($220,000) and ($46,000), respectively, in 2004. This was offset by sublease income of $90,000 in 2004. Both lower investment balances and lower rates of interest earned on cash equivalents and short-term investments caused the decline in interest income. Interest income was $22,000 and $56,000 for the years ended December 31, 2004 and 2003, respectively. Parking income was $188,000 and $216,000 for the years ended December 31, 2004 and 2003, respectively.
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
      Net Loss. The Company reported a net loss of $2.7 million for the year ended December 31, 2004 compared to a net loss of $1.2 million in 2003. The increase in net loss was the result of the increasing cost of sales and selling, general and administrative expenses, as described above.
Liquidity and Capital Resources
      The Company had a $416,000 balance of cash and cash equivalents and a $2.8 million accounts receivable balance at December 31, 2005, a combined improvement of $1.1 million over the prior year balances of cash and cash equivalents and accounts receivable. The Company’s working capital remained negative at $972,000, but had improved substantially over negative working capital of $2.2 million at

December 31, 2004, which resulted primarily from the Company using available cash in 2004 toward the purchase of the Portland Brewing assets. Working capital continues to be impacted by seasonality, the Portland Brewing integration costs and underutilized brewing capabilities.
      Net cash provided in operating activities for the year ended December 31, 2005 remained essentially flat in comparison with 2004, at $1.3 million, primarily due to the $1.1 million net loss for the year, which included a $415,000 gain on the sale of excess brewery equipment, compared to $2.7 million net loss in the same period last year, offset by an increase in accounts receivable of $813,000 for the comparative periods.
      Net cash used in investing activities decreased $1.9 million to approximately $198,000 for the year ended December 31, 2005 compared to $2.1 million in 2004. The net cash used in investing activities for the year ended December 31, 2005, was due to capital purchases of $981,000 primarily related to the consolidation of brewing activities to the Portland Brewery site and other brewery projects which approximated $362,000, the purchases of approximately $364,000 of new kegs, as well as alehouse projects of $180,000, offset by proceeds from the sale of excess brewery equipment of approximately $783,000. The net cash used in investing activities for the year ended December 31, 2004, was primarily due to the $1.4 million acquisition of certain Portland Brewing assets, and purchases of fixed assets approximating $1.0 million which included purchases of brewery equipment and improvements totaling approximately $415,000.
      Net cash used in financing activities totaled approximately $646,000 for the year ended December 31, 2005, compared to approximately $766,000 for 2004. The decrease in net cash used in financing activities from 2004, was primarily due to a $944,000 decrease in cash dividends paid, offset by an increase in cash paid on the line of credit of approximately $800,000. Additionally, the Company incurred a financing cash requirement of $365,000 related to the buyback of Company stock from the former CEO in the year ended December 31, 2004.
      In March 2006, the Company renegotiated its line of credit agreement with First Mutual bank which makes available through March 31, 2007, a $2.5 million line of credit. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (See Note 18 to the Consolidated Financial Statements). Any borrowings are subject to an interest rate of prime plus 1%, fully floating, with a 1% commitment fee. Under the terms of the agreement, the Company must limit capital expenditures to $1.4 million and adhere to certain financial performance covenants with a restriction on the payment of future dividends.
      Although the Company had a working capital deficit as of December 31, 2005, because the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates as a cash business, the Company typically tends to collect within 30 days of a sale or immediately upon sale. Therefore, the Company generally does not require significant cash on hand to meet operating needs. Even considering a possible adverse outcome from the TTB audit, the Company believes that its cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit, capital asset leasing and payment plan alternative would provide adequate working capital to meet the Company’s needs.
      Further, management believes that the 2005 consolidation of the majority of the Company’s Seattle brewery production into the Portland brewery will reduce production costs and help to meet rising demand for Pyramid branded products. The Company plans to continue its focus on initiatives to further improve operating results which include driving sales volume growth of its core brand families in order to deliver revenue growth, increasing capacity utilization while decreasing fixed production costs through capital investment, judicious use of sales and marketing investment in programs which deliver positive returns, and achieving further operating efficiencies in the breweries to reduce costs and improve margin delivery. The Company will continue to evaluate opportunities for continued improvements and financial performance. However, management anticipates utilizing the funds under the Company’s line of credit during the seasonally slow winter months, and it is possible that some or all of the Company’s cash requirements may not be met by these activities, which would require the Company to seek additional capital from other sources. Alternative sources of capital may not be available to the Company on attractive terms or at all.

      Other measures taken to manage cash flows include the Board of Director’s decision announced in February 2005, to cease paying dividends in order to reinvest the Company’s positive cash flow back into the business. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, bank covenants and on such other factors as the Company’s Board of Directors may in its discretion consider relevant.
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
Contractual Obligations
      At December 31, 2005, the Company’s commitment to make future payments under contractual obligations was as follows (in thousands):

		Less than			After
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating leases	$5,518	990	1,816	1,396	1,316
Note payable(1)	$7,770	99	215	243	7,213

(1)	The amounts are principal only payments as stated in securitized financing arrangement for the Berkeley Facility purchase.
      In conjunction with the Portland Brewing asset purchase, the Company entered into a 5-year earn-out (earn-out) agreement with Portland Brewing Company which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period. For the years ended December 31, 2005 and 2004, there were no amounts owed under the earn-out.
      The Company has obligations in the form of revenue sharing provisions in certain alehouse lease agreements, based on the excess of the percentage of revenue over the minimum lease payment. For the years ended December 31, 2005, 2004, and 2003 there were no amounts owed under revenue sharing agreements.
Contingencies
      The federal Alcohol and Tobacco Tax and Trade Bureau (TTB), which adopts and administers federal excise tax rules, is currently auditing the Company’s federal excise tax returns and related operations for the period of May 1, 2003 to November 30, 2005. Among other operational and compliance matters that are being audited, the TTB is reviewing the Company’s contract brewing arrangement with Portland Brewing. Because the TTB audit is still underway, the Company is unable at this time to predict the outcome of the TTB’s review of this arrangement.
      The Company believes the outcome of the TTB’s audit is uncertain because of possible differences between the Company’s and the TTB’s interpretive positions on federal excise tax laws that relate to contract brewing arrangements. The TTB recently announced that beginning September 2006, it will adopt a more restrictive application of the excise tax rules with respect to two or more small brewers operating alternatively at the same brewery, an arrangement known under federal regulations as “alternating proprietorships.” Although the contract brewing arrangement between the Company and Portland Brewing is materially different from an alternating proprietorship arrangement, both may result in tax reductions relative to production by a single proprietor, and the TTB’s announcement regarding alternating proprietorships may indicate an intent to apply a restrictive interpretation of the excise tax rules that apply to contract brewing relationships.
      If the TTB were to conclude that the contract brewing arrangement with Portland Brewing did not, for some period, qualify under the applicable legal requirements for such arrangements, the Company believes that the TTB would impute to the Company the production and/or removals from bond of beer produced at the Brewery. In that case, the TTB could assert a claim against the Company for underpayment of federal excise taxes for prior periods, as well as interest and penalties. In particular, if the TTB concluded that the arrangement with Portland Brewing during prior periods did not qualify as a contract brewing arrangement, the TTB may assess an amount equal to the standard $18.00 per barrel excise tax on all production and removals from bond at the Brewery, as well as interest and penalties. Including penalties, the Company’s aggregate exposure could amount to approximately $1.5 million for the period from August 1, 2004, when the contract brewing arrangement went into effect, through December 31, 2005.
      An assessment of the magnitude of the high end of the range would materially adversely affect the Company’s liquidity. Moreover, an adverse determination by the TTB could deny the Company the intended financial benefits of the arrangements in future periods, which could negatively impact the Company’s profitability in the future. The Company would consider appealing any adverse determination by the TTB. If the Company elected not to appeal the TTB’s determination or was not successful on appeal, it would pursue a number of alternatives to minimize the impact on the Company’s liquidity. First, the Company would attempt to negotiate a deferred payment plan for any significant assessment. The Company believes that acceptance of installment payment of such an assessment would be consistent with past TTB practice. Second, the Company has available its line of credit which could be used to satisfy a significant portion of any assessment by the TTB. If necessary, the Company would seek to arrange other financing to provide funds for the satisfaction of any significant TTB assessment. The Company can provide no assurance that a deferred payment plan could be worked out with the TTB, that it will be successful in renewing its existing line of credit, or that it will be able to arrange other financing.
      In addition to the matter discussed above, the Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.
Critical Accounting Policies
      To prepare financial statements that conform with accounting principles generally accepted in the United States (US GAAP), management must select and apply accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our accounting estimates and judgments on an on-going basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
      Inventory. Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis and market represents the lower of replacement cost or estimated net realizable value. The Company regularly reviews its inventories for the presence of excess and obsolete inventory using criteria such as age, quality, seasonal demand forecasts and branding changes, and writes-off or adjusts the inventory to carrying value.

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
      Goodwill Impairment. The Company reviews its goodwill, which relates entirely to the Company’s previous acquisition of Thomas Kemper Soda, annually for impairment, or when events or changes in circumstances occur.
      Revenue Recognition. Revenue is recognized at the time of shipment, when the title of the Company’s products passes to the customer in accordance with distributor sales agreements and collectibility is probable. The Company does not have standard terms that permit return of product. The costs for product returns is recorded in cost of sales and revenue is reduced at the value of the original sales price in the period that the product is returned.
      Beverage segment revenues under the commercial arrangements with the Portland Brewing Company are recorded on a gross basis pursuant to the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent as it is a principal in accordance with the indicators which include the following: (i) being the primary obligor in the arrangement; (ii) having latitude in establishing price; (iii) having discretion in supplier selection; (iv) determination of product or service specifications; and (v) having credit risk.
      Realization of Deferred Tax Assets. The Company evaluates its ability to realize its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The evaluation of the realizability of the deferred tax assets is based on existing deferred tax liabilities and an assessment of the Company’s ability to generate future U.S. taxable income. The Company records a valuation allowance to the extent that recovery is not likely. If circumstances related to the Company’s ability to generate future U.S. taxable income change, the Company’s evaluation of its ability to realize its deferred tax assets could materially change.
      Promotional Activities. Throughout the year, the Company’s sales force engages in promotional activities with the Company’s distributor and retail customers. In connection with financial statement preparation and other financial reporting, management is required to make certain estimates and assumptions regarding the amount and timing of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions. If management’s estimates and assumptions differ from the actual promotional activities incurred a timing difference could result either understating or overstating the actual promotional activity expense in a subsequent period. Because of the nature of promotional activities and the historical trends used in management analysis, management does not consider the potential timing differences to be a significant risk in the financial statement presentation.
      Allowance for Keg Deposits. The Company purchases kegs from vendors and records these assets in property, plant and equipment. When the kegs are shipped to the distributors, a keg deposit is collected based on, among other things, the size of the keg and the destination point and is refunded to the distributors upon return of the kegs to the Company. The keg deposit liability is recorded as a current liability. On a periodic basis, typically annually, management is required to make certain estimates regarding the physical count of kegs in the marketplace, estimated loss of kegs, expectations regarding keg returns and assumptions that affect the reported amounts of keg deposit liabilities and keg assets in property, plant and equipment at the date of the financial statements. Actual keg deposit liability could differ from the estimates.
Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-Based Payment (Revised 2004),” which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (SAB) No. 107 which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. In April 2005, the SEC issued a press release that amends the required adoption date of SFAS No. 123R as no later than the first fiscal year beginning after June 15, 2005, which will be effective for its quarterly results as of and for the period ending March 31, 2006. The Company will adopt the modified prospective transition method and is currently evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards. The Company currently estimates that the adoption will increase the Company’s reported operating expenses for 2006 by approximately $30,000 to $40,000.
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
      In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” which states that rental costs associated with operating leases must be recognized as rental expense allocated on a straight-line basis over the lease term, which includes the construction period. FSP FAS 13-1 is effective for the reporting periods beginning after December 15, 2005. The Company does not expect FSP FAS 13-1 to have a material impact on its financial position, results of operations or cash flows.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized as current-period charges. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Company has not and does not currently have any intention to hold any derivative instruments or engage in hedging activities. Also, the Company did not have any outstanding variable rate debt as of December 31, 2005 due to the fact that it did not have an outstanding balance on the line of credit. Further, the Company does not enter into significant transactions denominated in foreign currency. Accordingly, the Company’s direct exposure to risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Pyramid Breweries Inc.
      We have audited the accompanying consolidated balance sheets of Pyramid Breweries Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pyramid Breweries Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Moss Adams LLP
Seattle, Washington
March 28, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors
Pyramid Breweries Inc.
      We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Pyramid Breweries Inc. for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Pyramid Breweries Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Seattle, Washington
January 23, 2004

PYRAMID BREWERIES INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$416	$—
Accounts receivable, net of $20 and $32 allowance	2,838	2,094
Inventories	1,841	2,129
Prepaid expenses and other	716	421

Total current assets	5,811	4,644
Fixed assets, net	26,666	28,859
Goodwill	415	415
Intangibles	163	209
Escrow reserve	623	—
Other assets	225	189

Total assets	$33,903	$34,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,243	$2,776
Accrued expenses	2,770	2,682
Refundable deposits	596	582
Line of credit	—	400
Current portion of long-term financing	99	83
Note payable — current	—	20
Deferred rent — current	75	75
Dividends payable	—	193

Total current liabilities	6,783	6,811
Long-term financing, net of current	7,671	7,117
Deferred rent, net of current	538	615
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000
Issued and outstanding shares — 8,806,000 and 8,776,000 at December 31, 2005 and 2004, respectively	88	88
Additional paid-in capital	37,343	37,214
Deferred stock-based compensation	(320)	(384)
Accumulated deficit	(18,200)	(17,145)

Total stockholders’ equity	18,911	19,773

Total liabilities and stockholders’ equity	$33,903	$34,316

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Gross sales	$50,886	$42,176	$36,378
Less excise taxes	2,528	2,092	1,753

Net sales	48,358	40,084	34,625
Cost of sales	38,001	32,803	27,875

Gross margin	10,357	7,281	6,750
Selling, general and administrative expenses	11,364	10,050	8,260

Operating loss	(1,007)	(2,769)	(1,510)
Other (expense), income, net	(45)	44	315

Loss before income taxes	(1,052)	(2,725)	(1,195)
Provision for income taxes	(3)	(4)	(3)

Net loss	$(1,055)	$(2,729)	$(1,198)

Basic and diluted net loss per share	$(0.12)	$(0.32)	$(0.14)

Weighted average basic and diluted shares outstanding	8,794,000	8,578,000	8,452,000

Cash dividends declared per share	$—	$0.088	$0.176
See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Note
	Common Stock		Additional	Receivable-	Deferred		Total
			Paid-In	Related-	Stock-Based	Accumulated	Stockholders’
	Shares	Amount	Capital	Party	Compensation	Deficit	Equity

	(In thousands)
Balance, December 31, 2002	8,504	$85	$36,041	$(782)	$(47)	$(10,761)	$24,536
Net loss	—	—	—	—	—	(1,198)	(1,198)
Dividends declared	—	—	—	—	—	(1,507)	(1,507)
Stock issued via employee stock purchase plan	25	—	58	—	—	—	58
Exercised stock options	91	1	203	—	—	—	204
Stock-based compensation	—	—	72	—	20	—	92
Note repayment	—	—	—	18	—	—	18

Balance, December 31, 2003	8,620	$86	$36,374	$(764)	$(27)	$(13,466)	$22,203
Net loss	—	—	—	—	—	(2,729)	(2,729)
Dividends declared	—	—	—	—	—	(950)	(950)
Stock issued via employee stock purchase plan	472	5	1,530	—	—	—	1,535
Exercised stock options	71	1	163	—	—	—	164
Stock-based compensation	—	—	376	—	(357)	—	19
Note repayment	—	—	—	764	—	—	764
Shares repurchased and retired	(387)	(4)	(1,229)	—	—	—	(1,233)

Balance, December 31, 2004	8,776	$88	$37,214	$—	$(384)	$(17,145)	$19,773
Net loss	—	—	—	—	—	(1,055)	(1,055)
Stock issued via employee stock purchase plan	29	—	47	—	—	—	47
Exercised stock options	1	—	—	—	—	—	—
Stock-based compensation	—	—	82	—	64	—	146

Balance, December 31, 2005	8,806	$88	$37,343	$—	$(320)	$(18,200)	$18,911

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,055)	$(2,729)	$(1,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,765	2,668	2,443
Stock-based compensation expense	146	19	92
Interest expense	—	4	5
(Gain) loss on sale of fixed assets	(415)	10	2
Deferred rent	(78)	(133)	639
Changes in operating assets and liabilities:
Accounts receivable	(744)	69	663
Inventories	289	83	(64)
Prepaid expenses and other	(347)	94	(192)
Accounts payable and accrued expenses	556	1,243	212
Refundable deposits	143	(10)	(19)

Net cash provided by operating activities	1,260	1,318	2,583

INVESTING ACTIVITIES:
Purchases of short-term investments	—	—	(2,455)
Proceeds from the sale and maturities of available-for-sale securities	—	492	5,205
Acquisitions of fixed assets	(981)	(1,002)	(3,142)
Proceeds from sale of fixed assets	783	11	—
Acquisition of Portland Brewing Company Assets	—	(1,416)	—
Acquisition of Berkeley facility land and building	—	(195)	—

Net cash used in investing activities	(198)	(2,110)	(392)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issuance through the employee stock purchase plan	47	224	262
Net borrowings (cash paid) on line of credit	(400)	400	—
Deferred financing fees	—	(68)	—
Notes receivable	—	—	31
Note payable	(100)	(20)	(20)
Borrowings on short-term note payable to related party	—	200	—
Cash dividends paid	(193)	(1,137)	(1,502)
Purchase and retirement of common stock	—	(365)	—

Net cash used in financing activities	(646)	(766)	(1,229)

Increase (decrease) in cash and cash equivalents	416	(1,558)	962
Cash and cash equivalents at beginning of year	—	1,558	596

Cash and cash equivalents at end of year	$416	$—	$1,558

SUPPLEMENTAL DATA:
Interest paid	$520	$220	$—
Acquisition of Berkeley facility for debt	—	7,000	—
Stock issued for purchase of Portland Brewing Company assets	—	1,474	—
Notes receivable repaid through stock repurchase	—	843	—
See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies

The Company
      Pyramid Breweries Inc., or Pyramid or the Company, a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and sodas. The Company owns breweries and restaurants in Seattle, Washington; Portland, Oregon; and in Berkeley, Walnut Creek, and Sacramento, California, (as of December 31, 2005, the Company’s products were distributed in approximately 38 states within the U.S.) The Company sells its products through a network of selected independent distributors and alehouses located primarily in Washington, Oregon and California with two of its restaurants adjacent to its breweries under the Pyramid Alehouse and MacTarnahan’s Taproom brand names. The Company’s core beer brands include Pyramid and MacTarnahan’s along with its smaller product lines reported under the Allied Brand designation. The Company also manufactures a line of gourmet sodas under the Thomas Kemper Soda Company label.

Basis of Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PBC Acquisition, LLC, and Pyramid Gilman Street Property, LLC. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with multiple financial institutions.

Fair Value of Financial Instruments
      As of December 31, 2005 and 2004, the carrying amounts for cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments.

Accounts Receivable
      The Company’s accounts receivable balance includes balances from trade sales primarily from the sale of wholesale beer and soda products. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts of $20,000 and $32,000 as of December 31, 2005 and 2004, respectively, are netted against accounts receivable. The change in allowance for doubtful accounts to $20,000 as of December 31, 2005 is primarily due to write-offs of accounts receivable.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual cost, on a first-in, first-out basis and market represents the lower of replacement cost or estimated net realizable value. The Company regularly reviews its inventories for the presence of excess and obsolete inventory using criteria such as age, quality, seasonal demand forecasts and branding changes, and writes-off or adjusts the inventory to carrying value. At December 31, 2005 and 2004, the inventory balances on the consolidated balance sheets do not include obsolete or excess inventories requiring reserves.

Fixed Assets
      Fixed assets are stated at cost less accumulated depreciation and amortization. Significant additions and improvements that extend the useful life of an asset are capitalized, while repairs and maintenance costs are expensed as incurred. When assets are retired or sold, the asset cost and associated accumulated depreciation is eliminated with any remaining gain or loss recorded in the statement of operations. Depreciation and amortization of fixed assets commences on the in-service date and is calculated using the straight-line method over the following estimated useful lives:

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

Goodwill
      Goodwill which relates entirely to the Company’s previous acquisition of Thomas Kemper Soda, is not amortized but is tested annually for impairment, or when events or changes in circumstances occur. The goodwill is included in the Beverage Operations segment (Note 17). To date, no impairment of goodwill has been indicated. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Trademarks
      Trademarks, acquired in the 2004 Portland Brewing Company Asset Acquisition, (Note 2), were assigned a value of $228,000 based on an independent appraisal. The trademarks are being amortized over a five year life and the amortization expense is included in the Beverage Operations segment (Note 17). Amortization expense of $44,000 and $19,000 was recognized for the years ended December 31, 2005 and 2004, respectively.

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

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      However, in certain unusual circumstances when product is returned, it is generally for failure to meet the Company’s quality standards, not as a result of customer actions. Products that do not meet our high quality standards are returned to the Company by its distributors and is destroyed. The Company does not have standard terms that permit return of product. The costs for product returns is recorded in cost of sales in the Consolidated Statements of Operation and revenue is reduced at the value of the original sales price in the period that the product is returned.
      The Company reports revenues under the commercial arrangements with the Portland Brewing Company (Note 2) on a gross basis pursuant to the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent as it is a principal.

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
      As presented on the consolidated statement of operations, gross sales of the Company represents billed to customer activities. Excise taxes are taxes paid by the Company to state and federal government agencies. Net sales represent revenues to the Company net of applicable state and federal excise taxes.

Cost of Sales
      Our cost of sales includes costs for the manufacture of beverage products and the costs of operating the alehouses. Cost of sales for the beverage segment includes beer and soda raw materials, packaging materials, manufacturing costs, plant administrative support and overhead and freight costs. Cost of sales for the alehouse segment include food raw ingredients, labor for food preparation and service costs and alehouse administrative support and overheads.

Advertising Costs
      Advertising costs are expensed as incurred. Total advertising expense was approximately $367,000, $319,000 and $228,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company engages in cooperative advertising programs and buy-down programs with resellers. The expenditures associated with buy-down programs are included as an offset in gross sales. The costs of cooperative advertising programs are included in the selling, general and administrative expenses. The costs of cooperative advertising amounts for the years ended December 31, 2005, 2004 and 2003 totaled approximately $110,000, $90,000 and $89,000, respectively.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income (Expense), Net
      Other income (expense), net consists of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Interest expense	$(520)	$(224)	$(5)
Sublease income	217	90	—
Parking income	212	188	216
Amortization-loan fee	(43)	(46)	—
Interest income	9	22	56
Other income	80	14	48

Other income (expense), net	$(45)	$44	$315

Income Taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      Realization of the deferred tax assets is dependent on the Company’s ability to generate future U.S. taxable income. Management has established a full valuation allowance for the net deferred tax assets, as it is more likely than not that the net deferred tax asset will not be realized. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

Net Loss Per Share
      Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period excluding any dilutive effects of options and unvested restricted stock awards. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares of stock outstanding. The net effect of stock options has not been included in the calculation of diluted net loss per share as the effect is antidilutive.
      Options outstanding to purchase common stock at December 31, 2005, 2004 and 2003 were approximately 631,000, 707,000 and 758,000, respectively. The outstanding stock options were not included in the computation of net loss per share due to their antidilutive effect.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents a reconciliation from basic net loss per share to diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,

	2005	2004	2003

Net loss	$(1,055)	$(2,729)	$(1,198)
Basic and diluted:
Weighted average shares outstanding	8,794	8,578	8,502
Shares subject to repurchase	—	—	(50)

Weighted average basic and diluted shares outstanding	8,794	8,578	8,452

Basic and diluted net loss per share	$(0.12)	$(0.32)	$(0.14)

Stock-Based Compensation
      At December 31, 2005, the Company has stock-based compensation plans which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the fair value of options issued under the Employee and Director Plans (the Plans), except that the Company has recorded a compensation expense of $64,000 and $56,000 for the years ended December 31, 2005 and 2004 related to its commitment to grant 175,000 shares of restricted stock, and an additional 175,000 shares if certain performance criteria are met, to its CEO over a six year period as per the terms of his employment agreement. If we had measured compensation costs for the options granted under the fair value based method prescribed by SFAS No. 123, net loss and basic and diluted net loss per share would have been adjusted, or increased as follows (in thousands, except for per share amounts):

	Years Ended December 31,

	2005	2004	2003

Net loss as reported	$(1,055)	$(2,729)	$(1,198)
Add: Stock-based compensation cost as reported	64	56	92
Less: Stock-based compensation cost determined under the fair value based method	(94)	(158)	(206)

Net loss as adjusted	$(1,085)	$(2,831)	$(1,312)
Basic and diluted net loss per share as reported	$(0.12)	$(0.32)	$(0.14)
Basic and diluted net loss per share as adjusted	$(0.12)	$(0.33)	$(0.15)
      The fair value of options granted was estimated using the Black-Scholes option-pricing model, assuming the following assumptions:

	Years Ended December 31,

	2005	2004	2003

Average risk-free interest rates	4.40- 4.41%	1.71- 3.67%	2.95- 3.98%
Average expected life (in years)	4	7	7
Volatility	27.8%	51.0%	51.0%
Expected future dividends	$0.00	$0.176	$0.176

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average fair value of options granted during the years 2005, 2004 and 2003 was $0.50, $0.69 and $0.83, respectively.

Liquidity
      During the year ended December 31, 2005, the Company’s working capital improved, but still remained negative at $972,000 as of December 31, 2005. Additionally, cash and cash equivalents and accounts receivable improved $1.1 million to $3.3 million as of December 31, 2005. The impact of the integration costs of the Portland Brewing Company Asset Acquisition (Note 2) and underutilized brewing capabilities continued to negatively impact the working capital in 2005. The Company’s operating activities for the years ended December 31, 2005 and 2004, provided approximately $1.3 million for both periods.
      Although the Company had a working capital deficit as of December 31, 2005, because the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates as a cash business, the Company typically tends to collect within 30 days of a sale or immediately upon sale. Therefore, the Company generally does not require significant cash on hand to meet operating needs. Even considering a possible adverse outcome from the TTB audit, the Company believes that its cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit, capital asset leasing and payment plan alternative would provide adequate working capital to meet the Company’s needs.
      Management believes that the 2005 consolidation of the majority of the Company’s Seattle brewery production into the Portland brewery will reduce production costs and help to meet rising demand for Pyramid branded products. The Company plans to continue its focus on initiatives to further improve operating results which include driving growth of its core brand families in order to deliver revenue growth, increasing capacity utilization while decreasing fixed production costs through capital investment, judicious use of sales and marketing investment in programs which deliver positive returns, and achieving further operating efficiencies in the breweries to reduce costs and improve margin delivery. The Company will continue to evaluate opportunities for continued improvements and financial performance. However, management anticipates utilizing the funds under the Company’s line of credit during the seasonally slow winter months, and it is possible that some or all of the Company’s cash requirements may not be met by these activities, which would require the Company to seek additional capital from other sources. Alternative sources of capital may not be available to the Company on attractive terms or at all.

Reclassification
      Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-Based Payment (Revised 2004),” which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (SAB) No. 107 which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. In April 2005, the SEC issued a press release that amends the required adoption date of SFAS No. 123R as no later than the first fiscal year beginning after June 15, 2005, which will be effective for the Company January 1, 2006. The Company will adopt the modified prospective transition method and is currently evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the awards. The Company currently estimates that the adoption will increase the Company’s reported operating expenses for 2006 by approximately $30,000 to $40,000.
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
      In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” which states that rental costs associated with operating leases must be recognized as rental expense allocated on a straight-line basis over the lease term, which includes the construction period. FSP FAS 13-1 is effective for the reporting periods beginning after December 15, 2005. The Company does not expect FSP FAS 13-1 to have a material impact on its financial position, results of operations or cash flows.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized as current-period charges. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.

2.	Portland Brewing Company Asset Acquisition
      On July 31, 2004, the Company completed its purchase of certain Portland Brewing Company (Portland Brewing) assets which included assets of the brewery and alehouse for total consideration including transaction costs of approximately $4.5 million, consisting of a combination of assumed liabilities, cash and 445,434 shares of Pyramid common stock valued at $3.26 per share. The terms of the transaction also include a 5-year earn-out (earn-out) which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period. For the years ended December 31, 2005 and 2004, there were no amounts owed under the earn-out.
      The Company also entered into a contract brewing arrangement with Portland Brewing whereby:

•	the Company subleases to Portland Brewing the premises on which the Portland Brewery is located and leases to Portland Brewing certain brewery equipment;

•	the Company engages Portland Brewing to produce certain Company-branded beers on those premises; and

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the Company provides employees to Portland Brewing for Portland Brewing’s use in brewery operations.
      The contract brewing arrangement provides important financial benefits to the Company as a result of Portland Brewing’s lower production costs, due to federal excise tax savings arising from Portland Brewing’s status as a “small brewer” (defined as a brewer that produces not more than two million barrels per year) under federal law. Additionally, the Company subleases the premises on which the Portland Taproom alehouse is located to Portland Brewing and the Company manages that alehouse on behalf of Portland Brewing.
      The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In addition to the purchase price, the Company incurred an estimated $388,000 in transaction costs, including consulting fees and amounts relating to legal and accounting charges. The Company reports revenues under the commercial arrangements with Portland Brewing on a gross basis in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent as it is a principal (Note 1), and as such, the results of operations of Portland Brewing are included in Pyramid’s consolidated statements of operations for the full year in 2005 and for the five month period ended December 31, 2004 (since the July 31, 2004 inception).
      The following unaudited pro forma information represents the results of operations for Pyramid and Portland Brewing for the years ended December 31, 2004 and 2003, as if the asset purchase had been consummated as of January 1, 2003. This pro forma information does not purport to be indicative of what may occur in the future:

	2004	2003

Net sales	45,834	42,213

Net loss	$(3,752)	$(1,890)

Basic and diluted net loss per share	$(0.44)	$(0.22)
Weighted average basic and diluted shares outstanding	8,578	8,452
      The following represents the allocation of the purchase price to the acquired assets of Portland Brewing (in thousands):

Assets acquired:
Cash	$3
Accounts receivable	978
Inventories	559
Property, plant and equipment	2,730
Other long-term assets	24

Total tangible assets	4,294
Intangible assets acquired	228

Total purchase price	$4,522

      Portland Brewing’s current assets, property, plant and equipment assets were adjusted based on the fair values. Intangible assets consist of product brands and trademarks and were valued based on an independent appraisal of the Portland Brewing assets acquired by the Company.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Sale of Equipment
      In August 2005, the Company sold substantially all brewing equipment located in the Seattle, Washington brewing facility, as part of the cost reduction initiatives related to consolidating production operations. Assets which sold for $652,000, net of commissions, consisted of brewing and production equipment. Additionally, the Company sold excess kegs from the Portland Brewing facility for $131,000. The total net book values for the excess equipment was approximately $368,000. The Company reported a gain of approximately $415,000 net of sales commissions and fees, for the year ended December 31, 2005.

4.	Inventories
      Inventories consist of the following as of December 31 (in thousands):

	2005	2004

Raw materials	$741	$905
Work in process	123	191
Finished goods	977	1,033

	$1,841	$2,129

      Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

5.	Fixed Assets
      Fixed assets consist of the following as of December 31 (in thousands):

	2005	2004

Land	$6,181	$6,181
Buildings	11,895	11,895
Brewery and retail equipment	17,614	19,328
Furniture and fixtures	1,142	1,106
Leasehold improvements	6,060	5,899
Construction in progress	68	208

	42,960	44,617
Less accumulated depreciation and amortization	(16,294)	(15,758)

	$26,666	$28,859

      Total depreciation and amortization expense was approximately $2.7 million, $2.5 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

6.	Note Receivable — Related Party
      In April 2004, Martin Kelly, the Company’s former Chief Executive Officer (CEO), who had terminated employment in March 2004, exercised his right to require the Company to buy-back 387,400 shares collateralizing a $787,000 full recourse promissory note that had been issued to him in June 2001 and pay any balances owed under the notes, with any net cash balance made payable to him. The total sales value of $1.2 million was based on a five day average market price of $3.18 per share and was applied to the notes payable and interest in the amounts of $843,000 and $25,000, respectively, and the balance of $365,000 was

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
paid to Mr. Kelly. This arrangement was accounted for as a variable equity-based compensation arrangement. For the years ended December 31, 2005, 2004, and 2003, the Company recorded approximately $0, $10,000, and $88,000, respectively, in compensation expense associated with his agreement.

7.	Accrued Expenses
      Accrued expenses consist of the following as of December 31 (in thousands):

	2005	2004

Salaries, wages and related accruals	$1,415	$978
Barrel taxes	272	157
Other accruals	1,083	1,547

	$2,770	$2,682

8.	Line of Credit
      The Company has a $2.5 million line of credit agreement with its bank which it modified in March 2006 to increase from $2.0 million and to extend the maturity date to March 31, 2007 from the previous maturity of March 31, 2006. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (Note 18). Based on the terms of the agreement, the availability to borrow on the line is 75% of eligible accounts receivable, which was temporarily increased to 80% of eligible accounts receivable for the first half of 2005. The interest rate charged on the amounts outstanding during 2005 was prime plus 2% and a fee of 1/2  percent. The Company granted the Bank security interest in the property and assets of the Company as well as the proceeds and the products of the collateral, namely cash, accounts receivable, inventory and fixed assets. The Company has also agreed to adhere to certain financial performance covenants with a bank consent restriction on the payment of future dividends and must limit capital expenditures to $1.4 million. The Company was in compliance with these covenants as of December 31, 2005.

9.	Debt
      In January 2005, the Company announced that it has entered into a long-term $7.9 million securitized financing arrangement with Morgan Stanley Mortgage Capital Inc., for the purpose of refinancing the Company’s existing $7.2 million short term note with Sugar Mountain Capital, LLC. The Company was required, as a term of the financing, to establish a wholly-owned subsidiary as a single purpose entity, named Pyramid Gilman Street Property, LLC (the “Subsidiary”), to act as the legal owner of the property. The Subsidiary subsequently issued a long-term promissory note, which has been secured by a deed of trust against the Company’s Berkeley, California Brewery and Alehouse facility. The terms of the long-term financing, include monthly payments of principal and interest for a period of ten years, an annual interest rate of 5.8%, and a loan amortization period of thirty years. Interest expense on long-term debt was approximately $420,000 and $204,000 for 2005 and 2004, respectively. The promissory note is assumable and it generally does not allow for prepayments of principal other than through the regularly scheduled monthly payments.
      The loan is guaranteed by the Company and the financial statements of the Subsidiary are consolidated into the Company’s financial reports and filings. The Company was required to place $500,000 of the loan proceeds in an interest bearing restricted reserve account and to deposit an additional $10,000 per month into an additional restricted reserve account until the balance of the second reserve account is at least $750,000. Additionally, the Company and its Subsidiary are required to create and fund a replacement reserve account for the purpose of funding capital repairs and replacements to the subject property. The replacement reserve account is funded by monthly payments of approximately $2,000 until the total amount of the replacement

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reserve is at least $62,500. The restricted reserve and the replacement reserve account balances of $605,884 and $17,311 are recorded as escrow reserves as of December 31, 2005.
      The future minimum principal payments as of December 31 2005, are as follows (in thousands):

2006	$99
2007	105
2008	110
2009	118
2010	125
Thereafter	7,213

$7,770

10.	Operating Leases
      The Company leases its office, warehouse and plant facilities under operating leases in Seattle, Washington; Portland, Oregon; and Walnut Creek and Sacramento, California. The leases are non-cancelable operating leases and range in terms from ten to fifteen years with varying option renewals from three to nineteen years. The Company has obligations in the form of revenue sharing provisions in certain alehouse lease agreements, based on the excess of the percentage of revenue over the minimum lease payment. For the years ended December 31, 2005, 2004, and 2003 there were no amounts owed under revenue sharing agreements.
      The future minimum lease payments at December 31, 2005 are as follows (in thousands):

2006	$990
2007	992
2008	824
2009	749
2010	647
Thereafter	1,316

$5,518

      Total rent expense was approximately $1.3 million, $1.2 million and $1.0 million in 2005, 2004 and 2003, respectively.
      The Company also has entered into sublease agreements to sublease a portion of the facilities which are in excess of current space requirements. Total sublease income for the years ended December 31, 2005, 2004 and 2003 was $217,000, $90,000 and $0.

11.	Contingencies
      The federal Alcohol and Tobacco Tax and Trade Bureau (TTB), which adopts and administers federal excise tax rules, is currently auditing the Company’s federal excise tax returns and related operations for the period of May 1, 2003 to November 30, 2005. Among other operational and compliance matters that are being audited, the TTB is reviewing the Company’s contract brewing arrangement with Portland Brewing. Because the TTB audit is still underway, the Company is unable at this time to predict the outcome of the TTB’s review of this arrangement.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company believes the outcome of the TTB’s audit is uncertain because of possible differences between the Company’s and the TTB’s interpretive positions on federal excise tax laws that relate to contract brewing arrangements. The TTB recently announced that beginning September 2006, it will adopt a more restrictive application of the excise tax rules with respect to two or more small brewers operating alternatively at the same brewery, an arrangement known under federal regulations as “alternating proprietorships.” Although the contract brewing arrangement between the Company and Portland Brewing is materially different from an alternating proprietorship arrangement, both may result in tax reductions relative to production by a single proprietor, and the TTB’s announcement regarding alternating proprietorships may indicate an intent to apply a restrictive interpretation of the excise tax rules that apply to contract brewing relationships.
      If the TTB were to conclude that the contract brewing arrangement with Portland Brewing did not, for some period, qualify under the applicable legal requirements for such arrangements, the Company believes that the TTB would impute to the Company the production and/or removals from bond of beer produced at the Brewery. In that case, the TTB could assert a claim against the Company for underpayment of federal excise taxes for prior periods, as well as interest and penalties. In particular, if the TTB concluded that the arrangement with Portland Brewing during prior periods did not qualify as a contract brewing arrangement, the TTB may assess an amount equal to the standard $18.00 per barrel excise tax on all production and removals from bond at the Brewery, as well as interest and penalties. Excluding potential interest and penalties, the Company’s aggregate exposure could amount to approximately $1.5 million for the period from August 1, 2004, when the contract brewing arrangement went into effect, through December 31, 2005.
      An assessment of the magnitude of the high end of the range would materially adversely affect the Company’s liquidity. Moreover, an adverse determination by the TTB could deny the Company the intended financial benefits of the arrangements in future periods, which could negatively impact the Company’s profitability in the future. The Company would consider appealing any adverse determination by the TTB. If the Company elected not to appeal the TTB’s determination or was not successful on appeal, it would pursue a number of alternatives to minimize the impact on the Company’s liquidity. First, the Company would attempt to negotiate a deferred payment plan for any significant assessment. The Company believes that acceptance of installment payment of such an assessment would be consistent with past TTB practice. Second, the Company has available its line of credit which could be used to satisfy a significant portion of any assessment by the TTB. If necessary, the Company would seek to arrange other financing to provide funds for the satisfaction of any significant TTB assessment. The Company can provide no assurance that a deferred payment plan could be worked out with the TTB, that it will be successful in renewing its existing line of credit, or that it will be able to arrange other financing.
      In addition to the matter discussed above, the Company is involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

12.	Cash Dividend
      In February 2005, the Company announced that its Board of Directors determined to cease paying dividends in order to reinvest the Company’s positive cash flow back into the business. Any future declaration of dividends will depend, among other things, on the Company’s results of operations, capital requirements and financial condition, bank covenants and on such other factors as the Company’s Board of Directors may in its discretion consider relevant. During the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $193,000, $1.1 million, and $1.5 million, or $0.022, $0.11 and $0.176 per common share, of cash dividends, respectively.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stock Buyback Plan
      In December 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2.0 million of the Company’s outstanding common stock on the open market. Stock purchases are at the discretion of management and depend, among other things, on the Company’s results of operations, capital requirements and financial condition, and on such other factors as the Company’s management may consider relevant. At December 31, 2005, approximately $1.1 million of the Company’s outstanding common stock was available from board authorizations to repurchase. The Company has not repurchased any shares under the stock buyback plan since November 2001.

14.	Employee Benefit Plans

Employee Stock Option Plans
      In May 2004, the Company adopted and its shareholders approved, the 2004 Equity Incentive Plan (the 2004 Plan) which replaced the 1995 Employee Stock Option Plan. The 2004 Plan provides for a broader variety of equity awards, and includes updated provisions relating to performance goals. Up to 1,564,000 shares of common stock have been reserved under the 2004 Plan. The 2004 Plan is administered by the Board of Directors or the Compensation Committee of the Company’s Board of Directors. The committee has the authority to administer the plan, including, among other things, the power to select individuals to whom awards are granted, to determine the types of awards and the number of shares subject to each award, to set the terms, conditions and provisions of such awards, to cancel or suspend awards and to establish procedures pursuant to which the payment of any such awards may be deferred. Stock option awards are typically made to management level employees and vest on a straight-line basis over three years. A total of 350,000 shares have been reserved for grant under the 2004 Plan in accordance with an executive compensation agreement.
      The Company’s Non-Employee Director Stock Option Plan (the Director Plan) provides for the granting of stock options covering 5,000 shares of common stock to be made automatically on the date of each annual meeting of stockholders to each non-employee director of the Company, so long as shares of common stock remain available under the Director Plan. A total of 250,000 shares have been reserved under the Director Plan. As of December 31, 2005, 115,000 options were available for future grants. All outstanding options granted under this plan has a term of 10 years from the date of grant and vests immediately.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity for the Company plans were as follows:

			Weighted
		Option Price	Average
	Shares	Range	Exercise Price

Balance at December 31, 2002 (401,000 exercisable)	832,000	$1.56-10.75	$2.63
Granted	165,000	2.96-3.10	2.99
Exercised	(91,000)	1.70-2.56	2.24
Canceled/Forfeited	(148,000)	2.33-10.75	2.95

Balance at December 31, 2003 (554,000 exercisable)	758,000	$1.56-10.75	$2.69
Granted	464,000	1.82-2.26	2.11
Exercised	(458,000)	1.82-2.56	2.06
Canceled/Forfeited	(57,000)	1.82-10.75	3.21

Balance at December 31, 2004 (565,000 exercisable)	707,000	$1.56-10.75	$2.64
Granted	113,000	2.07-2.61	2.12
Exercised	(1,000)	1.82	1.82
Canceled/Forfeited	(188,000)	1.75-10.75	2.87

Balance at December 31, 2005 (520,000 exercisable)	631,000	$1.56-10.75	$2.48
      The following table summarizes information about stock options outstanding for the Company plans at December 31, 2005 (in thousands, except per share amounts and years):

				Exercisable Options
	Options Outstanding			Outstanding

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Yrs)	Price	Shares	Price

$1.56-$ 2.00	179,500	4.2	$1.97	179,500	$1.97
$2.07-$ 2.20	220,500	8.9	$2.15	124,700	$2.18
$2.21-$ 2.48	47,500	6.8	$2.36	41,600	$2.38
$2.56-$ 2.67	128,500	4.1	$2.58	126,100	$2.57
$3.02-$10.75	55,000	4.7	$5.31	48,100	$5.64

	631,000	7.1	$2.48	520,000	$2.54

      The weighted average exercise price of shares exercisable at December 31, 2005, 2004 and 2003 was $2.54, $3.21 and $2.69, respectively.

Employee Stock Purchase Plan
      In May 2003, the Company adopted and its shareholders approved, an Employee Stock Purchase Plan (the Purchase Plan) which allows eligible employees to acquire shares of common stock of the Company at a discount. Eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company’s common stock at 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. A total of 500,000 shares of common stock are available under the Purchase Plan. The Purchase Plan expires in February 2013. There were 29,222 and 21,802 shares issued to employees under the Purchase Plan during 2005 and 2004, at a weighted-average price

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of approximately $1.63 and $2.21 per share, respectively. Fair value assumptions of the Purchase Plan are based on the same assumptions used in the stock option plans.

Employee 401(k) Plan
      The Company has a 401(k) plan whereby eligible employees who are at least age 21 may enroll after a year of service. In January 2005, the Company amended the plan adopting a Safe Harbor Employer Match. Under this amendment, employees can elect to contribute up to 75% of their eligible compensation to the 401(k) plan subject to Internal Revenue Services limitations. The Company matches employee contributions up to 5% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%. The Company’s matching contributions for the years ended December 31, 2005, 2004 and 2003, totaled approximately $188,000, $90,000 and $80,000, respectively.

15.	Shareholder Rights Plan
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

16.	Income Taxes
      The provision for income taxes included in the statements of operations consists of the following as of December 31 (in thousands):

	2005	2004	2003

Current	$(3)	$(4)	$(3)
Deferred	—	—	—

	$(3)	$(4)	$(3)

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes differed from the amount obtained by applying the federal statutory income tax rate to loss before income taxes, as follows:

	December 31,

	2005	2004	2003

Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	2.8	3.6	2.1
Meals and entertainment	(13.0)	(3.1)	(5.2)
Valuation allowance	(24.1)	(34.4)	(30.6)

	(0.3%)	0.1%	0.3%

      Deferred income tax assets and liabilities are included in the balance sheet as of December 31, as follows (in thousands):

	2005	2004

Deferred tax liabilities:
Depreciation	$(1,074)	$(1,454)
Goodwill	(31)	(12)

Deferred tax liabilities	$(1,105)	$(1,466)
Deferred tax assets:
Employee benefits	207	134
Deferred rent	228	259
Deferred compensation	31	11
Package design costs	189	127
Trademarks	21	11
Unicap	43	48
Charitable contribution carryforward	84	77
Inventory	8	20
Other	35	10
Net operating loss and tax credit carryforward	3,409	3,826

	4,255	4,523
Less valuation allowance	(3,150)	(3,057)

Deferred tax assets, net	$1,105	$1,466

Net deferred tax asset and liability	—	—

      At December 31, 2005, the Company had operating loss carryforwards for federal income tax purposes of approximately $9.6 million which are available to offset future federal taxable income through 2023 and begin to expire in 2017. The Company also had state tax operating loss carryforwards of approximately $2.6 million which are available to offset future taxable income through 2024 and begin to expire in 2006. During 2005, 2004, and 2003 the valuation allowance against deferred tax assets increased by approximately $93,000, increased by approximately $1.1 million and increased by approximately $371,000, respectively. The Company does not believe that its net deferred tax assets meet the “more likely than not” realization criteria of SFAS No. 109. Accordingly, a valuation allowance has been established, to the extent deferred tax assets exceed deferred tax liabilities.

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information and Other Data
      The Company’s management has identified two primary operating segments, beverage operations and alehouses, which are organized around differences in products and services and are managed separately because each business requires different production, management and marketing strategies. Beverage operations include the production and sale of Company beverage products including both beer and soda. The alehouse segment consists of five alehouses, which market and sell the full line of the Company’s beer and soda products as well as food and certain merchandise.
      The accounting policies of the segments are the same as those described in the summary of critical accounting policies (Note 1). The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company records intersegment sales at cost. The “Other” category consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets includes accounts receivable, inventory, goodwill and fixed assets specific to a segment.
      During the years ended December 31, 2005, 2004 and 2003, one customer comprised approximately 13%, 12% and 17% of the Company’s gross revenue, respectively. Accounts receivable at December 31, 2005 and 2004 included approximately $506,000 and $428,000, respectively, due from this customer.
      Segment information for the years ending December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Beverage
	Operations	Alehouse	Other	Total

Year ended December 31, 2005
Gross revenues from external customers	$35,525	$15,361	$—	$50,886
Net revenues from external customers	32,997	15,361	—	48,358
Intersegment revenues	609	—	(609)	—
Interest income	—	—	9	9
Depreciation and amortization	1,563	960	153	2,676
Operating income (loss)	4,770	446	(6,223)	(1,007)
Capital expenditures	726	180	75	981
Total assets	19,714	5,562	8,627	33,903
Year ended December 31, 2004
Gross revenues from external customers	$28,172	$14,004	$—	$42,176
Net revenues from external customers	26,080	14,004	—	40,084
Intersegment revenues	546	—	(546)	—
Interest income	—	—	22	22
Depreciation and amortization	1,588	807	149	2,544
Operating income (loss)	2,383	438	(5,590)	(2,769)
Capital expenditures	555	250	197	1,002
Total assets	20,692	6,266	7,358	34,316

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Beverage
	Operations	Alehouse	Other	Total

Year ended December 31, 2003
Gross revenues from external customers	$23,958	$12,420	$—	$36,378
Net revenues from external customers	22,205	12,420	—	34,625
Intersegment revenues	442	—	(442)	—
Interest income	—	—	56	56
Depreciation and amortization	1,564	616	184	2,364
Operating income (loss)	1,912	719	(4,141)	(1,510)
Capital expenditures	515	2,496	131	3,142
Total assets	17,509	6,736	3,539	27,784

18.	Subsequent Events
      In January 2006, the Company issued 35,000 shares of restricted common stock which had previously been approved by the Compensation Committee of the Board of Directors in 2004 for future grant, but were not issued until the occurrence of corporate financial performance criteria set forth in the executive’s Restricted Stock Award Agreement. The related stock-based compensation expense of approximately $82,000 was accrued for the year ending December 31, 2005.
      In February 2006, the Company entered into an agreement for the leasing of 14,500 new kegs. Over the terms of the capital lease agreement, the Company will make monthly payments over a 30 month period totaling approximately $1.2 million. The Company is required by the terms of the lease agreement to furnish a standby letter of credit in the amount of $345,000 which reduces the amount available on the Company’s $2.5 million line of credit.
      In March 2006, the Company renegotiated its line of credit agreement with First Mutual bank which makes available through March 31, 2007, a $2.5 million line of credit. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement, detailed above. Any borrowings are subject to an interest rate of prime plus 1%, fully floating, with a 1% commitment fee. Under the terms of the agreement, the Company must limit capital expenditures to $1.4 million and adhere to certain financial performance covenants with a bank consent restriction on the payment of future dividends.

19.	Quarterly Financial Data (Unaudited)
      The following table presents the summarized unaudited quarterly financial data for 2005 and 2004 and has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in the Company’s quarterly results of operations, including timing of new product introduction, seasonality of demand, any decrease in the demand for craft beers and general economic conditions. As a result, the

PYRAMID BREWERIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s results of operations for any quarter are not necessarily indicative of results for any future period. The following table is presented in thousands except per share amounts:

	2005 Quarters Ended				2004 Quarters Ended

	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31

Gross sales	$12,432	$14,284	$13,713	$10,457	$11,205	$11,745	$10,936	$8,290
Net sales	11,912	13,526	13,020	9,900	10,588	11,213	10,402	7,881
Gross margin	2,504	3,354	2,995	1,504	1,372	2,169	2,463	1,277
Operating (loss) income	(561)	444	175	(1,065)	(1,393)	(423)	66	(1,019)
Net (loss) income	(531)	439	168	(1,131)	(1,458)	(420)	145	(996)
Basic and diluted net (loss) income per share	$0.06	$0.05	$0.02	$(0.13)	$(0.17)	$(0.05)	$0.02	$(0.12)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Procedures
     (a) Evaluation of disclosure controls and procedure
      The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Vice President of Finance and Chief Accounting Officer, the principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We concluded our disclosure controls and procedures were not effective during our financial statement close for the year ended December 31, 2005, as we identified certain deficiencies in the controls surrounding monitoring and oversight of the work performed by accounting and financial reporting personnel, including, but not limited to, non-routine transactions, fixed asset records, income tax accounting, and reporting and disclosure.
      We are in the process of developing plans to remediate this weakness. We believe we will substantially address the identified weakness through the change in the design and operations of our internal controls, and subject to confirmation of the effectiveness of our implementation of these remediation measures, anticipate that the weakness should be remediated prior to the end of fiscal 2006. We are continuing to evaluate additional controls and procedures that we can implement and will benefit from the seasoning of accounting personnel hired in 2005. We may also add additional accounting personnel or resources during fiscal 2006 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements.
     (b) Changes in internal controls
      During the fourth quarter of 2005, we experienced significant personnel changes in our accounting department, as a number of new employees were hired during the quarter to fill existing vacancies in the department. Other than those changes, there were no significant changes in the Company’s internal control over financial reporting in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Company
      The information required by Item 10 is incorporated herein by reference to the Company’s definitive proxy statement, which definitive proxy statement or amendment to this annual report shall be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated herein by reference to the Company’s definitive proxy statement, which definitive proxy statement or amendment to this annual report shall be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 12 is incorporated herein by reference to the Company’s definitive proxy statement, which definitive proxy statement or amendment to this annual report shall be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated herein by reference to the Company’s definitive proxy statement, which definitive proxy statement or amendment to this annual report shall be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is incorporated herein by reference to the Company’s definitive proxy statement, which definitive proxy statement or amendment to this annual report shall be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Documents filed as part of this report are as follows:

1. Financial Statements:

Independent Registered Public Accounting Firm

Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules: None.

3.	Exhibits: The required exhibits are included at the end of this report and are described in the Exhibit Index.

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2006.

Pyramid Breweries Inc.
(Registrant)

By	/s/ John L. Lennon

John Lennon
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Hancock George Hancock	Chairman of the Board and Director	March 29, 2006

/s/ John Lennon John Lennon	President and Chief Executive Officer, Director (its principal executive officer)	March 29, 2006

/s/ Jason W. Rees Jason W. Rees	Vice President of Finance and Chief Accounting Officer (its principal financial officer)	March 29, 2006

/s/ Lee Andrews Lee Andrews	Director	March 29, 2006

/s/ Scott S. Barnum Scott S. Barnum	Director	March 29, 2006

/s/ Kurt Dammeier Kurt Dammeier	Director	March 29, 2006

/s/ Scott Svenson Scott Svenson	Director	March 29, 2006

EXHIBIT INDEX
      The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number, which follows the description of the exhibit, indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

Exhibit
No.		Description

3.1		Amended and Restated Articles of Incorporation of Registrant(8)
3.2		Form of Amended and Restated Bylaws of Registrant(8)
3.3		Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999(2)
4	.1(1)	Form of Common Stock Certificate(1)
10.1		Lease between Harold W. Hill and the Registrant dated April 13, 1994(1)
10.2		Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994(1)
10.3		Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995(1)
10.4		Distribution Agreement between the Registrant and Western Washington Beverage dated August 24, 1995(1)
10	.5*	Registrant’s Non-Employee Director Stock Option Plan(1)
10	.6*	Form of Non-Qualified Stock Option Agreement(1)
10	.7*	Employment Agreement between the Registrant and Gary McGrath(3)
10.8		Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company Inc., and the Registrant dated October 26, 2001(4)
10.9		Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996(4)
10.10		Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995(4)
10.11		Commercial Lease between County Supervisors Association of California and Pyramid Breweries Inc. dated April 15, 2002(5)
10	.12*	Registrant’s 2003 Employee Stock Purchase Plan(5)
10	.13*	Registrant’s Non-Employee Director Stock Compensation Plan(5)
10.14		Asset Purchase Agreement between Pyramid Breweries Inc., Portland Brewing Company and PBC Acquisition, LLC dated January 26, 2004(6)
10	.15*	Employment Agreement between Registrant and John Lennon(10)
10.16		Registrant’s 2004 Equity Incentive Plan(7)
10.17		Promissory Note from Pyramid Gilman Street Property, LLC to Morgan Stanley Capital Inc.(10)
10.18		Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc(10)
10.19		Reserve and Security Agreement between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc.(10)
10.20		Guaranty of Recourse Obligations of Borrower from Pyramid Breweries Inc. to Morgan Stanley Mortgage Capital Inc.(10)
10	.21*	Amended and Restated Employment Agreement between Registrant and Martin Kelly dated June 19, 2001(9)
10.22		Commercial Lease between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust and Pyramid Breweries California, Inc. dated November 1, 1995(1)
10.23		Assignment, Assumption and Consent Agreement between Esther Podlesak, Trustee of the John A. and Esther Podlesak 1990 Family Trust, Pyramid Breweries California, Inc. and Pyramid Breweries Inc. dated November 17, 1995(1)
10	.24*	2005 Officer Incentive Compensation Plan Policy(10)

Exhibit
No.		Description

10	.25*	Amendment No. 1 to Employment Agreement between Registrant and John Lennon(10)
10.26		Brewery Sublease Agreement between, Portland Brewing Company and PBC Acquisition, LLC dated February 14, 2006
10.27		Equipment Lease Agreement between, Portland Brewing Company and PBC Acquisition, LLC dated February 14, 2006
10.28		Production Agreement between Pyramid Breweries Inc., and Portland Brewing Company dated February 14, 2006
10.29		Staffing Agreement between Pyramid Breweries Inc., and Portland Brewing Company dated February 14, 2006
10.30		Alehouse Sublease Agreement between Portland Brewing and PBC Acquisition, LLC dated February 14, 2006
10.31		Restaurant Management Agreement between Pyramid Breweries Inc., and Portland Brewing Company dated February 14, 2006
10.32		Indemnification Agreement between Pyramid Breweries Inc. and Portland Brewing Company dated February 14, 2006
10.33		Indenture of Lease (Alehouse) between MacTarnahan Limited Partnership dba Harmer Company and PBC Acquisition, LLC dated July 31, 2004
10.34		Indenture of Lease (Brewery) between MacTarnahan Limited Partnership dba Harmer Company and PBC Acquisition, LLC dated July 31, 2004
10.35		Line of Credit with First Mutual dated May 14, 2004, as amended
10	.36*	Directors Compensation Plan
10	.37*	Employment Agreement between the Registrant and Jason Rees(11)
21.1		Subsidiaries of Pyramid Breweries Inc.
23.1		Consent of Moss Adams LLP
23.2		Consent of KPMG LLP
31.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: John J. Lennon, President and Chief Executive Officer
31.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Vice President of Finance and Chief Accounting Officer
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: John Lennon, President and Chief Executive Officer
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Vice President of Finance and Chief Accounting Officer

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).

(2)	Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to the Current Report on Form 8-K January 28, 2004.

(7)	Incorporated by reference to the Registrant’s Form S-8 dated July 22, 2004.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 2003, as amended December 10, 2004.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 2004, as amended April 11, 2005, May 4, 2005 and June 10, 2005.

(11)	Incorporated by reference to the Current Report on Form 8-K September 6, 2005.