Form 10-Q
period 2006-03-31
PYRAMID BREWERIES INC
filed 2006-05-15
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Common stock, par value of $.01 per share: 8,884,797 shares of Common Stock outstanding as of May 5, 2006

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I
Item 1 — FINANCIAL STATEMENTS
PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$124	$416
Accounts receivable, net of $20 allowance	2,492	2,838
Inventories	2,397	1,841
Prepaid expenses and other	612	716

Total current assets	5,625	5,811
Fixed assets, net of accumulated depreciation of $16,888 and $16,294	27,125	26,666
Other assets	1,544	1,426

Total assets	$34,294	$33,903

CURRENT LIABILITIES:
Accounts payable	$3,448	$3,243
Accrued expenses	2,610	2,770
Refundable deposits	576	596
Other current liabilities	175	174

Total current liabilities	6,809	6,783
Long-term financing, net of current	8,522	7,671
Deferred rent, net of current	519	538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000
Issued and outstanding shares — 8,879,813 and 8,806,000 at March 31, 2006 and December 31, 2005, respectively	89	88
Additional paid-in capital	37,060	37,023
Accumulated deficit	(18,705)	(18,200)

Total stockholders’ equity	18,444	18,911

Total liabilities and stockholders’ equity	$34,294	$33,903

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Month Period Ended
	March 31,
	2006	2005
Gross sales	$11,507	$10,457
Less excise taxes	651	557

Net sales	10,856	9,900
Cost of sales	8,376	8,396

Gross margin	2,480	1,504
Selling, general and administrative expenses	2,930	2,569

Operating loss	(450)	(1,065)
Other expense, net	(51)	(64)

Loss before income taxes	(501)	(1,129)
Provision for income taxes	(4)	(2)

Net loss	$(505)	$(1,131)

Basic and diluted net loss per share	$(0.06)	$(0.13)
Weighted average basic and diluted shares outstanding	8,880,000	8,782,000
The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Month Period Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(505)	$(1,131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	615	673
Stock-based compensation expense	30	16
Deferred rent	(19)	(17)
Changes in operating assets and liabilities:
Accounts receivable	346	(350)
Inventories	(557)	(6)
Prepaid expenses and other	(34)	39
Accounts payable and accrued expenses	45	182
Refundable deposits	(20)	(50)

Net cash used in operating activities	(99)	(644)
INVESTING ACTIVITIES:
Acquisition of fixed assets	(175)	(321)
Proceeds from sale of fixed assets	—	33

Net cash used in investing activities	(175)	(288)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock issuance through the employee stock purchase plan	8	11
Net borrowings (cash paid) on line of credit	—	1,125
Payments on long-term financing	(26)	(11)
Cash dividends paid	—	(193)

Net cash provided by (used in) financing activities	(18)	932
Increase (decrease) in cash and cash equivalents	(292)	—
Cash and cash equivalents at beginning of period	416	—

Cash and cash equivalents at end of period	$124	$—

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
     The Company
     Pyramid Breweries Inc., (or “Pyramid” or the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and sodas. We own two alehouse restaurants adjacent to our full-production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants in Walnut Creek and Sacramento, California and Seattle, Washington. We sell our products through a network of selected independent distributors and alehouses located primarily in Washington, Oregon and California. As of March 31, 2006, our products were distributed in approximately 37 states within the U.S. Our core beer brands include Pyramid and MacTarnahan’s along with smaller product lines reported under the Allied Brand designation. We also manufacture a line of gourmet sodas under the Thomas Kemper Soda Company label.
     Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2005, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2006, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     Basis of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: PBC Acquisition, LLC and Pyramid Gilman Street Property, LLC. Intercompany transactions and balances are eliminated in consolidation.
     Impairment of Long-lived Assets
     We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on quoted fair market values.
     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual cost, on a first-in, first-out basis and market represents the lower of replacement cost or estimated net realizable value. We regularly review our inventories for the presence of excess and obsolete inventory using criteria such as age, quality, seasonal demand forecasts and branding changes, and write-off or adjust the inventory to carrying value.

     Revenue Recognition
     We recognize revenue from the sale of wholesale beer and soda products at the time of shipment, when the title of our products passes to the customer in accordance with distributor sales agreements and collectibility is probable. Our revenues from our alehouses are comprised of food, beverage and merchandise, and are recognized at the time of sale.
     We do not have standard terms that permit return of product. However, occasionally products are destroyed by our distributors or us for quality issues such as expiration of product. The costs for product returns is recorded in cost of sales and revenue is reduced at the value of the original sales price in the period that the product is returned.
     We report revenues under the commercial arrangements with the Portland Brewing Company on a gross basis pursuant to the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue as a Principal versus Net as an Agent, as the Company is a principal.
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
     As presented on the statement of operations, gross sales represent billed to customer activities. Excise taxes are taxes paid by us to state and federal government agencies. Net sales represent revenues net of applicable state and federal excise taxes.
     Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period excluding any dilutive effects of options and unvested restricted stock awards. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares of stock outstanding and assumes the vesting of other dilutive securities such as restricted stock awards. As of March 31, 2006 and 2005, options outstanding to purchase common stock and unvested restricted stock awards aggregating approximately 824,000 and 887,000, respectively, were not included in the computation of net loss per share due to their antidilutive effect.
     Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004),” which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 which expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. In April 2005, the SEC issued a press release that amends the required adoption date of SFAS No. 123R as no later than the first fiscal year beginning after June 15, 2005, which was effective for our quarterly results as of and for the period ended March 31, 2006. We adopted the modified prospective transition method. The adoption of SFAS No. 123R did not have a material impact on our financial position, results of operations or cash flows (see Note 2, “Stock-based Compensation”).
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS 154 also carries forward the guidance in APB Opinion No. 20 regarding reporting a correction of an error and a change in accounting estimate. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.
     In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” which states that rental costs associated with operating leases must be recognized as rental expense allocated on a straight-line basis over the lease term, which includes the construction period. FSP FAS 13-1 is effective for the reporting periods beginning after December 15, 2005. The adoption of FSP No. FAS 13-1 did not have a material impact on our financial position, results of operations or cash flows.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized as current-period charges. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our financial position, results of operations or cash flows.
     Liquidity
     During the three months ended March 31, 2006, our working capital remained negative at $1.2 million. Additionally, cash and cash equivalents and accounts receivable were $2.6 million as of March 31, 2006. Our working capital was impacted by the seasonally slow first quarter combined with building inventories in preparation for the spring. The cash used in operating activities for the three months ended March 31, 2006 improved $545,000 to cash used of $99,000 compared to cash used of $644,000 for same period last year.
     Although we had a working capital deficit as of March 31, 2006, because the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates as a cash business we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs. Even considering a possible adverse outcome from the TTB audit (see Note 6), we believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing will provide adequate working capital to meet our needs.
     Management believes that the 2005 consolidation of the majority of our Seattle brewery production into the Portland brewery will reduce production costs and help to meet rising demand for Pyramid branded products. We plan to continue our focus on initiatives to further improve operating results which includes driving growth of our core brand families in order to deliver revenue growth, increasing capacity utilization while decreasing fixed production costs, judicious use of marketing investment in programs which deliver positive returns, and achieving further operating efficiencies in the breweries to reduce costs and improve margin delivery. We will continue to evaluate opportunities for continued improvements and financial performance. However, management anticipates utilizing the funds under our line of credit as we transition from the seasonally slow winter months, and it is possible that some or all of our cash requirements may not be met by these activities, which would require us to seek additional capital from other sources. Alternative sources of capital may not be available to us on attractive terms or at all.
2. Stock-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). Prior to the adoption of SFAS No. 123(R), we applied APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Accordingly, no compensation cost was recognized for grants under the stock option programs, and the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. Additionally, there was no stock-based compensation expense related to employee stock purchases recognized during the three months ended March 31, 2005.
     Under the modified prospective method, compensation cost associated with the stock option programs recognized for the three months ended March 31, 2006 includes: (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant date fair value under SFAS No. 123R. SFAS No. 123R also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

     For periods prior to the adoption of SFAS No. 123R, the following table summarizes the pro forma effect of stock-based compensation on net loss and net loss per share as if the fair value expense recognition provisions of SFAS No. 123. “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been adopted, as follows (in thousands, except for per share amounts):

For the Three
Months Ended
March 31, 2005
Net loss as reported	$(1,131)
Add: Stock-based compensation cost as reported	16
Less: Stock-based compensation cost determined under the fair value based method	(34)

Net loss as adjusted	$(1,149)
Basic and diluted net loss per share as reported	$(0.13)
Basic and diluted net loss per share as adjusted	$(0.13)
Stock Option Plans
     We maintain two shareholder-approved equity incentive plans which include the 2004 Equity Incentive Plan (the 2004 Plan) and the Director Stock Option Plan (the Director Plan). Up to 1,564,000 shares of common stock have been reserved under the 2004 Plan, and a total of 350,000 shares have been reserved for grant under the 2004 Plan in accordance with an executive compensation agreement, while a total of 250,000 shares have been reserved under the Director Plan. The 2004 Plan provides for a broad variety of equity awards, and includes provisions relating to performance goals. The 2004 Plan is administered by the Board of Directors or the Compensation Committee of the Company’s Board of Directors, who are authorized to select individuals to whom awards are granted, to determine the types of awards and the number of shares subject to each award, to set the terms, conditions and provisions of such awards, to cancel or suspend awards and to establish procedures pursuant to which the payment of any such awards may be deferred. Stock option awards are typically granted to management-level employees with an exercise price equal to the market price of our stock on the date of grant, generally vest based on a straight-line basis over three years and have a contractual term of ten years. Stock options granted under the Director Plan have a term of 10 years from the date of grant and vest immediately.
     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Volatility is based primarily on historical volatilities from our stock. We use historical data to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Additionally, the risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We did not include an assumption for dividends as we have not declared or paid any dividends for the period and do not currently expect to do so in the future. Compensation expense is recognized on a straight-line basis over the vesting period only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. We recognized $5,000 in stock option award expense for the three months ended March 31, 2006.
     There were no options granted in the first quarter of 2006. The fair value of options granted in the first quarter of 2005 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 3.9%, expected option life of 5 years, expected volatility of 51% and assuming no dividends.
     Stock option activity for our plans was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	(rounded)	Exercise Price	Term	Value
Outstanding at December 31, 2005	636,000	$2.47
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(22,000)	2.16

Outstanding at March 31, 2006	614,000	$2.49	7.0	$86,100

Exercisable at March 31, 2006	552,000	$2.52	7.0	$76,700

     The weighted-average grant date fair value of stock options granted during the quarter ended March 31, 2005 was $2.07. There were no options exercised during the quarters ended March 31, 2006 and 2005.

     Nonvested stock option activity for our plans was as follows:

		Weighted
		Average
	Shares	Grant Date
	(rounded)	Fair Value
Nonvested at December 31, 2005	97,000	$2.17
Granted	—	—
Vested	(17,000)	2.17
Canceled/Forfeited	(19,000)	2.09

Nonvested at March 31, 2006	61,000	$2.19

     Total unrecognized compensation cost related to nonvested stock options was $45,000 at March 31, 2006. This cost is expected to be recognized over a weighted-average period of 2 years.
Restricted Stock Awards
     The adoption of SFAS No. 123R did not change our accounting for restricted stock. The cost associated with our restricted stock has been included in net loss. The fair value of restricted stock is determined based on the closing trading price of our common stock on the grant date.
     We have a commitment to grant to our CEO 175,000 shares of restricted stock, and an additional 175,000 of restricted shares if certain performance criteria are met, in installments over a six-year period as per the terms of his employment agreement. The restricted share grants vest on a cliff basis one year from the grant date. Compensation cost associated with these time-based awards is recognized on a straight-line basis over seven years. The performance-based awards are contingent on corporate performance. The restricted stock will be granted, if at all, after the one-year performance goal has been met and will then cliff-vest over a one-year period. Compensation cost associated with these grants is recognized when it is probable that the performance target will be met. Total expense recorded for restricted stock and restricted stock opportunity was $109,000 as of March 31,2006. Expense of $23,000 and $16,000 was recorded for the three-month periods ended March 31, 2006 and 2005, respectively.
     A summary of the status of our restricted stock as of March 31, 2006 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic
	(rounded)	Fair Value	Contractual Term	Value
Nonvested at December 31, 2005	175,000	$2.36
Granted	35,000	2.55
Vested	—	—
Canceled/Forfeited	—	—

Nonvested at March 31, 2006	210,000	$2.39	5.0	$502,000

     Total unrecognized compensation cost related to nonvested awards was $304,000 at March 31, 2006. This cost is expected to be recognized over a weighted-average period of 5 years.
Employee Stock Purchase Plan
     Under our Employee Stock Purchase Plan (the Purchase Plan), which allows eligible employees to acquire shares of our common stock at a 15% discount subject to certain limitations as defined in the Purchase Plan, we recognized expense of $1,500 associated with such purchases under the Purchase Plan for the three months ended March 31, 2006.
    The shares of common stock are acquired based on the fair market value of the stock on the first business day or the last business day of the quarterly offering period. A total of 500,000 shares of common stock are available under the Purchase Plan.

3. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$834	$741
Work in process	205	123
Finished goods	1,358	977

Total inventories	$2,397	$1,841

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.
4. Line of Credit
     We have a $2.5 million line of credit agreement with our bank which was modified in March 2006. The amended agreement increased the line of credit from the previous $2.0 million limit and extended the maturity date to March 31, 2007 from the previous maturity of March 31, 2006. A portion of the line of credit, $345,000, is reserved to support a standby letter of credit for the keg lease agreement (see Note 5, “Capital Lease”). Based on the terms of the amended agreement, the availability to borrow on the line is 75% of eligible accounts receivable. Under the revised terms of the amended agreement, the interest rate charged on the amounts outstanding has decreased to prime plus 1%, fully floating, with a 1% commitment fee. We granted the Bank a security interest in our property and assets as well as the proceeds and the products of the collateral, namely cash, accounts receivable, inventory and fixed assets. We also agreed to adhere to certain financial performance covenants which include a bank consent restriction on the payment of future dividends and the limitation of capital expenditures to $1.4 million. We were in compliance with these covenants as of March 31, 2006.
5. Capital Lease
     In February 2006, we entered into an agreement for the lease of up to 14,500 new kegs. Under the terms of the noncancelable capital lease agreement, we will make monthly payments over a 30-month period totaling approximately $1.2 million. We are required by the terms of the lease agreement to furnish a standby letter of credit in the amount of $345,000 which reduces the amount available on our $2.5 million line of credit. During the three months ended March 31, 2006, we incurred $878,000 in debt under the capital lease agreement to obtain 10,400 new kegs, which is included in long-term financing and fixed assets respectively, on the balance sheet. As of March 31, 2006, approximately $322,000 remains available to purchase the remaining kegs.
6. Litigation and Contingencies
     The federal Alcohol and Tobacco Tax and Trade Bureau (TTB), which adopts and administers federal excise tax rules, is currently auditing our federal excise tax returns and related operations for the period from May 1, 2003 to November 30, 2005. Among other operational and compliance matters that are being audited, the TTB is reviewing our contract brewing arrangement with Portland Brewing. Because the TTB audit is still underway, we are unable at this time to predict the outcome of the TTB’s review of this arrangement.
     We believe the outcome of the TTB’s audit is uncertain because of possible differences between the TTB’s and our interpretive positions on federal excise tax laws that relate to contract brewing arrangements. The TTB recently announced that beginning September 2006, it will adopt a more restrictive application of the excise tax rules with respect to two or more small brewers operating alternatively at the same brewery, an arrangement known under federal regulations as “alternating proprietorships.” Although the contract brewing arrangement between Portland Brewing and us is materially different from an alternating proprietorship arrangement, both may result in tax reductions relative to production by a single proprietor, and the TTB’s announcement regarding alternating proprietorships may indicate an intent to apply a restrictive interpretation of the excise tax rules that apply to contract brewing relationships.
     If the TTB were to conclude that the contract brewing arrangement with Portland Brewing did not, for some period, qualify under the applicable legal requirements for such arrangements, we believe that the TTB would impute to us the production and/or removals from bond of beer produced at the Brewery. In that case, the TTB could assert a claim against us for underpayment of federal excise taxes for prior periods, as well as interest and penalties. In particular, if the TTB concluded that the arrangement with Portland Brewing during prior periods did not qualify as a contract brewing arrangement, the TTB may assess an amount equal to the standard $18.00 per barrel excise tax on all production and removals from bond at the Brewery, as well as interest and penalties. Excluding potential interest and penalties, our aggregate exposure could amount to approximately $1.5 million for the period from August 1, 2004, when the contract brewing arrangement went into effect, through March 31, 2006.
     An assessment of the magnitude of the high end of the range would materially adversely affect our liquidity. Moreover, an adverse determination by the TTB could deny us the intended financial benefits of the arrangements in future periods, which could negatively impact our profitability in the future. We would consider appealing any adverse determination by the TTB. If we elected not to appeal the TTB’s determination or were not successful on appeal, we would pursue a number of alternatives to minimize the impact on our liquidity. First, we would attempt to negotiate a deferred payment plan for any significant assessment. We believe that acceptance of installment payment of such an assessment would be consistent with past TTB practice. Second, we have available borrowing capacity under our line of credit which could be used to satisfy a significant portion of any assessment by the TTB. If necessary, we would seek to arrange other financing to provide funds for the satisfaction of any significant TTB assessment. We can provide no assurance that a deferred payment plan could be worked out with the TTB, that we will be successful in renewing our existing line of credit, or that we will be able to arrange other financing.
     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
7. Segment Information
     We follow the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” and report segment information in the same format reviewed by management. Our management has identified two primary operating segments, beverage operations and alehouses, which are organized around differences in products and services and are managed separately because each business requires different production, management and marketing strategies. Beverage operations include the production and sale of our beverage products including both beer and soda. The alehouse segment consists of five alehouses, which market and sell the full line of our beer and soda products as well as food and certain merchandise.
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. We record intersegment sales at cost. The “Other” category consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets includes accounts receivable, inventory, goodwill and fixed assets specific to a segment.
     Segment information for the quarters ended March 31, 2006 and 2005 is as follows (in thousands):

	Beverage
	Operations	Alehouse	Other	Total
Quarter ended March 31, 2006
Gross revenues from external customers	$8,151	$3,356	$—	$11,507
Net revenues from external customers	7,500	3,356	—	10,856
Intersegment revenues	129	—	(129)	—
Operating income (loss)	1,213	(29)	(1,689)	(505)
Capital expenditures	1,053	—	—	1,053
Total assets	20,630	5,339	8,325	34,294
Quarter ended March 31, 2005
Gross revenues from external customers	$7,103	$3,354	$—	$10,457
Net revenues from external customers	6,546	3,354	—	9,900
Intersegment revenues	131	—	(131)	—
Operating income (loss)	354	(60)	(1,425)	(1,131)
Capital expenditures operating	142	94	30	266
Total assets	20,864	6,179	7,889	34,932

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements concerning future performance, developments or events, concerning potential sales, restaurant expansion, production capacity, pending agreements with third parties and any other guidance on future periods, constitute forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof, or comparable terminology. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control and which could cause actual results or outcomes to differ materially from our stated expectations. The Company’s actual future results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements are made only as of the date hereof. We do not intend to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except as may be required by law.
Overview
     We are engaged in the brewing, marketing and selling of craft beers and sodas. We own two alehouse restaurants adjacent to our full-production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants located in Walnut Creek and Sacramento, California and Seattle, Washington. Our Portland Brewery is operated by Portland Brewing Company (Portland Brewing) pursuant to a contract brewing arrangement and the MacTarnahan’s Taproom is subleased to Portland Brewing but managed by us pursuant to another commercial arrangement. As of March 31, 2006, our products were distributed in approximately 37 states within the U.S. through a network of selected independent distributors and brokers. Our core beer brands include Pyramid and MacTarnahan’s along with smaller product lines reported under the Allied Brand designation, and we also manufacture a line of gourmet sodas under the Thomas Kemper Soda Company label.
Results of Operations
     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

	Three Months Ended March 31,
	(in thousands, except barrel & per share amounts)
		% of		% of
	2006	Net Sales	2005	Net Sales
Gross sales	$11,507		$10,457
Less excise taxes	651		557

Net sales	10,856	100.0	9,900	100.0
Cost of sales	8,376	77.2	8,396	84.8

Gross margin	2,480	22.8	1,504	15.2
Selling, general and administrative expenses	2,930	27.0	2,569	25.9

Operating loss	(450)	(4.2)	(1,065)	(10.7)
Other expense, net	(51)	(0.5)	(64)	(0.7)

Loss before income taxes	(501)	(4.7)	(1,129)	(11.4)
Provision for income taxes	(4)	—	(2)	—

Net loss	$(505)	(4.7)	$(1,131)	(11.4)

Basic and diluted net loss per share	$(0.06)		$(0.13)

Operating data (in barrels):
Beer shipped	42,700		37,000
Soda shipped	7,900		9,700

Total shipped	50,600		46,700

Annual production capacity	265,000		334,000

QUARTER ENDED MARCH 31, 2006 COMPARED TO QUARTER ENDED MARCH 31, 2005
     Gross Sales. Gross sales increased 10.0%, or $1.1 million, to $11.5 million in the quarter ended March 31, 2006, from $10.4 million in the same quarter in 2005. Wholesale beverage segment sales increased 14.8%, or $1.0 million, to $8.1 million in the quarter from $7.1 million in the same quarter in 2005 as a result of a 8.4% increase in total beverage shipments. Of the total beverage shipments, beer shipments increased by 15.4% to 42,700 barrels in the quarter from 37,000 barrels in the same period in 2005, primarily due to Pyramid beer brand shipments which increased 31.9% to 35,400 barrels in the quarter driven by Pyramid Hefeweizen, the Company’s top selling product, which was up 28.7% in shipment volumes for the quarter. The increase in beer shipments was offset by shipments of Thomas Kemper Soda which decreased 1,800 barrels to 7,900 barrels for the quarter attributed primarily to timing of orders from large retail customers. All sales regions increased shipment volumes in the quarter ended March 31, 2006 over the first quarter in 2005. Alehouse sales remained flat at $3.4 million in the first quarter of 2006 compared to the same quarter in 2005. This is primarily due to flat sales in our Seattle and Sacramento locations offset by single digit sales growth increases in our Berkeley and Walnut Creek locations and sales declines in Portland MacTarnahan’s Taproom.
     Excise Taxes. Excise taxes were 8.0% and 7.8% respectively, of gross beverage sales for the quarters ended March 31, 2006 and 2005. Per beer barrel shipped excise taxes increased to $15.96 per beer barrel in the first quarter, from $15.80 per beer barrel in the same period in 2005. Federal taxes paid on beer shipments is determined by the level of shipments. A 60,000 barrel threshold exists at the federal level, resulting in incremental volume being taxed at an $18 per beer barrel rate versus a $7 per beer barrel rate on production below 60,000 barrels. State taxes per barrel vary on a state by state basis. The increase in excise taxes as a percentage of gross sales is due mainly to the estimated increase in beer sales volumes due to the fact that we calculate a weighted average cost per barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year.
     Gross Margin. Gross margin increased $976,000 to $2.5 million, an increase of 64.9%, in the quarter ended March 31, 2006 compared to the same period in 2005. The gross margin increased primarily as a result of higher sales volumes at more favorable prices in the beverage segment combined with a decrease in the per barrel costs resulting primarily from consolidating production operations, offset by increased freight costs. Additionally, the gross margin as a percentage of net sales increased to 22.8% in the quarter ended March 31, 2006 from 15.2% in the same period in 2005.

	Three Month Period Ended March 31,
	(in thousands)
		% of		% of
		Segment		Segment
Gross Margin	2006	Net Sales	2005	Net Sales	$ Change	% Change

Beverage Division	$2,509	33.4%	$1,564	23.9%	$945	60.4%
Alehouse Division	(29)	(0.9)%	(60)	(1.8%)	31	(51.7)%

Total	$2,480	22.8%	$1,504	15.2%	$976	64.9%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter increased $361,000 to $2.9 million over the same period in 2005. The additional expense was primarily attributed to an increase in general and administrative expenses of $456,000 to $1.2 million due primarily to legal fees associated with the Portland Brewing Company contract brewing and Portland Taproom management arrangements as well as increased consultancy costs, offset by a decrease of $92,000 in sales and marketing expenses. Selling expenses for the quarter ended March 31, 2006 totaled $1.3 million, or 17.3% of net beverage segment sales, compared to $1.2 million, or 18.5% of net beverage segment sales in the same period in 2005, while marketing expenses for the quarters ended March 31, 2006 and 2005 totaled $387,000 and $566,000, respectively.
     Other Expense, net. Other expense, net, decreased to $51,000 in the first quarter of 2006 from $64,000 in the first quarter of 2005. This change is primarily attributable to a decrease in interest expense resulting from a decrease in the amount drawn on the line of credit during the quarter, as compared to the same period in 2005.
     Income Taxes. As of March 31, 2006, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
     Net loss. We reported net loss of $505,000 for the quarter ended March 31, 2006 compared to a net loss of $1.1 million in the same quarter of 2005. The increase of $626,000 is primarily attributable to the beverage sales volume increases, and the cost reduction initiatives related to consolidating production operations offset by increased freight costs and additional general and administrative expenses.
Liquidity and Capital Resources and Commitments
     We had a $124,000 and $416,000 balance of cash and cash equivalents at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, our working capital was a negative $1.2 million compared to a negative $972,000 at December 31, 2005 and was impacted by the seasonally slower first quarter as compared to the fourth quarter combined with building inventories in preparation for the spring.
     Net cash used in operating activities for the three months ended March 31, 2006 decreased to $99,000 from $644,000 for the three months ended March 31, 2005. The decrease in cash used by operating activities was primarily due to the $505,000 in net loss for the year, compared to $1.1 million net loss in the same period last year, offset by an increase in inventories of $551,000 for the comparative periods.
     Net cash used in investing activities totaled approximately $175,000 for the three months ended March 31, 2006 compared to $288,000 for the same period of the prior year. The decrease in net cash used in investing activities was due to less cash spent on capital purchases of brewery equipment and improvements.
     Net cash used in financing activities totaled approximately $18,000 during the three months ended March 31, 2006, compared to net cash provided by financing activities of approximately $932,000 for the same period during 2005. The net cash used in financing activities during the three months ended March 31, 2006, was primarily due to payments on our line of credit. The net cash provided by financing activities during the three months ended March 31, 2005 was due net borrowings on the line of credit offset by cash dividends paid.
     In March 2006, we renegotiated our line of credit agreement with First Mutual bank which makes available through March 31, 2007, a $2.5 million line of credit. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (See Note 5 to the Condensed Consolidated Financial Statements). Any borrowings are subject to an interest rate of prime plus 1%, fully floating, with a 1% commitment fee. Under the terms of the agreement, we must limit capital expenditures to $1.4 million and adhere to certain financial performance covenants with a restriction on the payment of future dividends.

     Although we have a working capital deficit as of March 31, 2006, because the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates as a cash business, we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs. Even considering a possible adverse outcome from the TTB audit (see “Contingencies” below), we believe that our cash flow from operating activities in combination with various financing options, including the line of credit, would alleviate any liquidity concerns.
     Further, we believe that the 2005 consolidation of the majority of our Seattle brewery production into the Portland brewery will reduce production costs. The Company plans to continue its focus on initiatives to further improve operating results which include driving sales volume growth of our core brand families in order to deliver revenue growth, increasing capacity utilization while decreasing fixed production costs through capital investment, judicious use of marketing investment in programs which deliver positive returns, and achieving further operating efficiencies in our breweries to reduce costs and improve margin delivery. We will continue to evaluate opportunities for continued improvements and financial performance. However, management anticipates utilizing the funds under our line of credit as we move beyond the seasonally slow winter months, and it is possible that some or all of our cash requirements may not be met by these activities, which would require us to seek additional capital from other sources. Alternative sources of capital may not be available to us on attractive terms or at all.
     Other measures taken to manage cash flows include the Board of Director’s decision announced in February 2005 to cease paying dividends in order to reinvest our positive cash flow back into the business. Any future declaration of dividends will depend, among other things, on our results of operations, capital requirements and financial condition, bank covenants and on such other factors as our Board of Directors may in its discretion consider relevant.
     Future capital requirements may vary depending on such factors as the cost of acquisition of businesses, brands and real estate costs in the markets selected for future expansion, whether such real estate is leased or purchased and the extent of improvements necessary. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, we believe that our cash from operations and, to the extent required and available, bank borrowings, will be sufficient for our working capital needs.
Contractual Obligations
     At March 31, 2006, our commitment to make future payments under contractual obligations were as follows (in thousands):

		Less than			After
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating leases	$5,293	990	1,778	1,341	1,184
Capital leases	$878	263	615
Note payable(1)	$7,745	100	218	246	7,181

(1)	The amounts are principal only payments as stated in securitized financing arrangement for the Berkeley Facility purchase.
     In conjunction with the Portland Brewing asset purchase, we entered into a 5-year earn-out (earn-out) agreement with Portland Brewing Company which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period. For the quarters ended March 31, 2006 and 2005, there were no amounts owed under the earn-out.
     We have obligations in the form of revenue sharing provisions in certain alehouse lease agreements, based on the excess of the percentage of revenue over the minimum lease payment. For the quarters ended March 31, 2006 and 2005, there were no amounts owed under revenue sharing agreements.
Contingencies
     The federal Alcohol and Tobacco Tax and Trade Bureau (TTB), which adopts and administers federal excise tax rules, is currently auditing our federal excise tax returns and related operations for the period from May 1, 2003 to November 30, 2005. Among other operational and compliance matters that are being audited, the TTB is reviewing our contract brewing arrangement with Portland Brewing. Because the TTB audit is still underway, we are unable at this time to predict the outcome of the TTB’s review of this arrangement.

     We believe the outcome of the TTB’s audit is uncertain because of possible differences between the TTB’s and our interpretive positions on federal excise tax laws that relate to contract brewing arrangements. The TTB recently announced that beginning September 2006, it will adopt a more restrictive application of the excise tax rules with respect to two or more small brewers operating alternatively at the same brewery, an arrangement known under federal regulations as “alternating proprietorships.” Although the contract brewing arrangement between Portland Brewing and us is materially different from an alternating proprietorship arrangement, both may result in tax reductions relative to production by a single proprietor, and the TTB’s announcement regarding alternating proprietorships may indicate an intent to apply a restrictive interpretation of the excise tax rules that apply to contract brewing relationships.
     If the TTB were to conclude that the contract brewing arrangement with Portland Brewing did not, for some period, qualify under the applicable legal requirements for such arrangements, we believe that the TTB would impute to us the production and/or removals from bond of beer produced at the Brewery. In that case, the TTB could assert a claim against us for underpayment of federal excise taxes for prior periods, as well as interest and penalties. In particular, if the TTB concluded that the arrangement with Portland Brewing during prior periods did not qualify as a contract brewing arrangement, the TTB may assess an amount equal to the standard $18.00 per barrel excise tax on all production and removals from bond at the Brewery, as well as interest and penalties. Excluding potential interest and penalties, our aggregate exposure could amount to approximately $1.5 million for the period from August 1, 2004, when the contract brewing arrangement went into effect, through March 31, 2006.
     An assessment of the magnitude of the high end of the range would materially adversely affect our liquidity. Moreover, an adverse determination by the TTB could deny us the intended financial benefits of the arrangements in future periods, which could negatively impact our profitability in the future. We would consider appealing any adverse determination by the TTB. If we elected not to appeal the TTB’s determination or were not successful on appeal, we would pursue a number of alternatives to minimize the impact on our liquidity. First, we would attempt to negotiate a deferred payment plan for any significant assessment. We believe that acceptance of installment payment of such an assessment would be consistent with past TTB practice. Second, we have available borrowing capacity under our line of credit which could be used to satisfy a significant portion of any assessment by the TTB. If necessary, we would seek to arrange other financing to provide funds for the satisfaction of any significant TTB assessment. We can provide no assurance that a deferred payment plan could be worked out with the TTB, that we will be successful in renewing our existing line of credit, or that we will be able to arrange other financing.
     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC. There have been no significant changes in our critical accounting policies during the first quarter of 2006 except as follows:
•	Stock-based Compensation—We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. We use the Black-Scholes option-pricing method, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures) and, ultimately, the expense that will be recognized over the life of the options for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods. Additionally, the risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not provided for a dividend assumption in the Black-Scholes valuation method for grants subsequent to February 2005 as we ceased paying any dividends in early 2005 and currently do not expect to declare or pay dividends in the future. Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized on the consolidated statements of income.
See Note 2 to the condensed consolidated financial statements, “Stock-based Compensation,” for a more detailed discussion of the effects of SFAS No. 123(R) on our consolidated results of operations and financial condition.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company has not and does not currently have any intention to hold any derivative instruments or engage in hedging activities. Also, the Company did not have any outstanding variable rate debt as of March 31, 2006 due to the fact that it did not have an outstanding balance on the line of credit. Further, the Company does not enter into significant transactions denominated in foreign currency. Accordingly, the Company’s direct exposure to risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material.
ITEM 4. Controls and Procedures
Procedures
Procedures
(a) Evaluation of disclosure controls and procedure
     We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Vice President of Finance and Chief Accounting Officer, the principal financial officer, have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We concluded that our disclosure controls and procedures were not effective during our financial statement close for the quarter ended March 31, 2006, as we identified certain deficiencies in the controls surrounding monitoring and oversight of the work performed by accounting and financial personnel, including, but not limited to, fixed asset records and income tax accounting.
     We are in the process of developing plans to remediate this weakness. We believe we will substantially address the identified weakness through the change in the design and operations of our internal controls, and subject to confirmation of the effectiveness of our implementation of these remediation measures, anticipate that the weakness should be remediated prior to the end of fiscal 2006. We are continuing to evaluate additional controls and procedures that we can implement and will benefit from the seasoning of accounting personnel hired in 2005. We also plan to add additional accounting personnel in 2006. We may also add additional accounting personnel or resources during fiscal 2006 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements.
(b) Changes in internal controls
     There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006 in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS
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
By : /s/ JOHN LENNON
John Lennon
President and Chief Executive Officer

By : /s/ JASON W. REES
Jason W. Rees
Vice President of Finance and Chief Accounting Officer (Principal Financial Officer)

DATE: May 15, 2006