Form 10-Q
period 2006-06-30
PYRAMID BREWERIES INC
filed 2006-08-11
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Common stock, par value of $.01 per share: 8,925,273 shares of Common Stock outstanding as of August 4, 2006

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2006

PART I
Item 1 — FINANCIAL STATEMENTS
PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$116	$416
Accounts receivable, net of $20 allowance	3,681	2,838
Inventories	2,212	1,841
Prepaid expenses and other	642	716

Total current assets	6,651	5,811
Fixed assets, net of accumulated depreciation of $17,480 and $16,294	27,145	26,666
Other assets	1,627	1,426

Total assets	$35,423	$33,903

CURRENT LIABILITIES:
Accounts payable	$2,831	$3,243
Accrued expenses	3,836	2,770
Refundable deposits	715	596
Other current liabilities	645	174

Total current liabilities	8,027	6,783
Long-term financing, net of current	8,234	7,671
Deferred rent, net of current	500	538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000
Issued and outstanding shares — 8,923,687 and 8,805,737 at June 30, 2006 and December 31, 2005, respectively	89	88
Additional paid-in capital	37,251	37,023
Accumulated deficit	(18,678)	(18,200)

Total stockholders’ equity	18,662	18,911

Total liabilities and stockholders’ equity	$35,423	$33,903

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross sales	$14,576	$13,713	$26,083	$24,170
Less excise taxes	836	693	1,487	1,250

Net sales	13,740	13,020	24,596	22,920
Cost of sales	10,128	10,025	18,504	18,420

Gross margin	3,612	2,995	6,092	4,500
Selling, general and administrative expenses	3,489	2,820	6,419	5,389

Operating income (loss)	123	175	(327)	(889)
Other expense, net	(95)	(7)	(146)	(71)

Income (loss) before income taxes	28	168	(473)	(960)
Provision for income taxes	—	—	(4)	(3)

Net income (loss)	$28	$168	$(477)	$(963)

Basic and diluted net earnings (loss) per share	$—	$0.02	$(0.05)	$(0.11)
Weighted average basic shares outstanding	8,816,000	8,790,000	8,813,000	8,786,000
Weighted average diluted shares outstanding	8,943,000	9,141,000	8,813,000	8,786,000
The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Month Period Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(477)	$(963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,240	1,370
Stock-based compensation expense	212	32
Loss on write-off of equipment	7	—
Deferred rent	(38)	(34)
Changes in operating assets and liabilities:
Accounts receivable	(843)	(1,223)
Inventories	(371)	92
Prepaid expenses and other	(136)	39
Accounts payable and accrued expenses	654	1,161
Refundable deposits	119	174

Net cash provided by operating activities	367	648
INVESTING ACTIVITIES:
Acquisition of fixed assets	(564)	(633)
Proceeds from sale of fixed assets	—	33

Net cash used in investing activities	(564)	(600)
FINANCING ACTIVITIES:
Payments on long-term financing	(120)	(32)
Proceeds from exercise of stock options and stock issuance through the employee stock purchase plan	17	23
Net borrowings on line of credit	—	154
Cash dividends paid	—	(193)

Net cash used in financing activities	(103)	(48)
Decrease in cash and cash equivalents	(300)	—
Cash and cash equivalents at beginning of period	416	—

Cash and cash equivalents at end of period	$116	$—

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
     The Company
     Pyramid Breweries Inc. (“Pyramid” or the “Company”), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and sodas. We own two alehouse restaurants adjacent to our full-production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants in Walnut Creek and Sacramento, California and Seattle, Washington. We sell our products through a network of selected independent distributors and alehouses located primarily in Washington, Oregon and California. As of June 30, 2006, our products were distributed in approximately 38 states within the U.S. Our core Pyramid brand family primarily includes Hefe Weizen and Apricot Weizen beers and our non-core beer brands include MacTarnahan’s along with smaller product lines reported under the Allied Brand designation. We also manufacture a line of gourmet sodas under the Thomas Kemper Soda Company label.
     Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2005, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2006, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     Basis of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: PBC Acquisition, LLC, Pyramid Gilman Street Property, LLC and Thomas Kemper Soda Company, Inc. Intercompany transactions and balances are eliminated in consolidation.
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
     We report revenues under the commercial arrangements with the Portland Brewing Company on a gross basis pursuant to the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue as a Principal versus Net as an Agent”, as the Company is a principal.
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
     Net Earnings (Loss) Per Share
     Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares of stock outstanding and assumes the vesting of other dilutive securities including employee stock options and awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands except per share data)
Net income (loss)	$28	$168	$(477)	$(963)
Shares:
Weighted average basic shares outstanding	8,816	8,790	8,813	8,786
Dilutive effect of employee stock options and awards	127	351	—	—

Weighted average diluted shares outstanding	8,943	9,141	8,813	8,786

Basic earnings (loss) per share	$0.00	$0.02	$(0.05)	$(0.11)

Diluted earnings (loss) per share	$0.00	$0.02	$(0.05)	$(0.11)

The following shares attributable to outstanding stock options were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(in thousands)
Shares excluded from calculation of dilutive earnings (loss) per share	188	430	615	704
     Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions including whether to file or not to file a return in a particular jurisdiction. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial position, results of operations and cash flows.
     Liquidity
     During the six months ended June 30, 2006, our working capital remained negative at $1.4 million. Cash and cash equivalents and accounts receivable were $3.8 million as of June 30, 2006. Our working capital was impacted negatively by CEO transition costs during the second quarter, as well as an increase in short term financing related to our capital lease keg financing agreement (see Note 5). Cash provided by operating activities for the six months ended June 30, 2006 was $367,000 compared to $648,000 for same period last year.
     The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs. Even considering a possible adverse outcome to the recent proposed assessment issued by the TTB (see Note 6), we believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, would provide adequate working capital to meet our needs.
     We will continue our focus on initiatives to further improve operating results, which includes driving growth of our core Pyramid brand family to deliver revenue growth, a judicious use of marketing investment in programs which deliver positive returns, increasing capacity utilization while decreasing fixed production costs and achieving further operating efficiencies in the breweries to reduce costs and improve margins. We will continue to evaluate opportunities for continued improvements in financial performance. However, it is possible that some or all of our cash requirements may not be met by these activities, which would require us to seek additional capital from other sources which may not be available to us on attractive terms or at all.
2. Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). Prior to the adoption of SFAS No. 123(R), we applied APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Accordingly, for periods prior to 2006, no compensation cost was recognized for grants under the stock option programs, and the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. Additionally, no stock-based compensation expense related to employee stock purchases under our Employee Stock Purchase Plan was recognized during the three and six month periods ended June 30, 2005.

     Under the modified prospective transition method, compensation cost associated with the stock option plans recognized for the six months ended June 30, 2006 includes: (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant date fair value under SFAS No 123(R). SFAS No. 123(R) also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.
     For periods prior to the adoption of SFAS No. 123(R), the following table summarizes the pro forma effect of stock-based compensation on net income (loss) and net earnings (loss) per share as if the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been adopted, as follows (in thousands, except for per share amounts):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income (loss) as reported	$168	$(963)
Add: Stock-based compensation cost as reported	16	32
Less: Stock-based compensation cost determined under the fair value based method	(26)	(60)

Net income (loss) as adjusted	$158	$(991)
Basic and diluted net earnings (loss) per share as reported	$0.02	$(0.11)
Basic and diluted net earnings (loss) per share as adjusted	$0.02	$(0.11)
Stock Option Plans
     We maintain two shareholder-approved equity incentive plans which include the 2004 Equity Incentive Plan (the 2004 Plan) and the Director Stock Option Plan (the Director Plan). Up to 1,564,000 shares of common stock have been reserved under the 2004 Plan and a total of 250,000 shares have been reserved under the Director Plan. The 2004 Plan provides for a broad variety of equity awards and includes provisions relating to performance goals. The 2004 Plan is administered by the Board of Directors or the Compensation Committee of the Company’s Board of Directors, who are authorized to select individuals to whom awards are granted, to determine the types of awards and the number of shares subject to each award, to set the terms, conditions and provisions of such awards, to cancel or suspend awards and to establish procedures pursuant to which the payment of any such awards may be deferred. Stock option awards are typically granted to management-level employees with an exercise price equal to the market price of our stock on the date of grant, generally vest based on a straight-line basis over three years and have a contractual term of ten years. Stock options granted under the Director Plan have a term of ten years from the date of grant and vest immediately.
     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Volatility is based primarily on historical volatilities from our stock. We use historical data to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Additionally, the risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We did not include an assumption for dividends as we have not declared or paid any dividends for the period and do not currently expect to do so in the foreseeable future. Compensation expense is recognized on a straight-line basis over the vesting period for options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. We recognized $7,000 and $49,000 in stock option award expense for the three and six months ended June 30, 2006.
     In May 2006, each non-employee director was granted 5,000 nonqualified stock options under the Director Plan in conjunction with service provided to the Company over the past year. Stock options granted during the three and six months ended June 30, 2006 totaled 25,000. There were no non-director stock option grants during the three and six months ended June 30, 2005. Employee stock options granted during the three and six months ended June 30, 2005 totaled 25,500.

     The fair value of options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six months Ended
	June 30
	2006	2005
Expected life	6 yrs	5 yrs
Risk free interest rate	4.9%	3.9%
Expected volatility	51%	51%
Expected dividend yield	0%	0%
     Stock option activity for our plans was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	(rounded)	Exercise Price	Term	Value
Outstanding at December 31, 2005	641,000	$2.47
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(22,500)	2.16

Outstanding at March 31, 2006	618,500	$2.48	5.5	$87,000

Granted	25,000	$2.57
Exercised	—	—
Canceled/Forfeited	(29,000)	6.63

Outstanding at June 30,2006	614,500	$2.29	5.7	$263,100

Exercisable at June 30, 2006	560,100	$2.30	5.4	$235,100

The weighted-average grant date fair value of stock options granted during the quarter ended June 30, 2006 was $1.43. There were no options exercised during the three and six months ended June 30, 2006 and 2005.
Nonvested stock option activity for our plans was as follows:

		Weighted
		Average
	Shares	Grant Date
	(rounded)	Fair Value
Nonvested balance at December 31, 2005	96,900	$2.17
Granted	—	—
Vested	(15,900)	2.17
Forfeited	(19,500)	2.09

Nonvested balance at March 31, 2006	61,500	$2.19

Granted	25,000	2.57
Vested	(32,100)	2.51
Forfeited	—	—

Nonvested balance at June 30, 2006	54,400	$2.18

     Total unrecognized compensation cost related to nonvested stock options was $45,000 at June 30, 2006. This cost is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Awards
     The adoption of SFAS No. 123R did not change our accounting for restricted stock. The cost associated with our restricted stock has been included in net income(loss). The fair value of restricted stock is determined based on the closing trading price of our common stock on the grant date.
     As reported in a Securities and Exchange Commission (“SEC”) Form 8-K filed on May 5, 2006, employment agreements were made with each of the Company’s named executive officers, excluding the CEO, which provide for grants of restricted stock on January 1, 2007 and each of the four anniversaries following that date as follows: (i) stock awards or stock units for 4,000 shares and (ii) stock awards or stock units for an additional 4,000 shares if certain performance goals are met. The restricted share grants vest one year from the grant date. Compensation cost associated with the time-based awards is recognized on a straight-line basis over six years. The performance-based awards are contingent on corporate performance and will be granted after the one-year performance goal has been met. Compensation cost associated with these performance grants is recognized when it is probable that the performance targets will be met. Restricted stock expense for the three month period ended June 30, 2006 and 2005 was $33,000 and $16,000 and for the six month period ended was $49,000 and $32,000, respectively.
     A summary of the status of our restricted stock is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic
	(rounded)	Fair Value	Contractual Term	Value
Nonvested balance at December 31, 2005	—	$—	—	$
Granted	70,000	2.55
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2006	70,000	$2.55	0.9	$178,500

Granted	35,000	2.68
Vested	(105,000)	2.59
Forfeited	—
Nonvested balance at June 30, 2006	—	$—	—	$—

     There was no unrecognized compensation cost related to unvested awards at June 30, 2006.
   Employee Stock Purchase Plan
     Under our Employee Stock Purchase Plan (the Purchase Plan), which allows eligible employees to acquire shares of our common stock at a 15% discount subject to certain limitations as defined in the Purchase Plan, we recognized expense of $460 and $1,900 associated with such purchases under the Purchase Plan for the three and six months ended June 30, 2006. No compensation cost was recorded for the three and six months ended June 30, 2005.
     The shares of common stock are acquired based on the lower of the fair market value of the stock on the first or the last business day of the quarterly offering period. A total of 500,000 shares of common stock are available under the Purchase Plan.
3. Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$898	$741
Work in process	209	123
Finished goods	1,105	977

Total inventories	$2,212	$1,841

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.
4. Line of Credit
     We have a $2.5 million line of credit agreement with our bank which was renegotiated in June 2006 to extend the availability of the line of credit from March 31, 2007 to June 30, 2007. In March 2006, the line of credit agreement was amended to increase the line of credit from the previous limit of $2.0 million. A portion of the line of credit, $345,000, is reserved to support a standby letter of credit for the keg lease agreement (see Note 5). Based on the terms of the amended agreement, the availability to borrow on the line is 75% of eligible accounts receivable. Under the revised terms of the amended agreement, the interest rate charged on the amounts outstanding has decreased to prime plus 1%, fully floating, with a 1% commitment fee. We granted the bank a security interest in our property and assets as well as the proceeds and the products of the collateral, namely cash, accounts receivable, inventory and fixed assets. We also agreed to adhere to certain financial performance covenants which included a restriction on the payment of future dividends and the limitation of capital expenditures to $1.4 million. We were in compliance with these covenants as of June 30, 2006.
5. Capital Lease
     In February 2006, we entered into a non-cancelable lease agreement for the lease of up to 14,500 new kegs. As of June 30, 2006, we had purchased the maximum amount of kegs allowed under the lease agreement for $1.2 million in debt payable over a 30-month period. We are required by the terms of the lease agreement to furnish a standby letter of credit in the amount of $345,000 which reduces the amount available on our $2.5 million line of credit.
6. Litigation and Contingencies
     The federal Alcohol and Tobacco Tax and Trade Bureau (TTB), which administers alcoholic beverage industry federal excise tax rules, completed their audit in the second quarter of 2006 of our federal excise tax returns and related operations for the period from May 1, 2003 to November 30, 2005. Among other operational and compliance matters audited, the TTB reviewed our contract brewing arrangement with Portland Brewing Company (Portland Brewing).
     With regard to our contract brewing relationship with Portland Brewing, the TTB has asserted that we, not Portland Brewing, had legal control of the Portland brewery facilities for purposes of the federal excise tax laws. As a result, according to the TTB, we have underpaid, and Portland Brewing has overpaid, federal excise taxes on beer produced at the Portland brewery during the period January 1, 2005 through May 31, 2006. The TTB has issued us a notice of proposed assessment asserting that we owe a total of approximately $2.1 million in excise taxes and interest for that period. During that same period, Portland Brewing paid approximately $1.0 million in federal excise taxes based in part on the lower tax rate on production of up to 60,000 barrels per year that is available to small brewers. Under the TTB’s interpretation of our arrangement with Portland Brewing, Portland Brewing was not the legal brewer at the Portland brewery facility and therefore was not obligated to pay federal excise taxes on beer produced at that facility. Under our agreements with Portland Brewing, we are entitled to any refund of excise taxes paid by Portland Brewing and intend to claim such refunds for excise taxes that were overpaid by Portland Brewing in the event that we should not prevail. Consequently, based on the TTB’s proposed assessment, our maximum net excise tax exposure (including interest) for the period covered by the TTB’s notice of proposed assessment is approximately $1.1 million. The TTB has not asserted that we underpaid any excise taxes prior to January 1, 2005 relating to production at the Portland brewery facility.
     Applicable law permits us to dispute the TTB’s findings and proposed assessments. We established and operated our contract brewing arrangement with Portland Brewing with the understanding that the arrangement complies with applicable statutes and regulations and that taxes were paid by the proper parties at the applicable rate. Consequently, we disagree with the TTB’s position on this matter. We are in the process of arranging a meeting with representatives of the TTB to offer our arguments in support of the arrangement and to explore a resolution of the proposed assessment. We intend to consider all of our options in an effort to reduce or eliminate the amount of the final assessment and, if necessary, arrange payment terms that will not compromise our liquidity, as an assessment at the high end of the range of possible outcomes could materially adversely affect our liquidity. We have available borrowing capacity under our line of credit which could be used to satisfy a significant portion of any assessment by the TTB. If necessary, we would seek to arrange other financing to provide funds for the satisfaction of any significant TTB assessment. We can provide no assurance that a deferred payment plan could be worked out with the TTB, that we will be successful in renewing our existing line of credit, or that we will be able to arrange other financing. Moreover, an adverse determination by the TTB could deny us certain financial benefits of the contract brewing arrangement with Portland Brewing in future periods, which could negatively impact our profitability in the future.
     Effective June 2006, and pending final resolution with the TTB, we are now voluntarily paying federal excise taxes on beer produced at the Portland brewery facility as if we are the brewer at the facility (i.e., at a higher average rate per barrel) without agreeing with the TTB’s position or waiving our right to contest liability for those taxes. On an ongoing basis, if such higher federal excise taxes remain in effect, the maximum estimated impact on gross margin will approximate $660,000 per year. As a contingency, we are in the process of exploring possible changes to the commercial relationship with Portland Brewing that would satisfy the TTB’s requirements for a valid contract brewing arrangement, in an effort to realize certain intended benefits of that relationship. No assurance can be given that we will be able to restructure the relationship with Portland Brewing to satisfy the TTB’s requirements. In addition, we are unable at this time to predict the final outcome of our discussions with the TTB or the ultimate financial outcome.
     At June 30, 2006, no amounts have been accrued for this assessment as we do not believe the amount we may have to ultimately pay within the range of $0 to $1.1 million is estimatable.
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
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies ( see Note 1). We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. We record intersegment sales at cost. The “Other” category consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets includes accounts receivable, inventory, goodwill and fixed assets specific to a segment.
     Segment information for the periods ended June 30, 2006 and 2005 is as follows (in thousands):

	Beverage
	Operations	Alehouse	Other	Total
Quarter ended June 30, 2006
Gross revenues from external customers	$10,575	$4,001	$—	$14,576
Net revenues from external customers	9,739	4,001	—	13,740
Intersegment revenues	131	—	(131)	—
Operating income (loss)	1,840	379	(2,096)	123
Capital expenditures	632	26	8	666
Total assets	21,636	5,376	8,411	35,423

Quarter ended June 30, 2005
Gross revenues from external customers	$9,589	$4,124	$—	$13,713
Net revenues from external customers	8,896	4,124	—	13,020
Intersegment revenues	172	—	(172)	—
Operating income (loss)	1,444	294	(1,563)	175
Capital expenditures	271	33	8	312
Total assets	20,983	6,286	8,018	35,287

Six months ended June 30, 2006
Gross revenues from external customers	$18,726	7,357	—	26,083
Net revenues from external customers	17,239	7,357	—	24,596
Intersegment revenues	260	—	(260)	—
Operating income (loss)	3,053	350	(3,730)	(327)
Capital expenditures	1,685	26	8	1,719
Total assets	21,636	5,376	8,411	35,423

Six months ended June 30, 2005
Gross revenues from external customers	$16,692	$7,478	$—	$24,170
Net revenues from external customers	15,442	7,478	—	22,920
Intersegment revenues	303	—	(303)	—
Operating income (loss)	1,799	233	(2,921)	(889)
Capital expenditures	410	138	30	578
Total assets	20,983	6,286	8,018	35,287

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
Overview
     We are engaged in the brewing, marketing and selling of craft beers and sodas. As of June 30, 2006, our products were distributed in approximately 38 states within the U.S. through a network of selected independent distributors and brokers. Our core Pyramid brand family primarily includes Hefe Weizen and Apricot Weizen beers and our non-core beer brands include MacTarnahan’s along with smaller product lines reported under the Allied Brand designation. We also manufacture a line of gourmet sodas under the Thomas Kemper Soda Company label. We own two alehouse restaurants adjacent to our full-production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants located in Walnut Creek and Sacramento, California and Seattle, Washington. Our Portland brewery is operated by Portland Brewing Company (Portland Brewing) pursuant to a contract brewing arrangement and the MacTarnahan’s Taproom is subleased to Portland Brewing but managed by us pursuant to another commercial arrangement.
Results of Operations
     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.
SELECTED UNAUDITED OPERATING DATA

	Three Months Ended June 30,
	(in thousands, except barrel & per share amounts)
		% of		% of
	2006	Net Sales	2005	Net Sales
Gross sales	$14,576		$13,713
Less excise taxes	836		693

Net sales	13,740	100.0	13,020	100.0
Cost of sales	10,128	73.7	10,025	77.0

Gross margin	3,612	26.3	2,995	23.0
Selling, general and administrative expenses	3,489	25.4	2,820	21.7

Operating income	123	0.9	175	1.3
Other expense, net	(95)	(0.7)	(7)	(0.1)

Income before income taxes	28	0.2	168	1.2
Provision for income taxes	—	—	—	—

Net income	$28	0.2	$168	1.2

Basic and diluted net earnings per share	$0.00		$0.02

Operating data (in barrels):
Beer shipped	51,900		50,100
Soda shipped	13,900		13,700

Total shipped	65,800		63,800

Annual production capacity	265,000		334,000

	Six Month Period Ended June 30,
	(in thousands, except barrel & per share amounts)
		% of		% of
	2006	Net Sales	2005	Net Sales
Gross sales	$26,083		$24,170
Less excise taxes	1,487		1,250

Net sales	24,596	100.0	22,920	100.0
Cost of sales	18,504	75.2	18,420	80.4

Gross margin	6,092	24.8	4,500	19.6
Selling, general and administrative expenses	6,419	26.1	5,389	23.5

Operating loss	(327)	(1.3)	(889)	(3.9)
Other expense, net	(146)	(0.6)	(71)	(0.3)

Loss before income taxes	(473)	(1.9)	(960)	(4.2)
Provision for income taxes	(4)	—	(3)	—

Net loss	$(477)	(1.9)	$(963)	(4.2)

Basic and diluted net loss per share	$(0.05)		$(0.11)

Operating data (in barrels):
Beer shipped	94,500		87,100
Soda shipped	21,900		23,400

Total shipped	116,400		110,500

Annual production capacity	265,000		334,000

QUARTER ENDED JUNE 30, 2006 COMPARED TO QUARTER ENDED JUNE 30, 2005
     Gross Sales. Gross sales increased 6.3%, or $862,000, to $14.6 million in the quarter ended June 30, 2006, from $13.7 million in the same quarter in 2005. Wholesale beverage segment sales increased 10.3%, or $986,000, to $10.6 million in the second quarter from $9.6 million in the same quarter in 2005 as a result of a 3.0% increase in total beverage shipments. Of the total beverage shipments, beer shipments increased by 3.4% to 51,900 barrels in the quarter from 50,200 barrels in the same period in 2005, primarily due to Pyramid beer brand shipments which increased 17.8% to 44,000 barrels in the quarter driven by Pyramid Hefeweizen, the Company’s top selling product, which was up 13.9% in shipment volumes for the quarter. The increase in beer shipments was offset by declines in other non-core beer brand shipments. Shipments of non-core brands were down 38.7% to 7,900 barrels due primarily to the elimination of a number of underperforming product styles sold under Mactarnahan’s and other non-core beer brands that accounted for over 4,300 barrels in the second quarter of 2005, or 86.1% of the non-core brand shipment decrease. Alehouse sales decreased approximately 3.0% for the quarter to $4.0 million compared to $4.1 million for the comparable quarter in 2005. This was primarily due to a decline in sales in the Portland MacTarnahan’s Taproom combined with slight declines in the Sacramento and Seattle locations due primarily to reduced traffic resulting from inclement weather early in the second quarter, offset by single digit sales growth increases in our Berkeley and Walnut Creek locations.
     Excise Taxes. Excise taxes were 7.9% and 7.2% respectively, of gross beverage sales for the quarters ended June 30, 2006 and 2005. Per beer barrel shipped excise taxes increased to $16.87 per beer barrel in the second quarter, from $14.49 per beer barrel in the same period in 2005. Federal taxes paid on beer shipments is determined by the level of shipments. A 60,000 barrel threshold exists at the federal level, resulting in incremental volume being taxed at an $18 per beer barrel rate versus a $7 per beer barrel rate on production below 60,000 barrels. State taxes per barrel vary on a state by state basis. The increase in excise taxes as a percentage of gross sales is due mainly to the estimated increase in beer sales volumes due to the fact that we calculate a weighted average cost per barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year. Additionally, effective June 2006 and pending the resolution of our dispute with the TTB (see “Contingencies” below), we now are voluntarily paying federal excise taxes on beer produced at the Portland brewery facility as if we are the brewer at the facility at the $18 per beer barrel rate.
     Gross Margin. Gross margin for the quarter ended June 30, 2006 increased $617,000 to $3.6 million, an increase of 20.6% compared to the same period in 2005. The gross margin increased primarily as a result of higher sales volumes at more favorable prices in the beverage segment combined with a decrease in the per barrel costs resulting primarily from consolidating production operations offset by increased freight costs. Additionally, the gross margin as a percentage of net sales increased to 26.3% in the quarter ended June 30, 2006 from 23.0% in the same period in 2005.

	Three Month Period Ended June 30,
	(in thousands)
		% of		% of
		Segment		Segment
Gross Margin	2006	Net Sales	2005	Net Sales	$ Change	% Change

Beverage Division	$3,233	33.2%	$2,701	30.4%	$532	19.7%
Alehouse Division	379	9.5%	294	7.1%	85	28.9%

Total	$3,612	26.3%	$2,995	23.0%	$617	20.6%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter increased $669,000 to $3.5 million over the same period in 2005. The additional expense was primarily related to an increase in general and administrative expenses of $753,000 to $1.6 million due primarily to CEO transition costs of $373,000 during the second quarter, increases in director and public company costs of $157,000 due primarily to the annual meeting which was held during the second quarter, as compared to the third quarter in the prior year and $109,000 related to rent expense associated with the vacant Seattle brewery, increases in compensation and bonuses of $122,000. These increases were offset by a decrease of $84,000 in sales and marketing expenses. Selling expenses for the quarter ended June 30, 2006 totaled $1.4 million, or 14.3% of net beverage segment sales, compared to $1.3 million, or 14.1% of net beverage segment sales in the same period in 2005, while marketing expenses for the quarters ended June 30, 2006 and 2005 totaled $488,000 and $708,000, respectively.
     Other Expense, net. Other expense, net, increased to $95,000 in the second quarter of 2006 from $7,000 in the second quarter of 2005. This change is primarily attributable to an increase in interest expense associated with our capital lease agreement and decreased parking revenue for the quarter, as compared to the same period in 2005.
     Income Taxes. As of June 30, 2006, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
     Net loss. We reported net income of $28,000 for the quarter ended June 30, 2006 compared to a net income of $168,000 in the same quarter of 2005. The decrease in net income of $140,000 is primarily due to the increase in general and administrative expenses for the quarter ended June 30, 2006.
SIX MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2005
     Gross Sales. Gross sales increased 7.9%, or $1.9 million, to $26.1 million for the six months ended June 30, 2006, from $24.2 million in the same period in 2005. Wholesale beverage segment sales increased 12.2%, or $2.0 million, to $18.7 million for the six months ended June 30, 2006 from $16.7 million in the same period in 2005 as a result of a 5.3% increase in total beverage shipments. Of the total beverage shipments, beer shipments increased by 8.5% to 94,500 barrels in the six months from 87,100 barrels in the same period in 2005, primarily due to increased Pyramid beer brand shipments. Pyramid brand shipments increased 23.7% to 79,300 barrels in the six months ended June 30, 2006 driven by Pyramid Hefeweizen, the Company’s top selling product, which was up 20.1% in shipment volumes for the period. The increase in beer shipments was offset by declines in other non-core beer brand shipments which were down 34.4% to 15,200 barrels due primarily to the elimination of a number of underperforming product styles sold under Mactarnahan’s and other non-core beer brands that accounted for over 6,800 barrels in the second quarter of 2005 or 85.7% of the non-core brand shipment decrease. Additionally, the increase in beer shipments was offset by shipments of Thomas Kemper Soda which decreased 1,500 barrels to 21,900 barrels for the six months ended June 30, 2006 attributed to decreased demand. Alehouse sales decreased slightly to $7.4 million for the first six months of 2006 compared to $7.5 million in the same period in 2005. This is primarily due to a decline in sales in the Portland MacTarnahan’s Taproom along with slight declines seen in the Sacramento and Seattle locations primarily due to reduced traffic resulting from inclement weather in the second quarter, offset by single digit sales growth increases in our Berkeley and Walnut Creek locations.
     Excise Taxes. Excise taxes were 7.9% and 7.5% respectively, of gross beverage sales for the six months ended June 30, 2006 and 2005. Per beer barrel shipped excise taxes increased to $16.46 per beer barrel in the six months ended June 30, 2006, from $15.05 per beer barrel in the same period in 2005. Federal taxes paid on beer shipments is determined by the level of shipments. A 60,000 barrel threshold exists at the federal level, resulting in incremental volume being taxed at an $18 per beer barrel rate versus a $7 per beer barrel rate on production below 60,000 barrels. State taxes per barrel vary on a state by state basis. The increase in excise taxes as a percentage of gross sales is due mainly to the estimated increase in beer sales volumes due to the fact that we calculate a weighted average cost per barrel for the year based on the tax rates in order to allocate excise tax costs throughout the year. Additionally, effective June 2006 and pending the resolution of our dispute with the TTB (see “Contingencies” below), we now are voluntarily paying federal excise taxes on beer produced at the Portland brewery facility as if we are the brewer at the facility at the $18 per beer barrel rate.
     Gross Margin. Gross margin increased $1.6 million to $6.1 million, an increase of 35.4%, in the six months ended June 30, 2006 compared to the same period in 2005. The gross margin increase was primarily the result of higher sales volumes at more favorable prices in the beverage segment combined with a decrease in the per barrel costs resulting primarily from consolidating production operations, offset by increased freight costs. Additionally, the gross margin as a percentage of net sales increased to 24.8% in the six months ended June 30, 2006 from 19.6% in the same period in 2005.

	Six Month Period Ended June 30,
	(in thousands)
		% of		% of
		Segment		Segment
Gross Margin	2006	Net Sales	2005	Net Sales	$ Change	% Change

Beverage Division	$5,742	33.3%	$4,266	27.6%	$1,476	34.6%
Alehouse Division	350	4.8%	234	3.1%	116	49.6%

Total	$6,092	24.8%	$4,500	19.6%	$1,592	35.4%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 increased $1.0 million to $6.4 million over the same period in 2005. The additional expense was primarily attributed to an increase in general and administrative expenses of $1.2 million to $2.9 million due primarily to CEO transition costs during the second quarter of approximately $373,000, rent expense associated with the vacant Seattle brewery of approximately $219,000, an increase in legal, accounting and consulting costs of $324,000 due primarily to fees associated with the Portland Brewing Company contract brewing and Portland Taproom management arrangements and the TTB audit, and increased compensation and bonuses of $180,000, offset by a decrease of $179,000 in sales and marketing expenses. Selling expenses for the six months ended June 30, 2006 totaled $2.7 million, or 15.6% of net beverage segment sales, compared to $2.5 million, or 16.0% of net beverage segment sales in the same period in 2005, while marketing expenses for the six months ended June 30, 2006 and 2005 totaled $875,000 and $1.3 million, respectively.
     Other Expense, net. Other expense, net, increased to $146,000 in the first six months of 2006 from $71,000 in the first six months of 2005. This change is primarily attributable to an increase in interest expense associated with our capital lease agreement and decreased parking revenue for the period, as compared to the same period in 2005.
     Income Taxes. As of June 30, 2006, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
     Net loss. We reported net loss of $477,000 for the six months ended June 30, 2006 compared to a net loss of $963,000 in the same period of 2005. The reduction in net loss of $486,000 is primarily due to the beverage sales volume increases, and the cost reduction initiatives related to consolidating production operations offset by an increase in general and administrative expenses.
Liquidity and Capital Resources and Commitments
     We had a $116,000 and $416,000 balance of cash and cash equivalents at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, our working capital was a negative $1.4 million compared to a negative $972,000 at December 31, 2005 . Our working capital was impacted negatively by CEO transition costs during the second quarter and an increase in short term financing related to our capital lease keg financing agreement (see Note 5).

     Net cash provided by operating activities for the six months ended June 30, 2006 decreased to $367,000 from $648,000 for the six months ended June 30, 2005. The decrease in cash provided by operating activities was primarily due to the building of inventories in anticipation of forecasted sales demand during the third quarter.
     Net cash used in investing activities totaled approximately $564,000 for the six months ended June 30, 2006 compared to $600,000 for the same period of the prior year. The decrease in net cash used in investing activities was due to less cash spent on capital purchases of brewery equipment and improvements.
     Net cash used in financing activities totaled approximately $103,000 during the six months ended June 30, 2006, compared to net cash used of approximately $48,000 for the same period during 2005. The net cash used in financing activities during the six months ended June 30, 2006, was primarily due to payments on our Berkeley mortgage and keg lease.
     In June 2006, we renegotiated our line of credit agreement with our bank which makes available through June 30, 2007, a $2.5 million line of credit. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (see Note 5). Any borrowings are subject to an interest rate of prime plus 1%, fully floating, with a 1% commitment fee. Under the terms of the agreement, we must limit capital expenditures to $1.4 million and adhere to certain financial performance covenants with a restriction on the payment of future dividends.
     The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs. Even considering a possible adverse outcome from the TTB audit (see “Contingencies” below), we believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, would provide adequate working capital to meet our needs.
     We plan to focus on initiatives to further improve operating results which include driving growth of our core Pyramid brand family to deliver revenue growth, a judicious use of marketing investment in programs which deliver positive returns, increasing capacity utilization while decreasing fixed production costs through capital investment and achieving further operating efficiencies in our breweries to reduce costs and improve margins. We will continue to evaluate opportunities for continued improvements in financial performance. However, it is possible that some or all of our cash requirements may not be met by these activities, which would require us to seek additional capital from other sources which may not be available to us on attractive terms or at all.
     Other measures taken to manage cash flows include the Board of Director’s decision announced in February 2005 to cease paying dividends in order to reinvest our positive cash flow back into the business. Any future declaration of dividends will depend, among other things, on our results of operations, capital requirements and financial condition, bank covenants and on such other factors as our Board of Directors may in its discretion consider relevant. We do not anticipate the declaration or payment of dividends for the foreseeable future.
     While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, we believe that our cash from operations and, to the extent required and available, bank borrowings, will be sufficient for our working capital needs.
Contractual Obligations
     At June 30, 2006, our commitment to make future payments under contractual obligations were as follows (in thousands):

		Less than			After
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating leases	$5,441	1,275	2,104	1,257	805
Capital leases	$1,083	470	613	—	—
Note payable(1)	$7,721	100	221	250	7,150

(1)	The amounts are principal only payments as stated in securitized financing arrangement for the Berkeley Facility purchase.

     During the second quarter of 2006, we completed the acquisition of new kegs under our capital lease agreement (see Note 5) with the purchase of 4,100 kegs. We incurred an additional $322,000 in debt for a total of $1.2 million, payable over a 30-month period.
     In conjunction with the Portland Brewing asset purchase, we entered into a 5-year earn-out (earn-out) agreement with Portland Brewing Company which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period. For the quarters ended June 30, 2006 and 2005, there were no amounts owed under the earn-out.
     We have obligations in the form of revenue sharing provisions in certain alehouse lease agreements, based on the excess of the percentage of revenue over the minimum lease payment. For the quarters ended June 30, 2006 and 2005, there were no amounts owed under revenue sharing agreements.
Contingencies
     The federal Alcohol and Tobacco Tax and Trade Bureau (TTB), which administers alcoholic beverage industry federal excise tax rules, completed their audit in the second quarter of 2006 of our federal excise tax returns and related operations for the period from May 1, 2003 to November 30, 2005. Among other operational and compliance matters audited, the TTB reviewed our contract brewing arrangement with Portland Brewing Company (Portland Brewing).
     With regard to the our contract brewing relationship with Portland Brewing, the TTB has asserted that we, not Portland Brewing, had legal control of the Portland brewery facilities for purposes of the federal excise tax laws. As a result, according to the TTB, we have underpaid, and Portland Brewing has overpaid, federal excise taxes on beer produced at the Portland brewery during the period January 1, 2005 through May 31, 2006. The TTB has issued us a notice of proposed assessment asserting that we owe a total of approximately $2.1 million in excise taxes and interest for that period. During that same period, Portland Brewing paid approximately $1.0 million in federal excise taxes based in part on the lower tax rate on production of up to 60,000 barrels per year that is available to small brewers. Under the TTB’s interpretation of our arrangement with Portland Brewing, Portland Brewing was not the legal brewer at the Portland brewery facility and therefore was not obligated to pay federal excise taxes on beer produced at that facility. Under our agreements with Portland Brewing, we are entitled to any refund of excise taxes paid by Portland Brewing, and intend to claim such refunds for excise taxes that were overpaid by Portland Brewing in the event that we should not prevail. Consequently, based on the TTB’s proposed assessment, our maximum net excise tax exposure (including interest) for the period covered by the TTB’s notice of proposed assessment is approximately $1.1 million. The TTB has not asserted that we underpaid any excise taxes prior to January 1, 2005 relating to production at the Portland brewery facility.
     Applicable law permits us to dispute the TTB’s findings and proposed assessments. We established and operated our contract brewing arrangement with Portland Brewing with the understanding that the arrangement complies with applicable statutes and regulations and that taxes were paid by the proper parties at the applicable rate. Consequently, we disagree with the TTB’s position on this matter. We are in the process of arranging a meeting with representatives of the TTB to offer our arguments in support of the arrangement and to explore a resolution of the proposed assessment. We intend to consider all of our options in an effort to reduce or eliminate the amount of the final assessment and, if necessary, arrange payment terms that will not compromise our liquidity, as an assessment at the high end of the range of possible outcomes could materially adversely affect our liquidity. We have available borrowing capacity under our line of credit which could be used to satisfy a significant portion of any assessment by the TTB. If necessary, we would seek to arrange other financing to provide funds for the satisfaction of any significant TTB assessment. We can provide no assurance that a deferred payment plan could be worked out with the TTB, that we will be successful in renewing our existing line of credit, or that we will be able to arrange other financing. Moreover, an adverse determination by the TTB could deny us certain financial benefits of the contract brewing arrangement with Portland Brewing in future periods, which could negatively impact our profitability in the future.
     Effective June 2006, and pending final resolution with the TTB, we are now voluntarily paying federal excise taxes on beer produced at the Portland brewery facility as if we are the brewer at the facility (i.e., at a higher average rate per barrel) without agreeing with the TTB’s position or waiving our right to contest liability for those taxes. On an ongoing basis, if such higher federal excise taxes remain in effect, the maximum estimated impact on gross margin will approximate $660,000 per year. As a contingency, we are in the process of exploring possible changes to the commercial relationship with Portland Brewing that would satisfy the TTB’s requirements for a valid contract brewing arrangement, in an effort to realize certain intended benefits of that relationship. No assurance can be given that we will be able to restructure the relationship with Portland Brewing to satisfy the TTB’s requirements. In addition, we are unable at this time to predict the final outcome of our discussions with the TTB or the ultimate financial outcome.

     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2006 except as follows:
•	Stock-based Compensation—We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. We use the Black-Scholes option-pricing method, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures) and, ultimately, the expense that will be recognized over the life of the options for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods. Additionally, the risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not provided for a dividend assumption in the Black-Scholes valuation method for grants beginning in 2005 as we ceased paying any dividends in early 2005 and currently do not expect to declare or pay dividends in the future. Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized on the consolidated statements of income.
     See Note 2 to the condensed consolidated financial statements, “Stock-based Compensation,” for a more detailed discussion of the effects of SFAS No. 123(R) on our consolidated results of operations and financial condition.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company has not and does not currently have any intention to hold any derivative instruments or engage in hedging activities. Also, the Company did not have any outstanding variable rate debt as of June 30, 2006 due to the fact that it did not have an outstanding balance on the line of credit. Further, the Company does not enter into significant transactions denominated in foreign currency. Accordingly, the Company’s direct exposure to risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material.
ITEM 4. Controls and Procedures
Procedures
     Procedures
     (a) Evaluation of disclosure controls and procedure
     We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Vice President of Finance and Chief Accounting Officer, the principal financial officer, have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We concluded that our disclosure controls and procedures were not effective during our financial statement close for the quarter ended June 30, 2006, as we identified certain deficiencies in the controls surrounding monitoring and oversight of the work performed by accounting and financial personnel, including, but not limited to, fixed asset records and income tax accounting.
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
     (b) Changes in internal controls
     There were no significant changes in the Company’s internal control over financial reporting during the six months ended June 30, 2006 in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
The following risk factor is an update to the previously disclosed risk factors by us in our Form 10-K, Item 1A for the period ending December 31, 2005.
     TTB Audit. The federal Alcohol and Tobacco Tax and Trade Bureau (TTB), which administers alcoholic beverage industry federal excise tax rules, completed their audit in the second quarter of 2006 of our federal excise tax returns and related operations for the period from May 1, 2003 to November 30, 2005. Among other operational and compliance matters that audited, the TTB reviewed our contract brewing arrangement with Portland Brewing Company (Portland Brewing).
     With regard to the our contract brewing relationship with Portland Brewing, the TTB has asserted that we, not Portland Brewing, had legal control of the Portland brewery facilities for purposes of the federal excise tax laws. As a result, according to the TTB,we have underpaid, and Portland Brewing has overpaid, federal excise taxes on beer produced at the Portland brewery during the period January 1, 2005 through May 31, 2006. The TTB has issued us a notice of proposed assessment asserting that we owe a total of approximately $2.1 million in excise taxes and interest for that period. During that same period, Portland Brewing paid approximately $1.0 million in federal excise taxes based in part on the lower tax rate on production of up to 60,000 barrels per year that is available to small brewers. Under the TTB’s interpretation of our arrangement with Portland Brewing, Portland Brewing was not the legal brewer at the Portland brewery facility and therefore was not obligated to pay federal excise taxes on beer produced at that facility. Under the our agreements with Portland Brewing, we are entitled to any refund of excise taxes paid by Portland Brewing, and intend to claim such refunds for excise taxes that were overpaid by Portland Brewing in the event that we should not prevail. Consequently, based on the TTB’s proposed assessment, our maximum net excise tax exposure (including interest) for the period covered by the TTB’s notice of proposed assessment is approximately $1.1 million. The TTB has not asserted that we underpaid any excise taxes prior to January 1, 2005 relating to production at the Portland brewery facility.
     Applicable law permits us to dispute the TTB’s findings and proposed assessments. We established and operated our contract brewing arrangement with Portland Brewing with the understanding that the arrangement complies with applicable statutes and regulations and that taxes were paid by the proper parties at the applicable rate. Consequently, we disagree with the TTB’s position on this matter. We are in the process of arranging a meeting with representatives of the TTB to offer our arguments in support of the arrangement and to explore a resolution of the proposed assessment. We intend to consider all of our options in an effort to reduce or eliminate the amount of the final assessment and, if necessary, arrange payment terms that will not compromise our liquidity, as an assessment at the high end of the range of possible outcomes could materially adversely affect our liquidity. We have available borrowing capacity under our line of credit which could be used to satisfy a significant portion of any assessment by the TTB. If necessary, we would seek to arrange other financing to provide funds for the satisfaction of any significant TTB assessment. We can provide no assurance that a deferred payment plan could be worked out with the TTB, that we will be successful in renewing our existing line of credit, or that we will be able to arrange other financing. Moreover, an adverse determination by the TTB could deny us certain financial benefits of the contract brewing arrangement with Portland Brewing in future periods, which could negatively impact our profitability in the future.

     Effective June 2006, and pending final resolution with the TTB, we are now voluntarily paying federal excise taxes on beer produced at the Portland brewery facility as if we are the brewer at the facility (i.e., at a higher average rate per barrel) without agreeing with the TTB’s position or waiving our right to contest liability for those taxes. On an ongoing basis, if such higher federal excise taxes remain in effect, the maximum estimated impact on gross margin will approximate $660,000 per year. As a contingency, we are in the process of exploring possible changes to the commercial relationship with Portland Brewing that would satisfy the TTB’s requirements for a valid contract brewing arrangement, in an effort to realize certain intended benefits of that relationship. No assurance can be given that we will be able to restructure the relationship with Portland Brewing to satisfy the TTB’s requirements. In addition, we are unable at this time to predict the final outcome of our discussions with the TTB or the ultimate financial outcome.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Pyramid’s annual meeting of shareholders was held on May 24, 2006. At the annual meeting, the shareholders elected two directors to hold office until the annual meeting of shareholders in 2009. The vote was as follows:

	Number
	of Shares
	For	Withheld
Term Expiring in 2009
Lee Andrews	8,141,869	65,518
Scott Svenson	8,141,869	65,518
     There were no broker non-votes.
     In addition, shareholders ratified the appointment of Moss Adams LLP. The vote was as follows:

	Number
	of Shares
	For	Against	Abstain
Ratify
Moss Adams LLP	8,171,769	8,769	26,849

ITEM 6. EXHIBITS
10.1	Summary of annual base salaries and 2006 Executive Committee bonus program (incorporated by reference to the first paragraph under Item 1.01 of Pyramid’s Current Report on Form 8-K filed May 11, 2006)*

10.2	2006 Officer Incentive Compensation Plan Policy (incorporated by reference to Pyramid’s Current Report on Form 8-K filed May 11, 2006)*

10.3	Compensation Revision between Pyramid and John Lennon (incorporated by reference to Pyramid’s Current Report on Form 8-K filed May 11, 2006)*

10.4	Employment Agreement between Pyramid and Jason Rees (incorporated by reference to Pyramid’s Current Report on Form 8-K filed May 11, 2006)*

10.5	Employment Agreement between Pyramid and Gary McGrath (incorporated by reference to Pyramid’s Current Report on Form 8-K filed May 11, 2006)*

10.6	Employment Agreement between Pyramid and Mark House (incorporated by reference to Pyramid’s Current Report on Form 8-K filed May 11, 2006)*

10.7	Employment Agreement between Pyramid and Patrick Coll (incorporated by reference to Pyramid’s Current Report on Form 8-K filed May 11, 2006)*

10.8	Summary of compensation package for Scott Barnum (incorporated by reference to the third paragraph under Item 5.02 of Pyramid’s Current Report on Form 8-K filed July 7, 2006)*

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Vice President of Finance and Chief Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jason W. Rees, Vice President of Finance and Chief Accounting Officer

*	Management contract or compensatory plan or arrangement

SIGNATURE
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID BREWERIES INC.
By:	/s/ SCOTT BARNUM
Scott Barnum
President and Chief Executive Officer

By:	/s/ JASON W. REES
Jason W. Rees
Vice President of Finance and Chief Accounting Officer (Principal Financial Officer)

DATE: August 11, 2006