Form 10-Q
period 2006-09-30
PYRAMID BREWERIES INC
filed 2006-11-14
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Common stock, par value of $.01 per share: 8,928,089 shares of Common Stock outstanding as of November 3, 2006

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I
Item 1 — FINANCIAL STATEMENTS
PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$203	$416
Accounts receivable, net of $20 allowance	3,810	2,838
Inventories	2,362	1,841
Prepaid expenses and other	761	716

Total current assets	7,136	5,811
Fixed assets, net of accumulated depreciation of $18,075 and $16,294	26,711	26,666
Other assets	1,790	1,426

Total assets	$35,637	$33,903

CURRENT LIABILITIES:
Accounts payable	$2,146	$3,243
Accrued Expenses	4,132	2,770
Refundable deposits	605	596
Other current liabilities	766	174

Total current liabilities	7,649	6,783
Long-term financing, net of current	8,181	7,671
Deferred rent, net of current	482	538
Other liabilities	502	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000
Issued and outstanding shares — 8,925,273 and 8,805,737 at September 30, 2006 and December 31, 2005, respectively	89	88
Additional paid-in capital	37,282	37,023
Accumulated deficit	(18,548)	(18,200)

Total stockholders’ equity	18,823	18,911

Total liabilities and stockholders’ equity	$35,637	$33,903

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross sales	$15,777	$14,284	$41,859	$38,454
Less excise taxes	1,675	758	3,162	2,007

Net sales	14,102	13,526	38,697	36,447
Cost of sales	10,769	10,172	29,276	28,593

Gross margin	3,333	3,354	9,421	7,854
Selling, general and administrative expenses	3,230	2,910	9,649	8,299

Operating income (loss)	103	444	(228)	(445)
Other income (expense), net	28	(4)	(114)	(75)

Income (loss) before income taxes	131	440	(342)	(520)
Provision for income taxes	(1)	(1)	(6)	(4)

Net income (loss)	$130	$439	$(348)	$(524)

Basic and diluted net earnings (loss) per share	$0.01	$0.05	$(0.04)	$(0.06)
Weighted average basic shares outstanding	8,925,000	8,799,000	8,851,000	8,790,000
Weighted average diluted shares outstanding	8,981,000	9,156,000	8,851,000	8,790,000
The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Month Period Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(348)	$(524)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,817	2,050
Stock-based compensation expense	240	48
Loss (gain) on sale of equipment	7	(415)
Deferred rent	(56)	(51)
Changes in operating assets and liabilities:
Accounts receivable	(1,042)	(1,168)
Inventories	(522)	203
Prepaid expenses and other	(328)	(69)
Accounts payable and accrued expenses	265	453
Current liabilities	198	—
Refundable deposits	9	116
Other liabilities	502	—

Net cash provided by operating activities	742	643
INVESTING ACTIVITIES:
Acquisition of fixed assets	(725)	(815)
Proceeds from sale of fixed assets	—	783

Net cash used in investing activities	(725)	(32)
FINANCING ACTIVITIES:
Payments on long-term financing	(250)	(55)
Proceeds from exercise of stock options and stock issuance through the employee stock purchase plan	20	37
Net borrowings on line of credit	—	(400)
Cash dividends paid	—	(193)

Net cash used in financing activities	(230)	(611)
Decrease in cash and cash equivalents	(213)	—
Cash and cash equivalents at beginning of period	416	—

Cash and cash equivalents at end of period	$203	$—

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
     The Company
     Pyramid Breweries Inc. (Pyramid or the Company), a Washington corporation, is engaged in the brewing, marketing and selling of craft beers and sodas. We own two alehouse restaurants adjacent to our full-production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants in Walnut Creek and Sacramento, California and Seattle, Washington. We sell our products through a network of selected independent distributors and alehouses located primarily in Washington, Oregon and California. As of September 30, 2006, our products were distributed in approximately 39 states within the U.S. Our core Pyramid brand family includes Hefe Weizen and Apricot Weizen beers and our non-core beer brands include MacTarnahan’s along with smaller product lines reported under the Allied Brand designation. We also manufacture a line of gourmet sodas under the Thomas Kemper Soda Company label.
     Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2005, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2006, have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
     We report revenues under the commercial arrangements with the Portland Brewing Company on a gross basis pursuant to the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue as a Principal versus Net as an Agent, as the Company is a principal.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands except per share data)
Net income (loss)	$130	$439	$(348)	$(524)
Shares:
Weighted average basic shares outstanding	8,925	8,799	8,851	8,790
Dilutive effect of employee stock options and awards	56	357	—	—

Weighted average diluted shares outstanding	8,981	9,156	8,851	8,790

Basic net earnings (loss) per share	$0.01	$0.05	$(0.04)	$(0.06)

Diluted net earnings (loss) per share	$0.01	$0.05	$(0.04)	$(0.06)

The following shares attributable to outstanding stock options were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Shares excluded from calculation of dilutive net earnings (loss) per share	207	385	567	736

     Recently Issued Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial position, results of operations and cash flows.
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us as of the beginning of our 2008 fiscal year. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.
     In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions including whether to file or not to file a return in a particular jurisdiction. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently assessing the potential impact, if any, of adopting FIN No. 48 on our financial position, results of operations and cash flows.
     Liquidity
     At September 30, 2006, our working capital remained negative at $513,000. Cash and cash equivalents and accounts receivable were $4.0 million as of September 30, 2006. Our working capital was impacted negatively by executive transition costs during the second and third quarters, the excise tax settlement as discussed below, as well as an increase in short term financing related to our capital lease keg financing agreement (see Note 5, Capital Lease). Cash provided by operating activities for the nine months ended September 30, 2006 was $742,000 compared to $643,000 for same period last year.
     The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates as a cash business. As such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.
     We reached a preliminary agreement with the Alcohol and Tobacco Tax Trade Bureau (TTB) during the third quarter of 2006 (see Note 6, Litigation and Contingencies) that we will pay $700,000 to resolve all issues arising from the recently completed excise tax audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by the Portland Brewing Company for the period at issue due to Portland Brewing’s waiver of its rights to receive a refund of those excise tax payments. Under the terms of the preliminary agreement, the Company will be obligated to make an initial payment of $50,000, and the balance will be payable in monthly installments of principle and interest for a period of three years, at a variable interest rate that is currently estimated to be 8%. We believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, will provide adequate working capital to meet our needs.
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
2. Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). Prior to the adoption of SFAS 123(R), we applied Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to

Employees, and related interpretations in accounting for our plans. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Accordingly, for periods prior to 2006, no compensation cost was recognized for grants under the stock option programs, and the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. Additionally, no stock-based compensation expense related to employee stock purchases under our Employee Stock Purchase Plan was recognized during the three and nine month periods ended September 30, 2005.
     Under the modified prospective transition method, compensation cost associated with the stock option plans recognized for the nine months ended September 30, 2006 includes: (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant date fair value under SFAS 123(R). SFAS 123(R) also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.
     For periods prior to the adoption of SFAS 123(R), the following table summarizes the pro forma effect of stock-based compensation on net income (loss) and basic and diluted net earnings (loss) per share as if the fair value expense recognition provisions of SFAS 123, as amended by SFAS 148, had been adopted, as follows (in thousands, except for per share amounts):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
Net income (loss) as reported	$439	$(524)
Add: Stock-based compensation cost as reported	16	48
Less: Stock-based compensation cost determined under the fair value based method	(23)	(83)

Net income (loss) as adjusted	$432	$(559)
Basic and diluted net earnings (loss) per share as reported	$0.05	$(0.06)
Basic and diluted net earnings (loss) per share as adjusted	$0.05	$(0.06)
     Stock Option Plans
     We maintain two shareholder-approved equity incentive plans which include the 2004 Equity Incentive Plan (the 2004 Plan) and the Director Stock Option Plan (the Director Plan). Up to 1,564,000 shares of common stock have been reserved under the 2004 Plan and a total of 250,000 shares have been reserved under the Director Plan. The 2004 Plan provides for a broad variety of equity awards and includes provisions relating to performance goals. The 2004 Plan is administered by the Compensation Committee of the Company’s Board of Directors, who are authorized to select individuals to whom awards are granted, to determine the types of awards and the number of shares subject to each award, to set the terms, conditions and provisions of such awards, to cancel or suspend awards and to establish procedures pursuant to which the payment of any such awards may be deferred. Stock option awards are typically granted to management-level employees with an exercise price equal to the market price of our stock on the date of grant, generally vest based on a straight-line basis over three years and have a contractual term of ten years. Stock options granted under the Director Plan have a term of ten years from the date of grant and vest immediately.
     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Volatility is based primarily on historical volatilities from our stock. We use historical data to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Additionally, the risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We did not include an assumption for dividends as we have not declared or paid any dividends for the period and do not currently expect to do so in the foreseeable future. Compensation expense is recognized on a straight-line basis over the vesting period for options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. We recognized $4,000 and $53,000 in stock option award expense for the three and nine months ended September 30, 2006.
     Stock options granted during the three and nine months ended September 30, 2006 totaled 0 and 25,000, respectively. Stock options granted during the three and nine months ended September 30, 2005 totaled 85,000 and 110,500, respectively.

     The fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine months Ended
	September 30,
	2006		2005
Expected life	6.2	yrs	5.0-5.2	yrs
Risk-free interest rate		4.9%		3.9-4.3%
Expected volatility		51.3%		29.0%-51.0%
Expected dividend yield		0%		0%
     Stock option activity for our plans was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	(rounded)	Exercise Price	Term	Value
Outstanding at December 31, 2005	641,000	$2.47
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(22,500)	2.16

Outstanding at March 31, 2006	618,500	$2.48	5.5	$87,000

Granted	25,000	$2.57
Exercised	—	—
Canceled/Forfeited	(29,000)	6.63

Outstanding at June 30, 2006	614,500	$2.29	5.7	$263,100

Granted	—	$—
Exercised	—	—
Canceled/Forfeited	(47,200)	2.14

Outstanding at September 30, 2006	567,300	$2.30	4.9	$157,356

Exercisable at September 30, 2006	560,332	$2.30	4.9	$156,123

     There were no stock options exercised during the three and nine months ended September 30, 2006 and 2005.

Nonvested stock option activity for our plans was as follows:

		Weighted
		Average
	Shares	Grant Date
	(rounded)	Fair Value
Nonvested balance at December 31, 2005	96,900	$0.81
Granted	—	—
Vested	(15,900)	0.67
Forfeited	(19,500)	0.42

Nonvested balance at March 31, 2006	61,500	$0.97

Granted	25,000	1.43
Vested	(32,100)	1.33
Forfeited	—	—

Nonvested balance at June 30, 2006	54,400	$0.96

Granted	—	—
Vested	(5,300)	0.99
Forfeited	(42,200)	0.97

Nonvested balance at September 30, 2006	6,900	$0.91

     Total unrecognized compensation cost related to nonvested stock options was $5,000 at September 30, 2006. This cost is expected to be recognized over a weighted-average period of 1.9 years.
     Restricted Stock Awards
     The adoption of SFAS 123(R) did not change our accounting for restricted stock. The cost associated with our restricted stock has been included in net income (loss). The fair value of restricted stock is determined based on the closing trading price of our common stock on the grant date.
     As reported in an SEC Form 8-K filed on May 5, 2006, employment agreements were made with each of the Company’s named executive officers, excluding the CEO, which provide for grants of restricted stock on January 1, 2007 and each of the four anniversaries following that date as follows: (i) stock awards or stock units for 4,000 shares and (ii) stock awards or stock units for an additional 4,000 shares if certain performance goals are met. The restricted share grants vest one year from the grant date. Compensation cost associated with the time-based awards is recognized on a straight-line basis over six years. The performance-based awards are contingent on corporate performance and will be granted after the annual performance goal has been met. Compensation cost associated with these performance grants is recognized when it is probable that the performance targets will be met. Restricted stock expense for the three and nine month periods ended September 30, 2006 and 2005 was $23,000 and $72,000 and $16,000 and $48,000, respectively.
     A summary of the status of our restricted stock is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Grant Date	Remaining	Intrinsic
	(rounded)	Fair Value	Contractual Term	Value
Nonvested balance at December 31, 2005	—	$—	—	$
Granted	70,000	2.55
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2006	70,000	$2.55	0.9	$178,500

Granted	35,000	2.68
Vested	(105,000)	2.59
Forfeited	—	—
Nonvested balance at June 30, 2006	—	$—	—	$—

Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance September 30, 2006	—	$—	—	$—

     There was no unrecognized compensation cost related to unvested awards at September 30, 2006.
     Employee Stock Purchase Plan
     Under our Employee Stock Purchase Plan (the Purchase Plan), which allows eligible employees to acquire shares of our common stock at a 15% discount subject to certain limitations as defined in the Purchase Plan, we recognized expense of $1,400 and $3,300 associated with such purchases under the Purchase Plan for the three and nine months ended September 30, 2006. No compensation cost relating to the Purchase Plan was recorded for the three and nine months ended September 30, 2005.
     The shares of common stock are acquired based on the lower of the fair market value of the stock on the first or the last business day of the quarterly offering period. A total of 500,000 shares of common stock have been reserved under the Purchase Plan.
3. Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$956	$741
Work in process	249	123
Finished goods	1,157	977

Total inventories	$2,362	$1,841

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.
4. Line of Credit
     We have a $2.5 million line of credit agreement with our bank which was renegotiated in June 2006 to extend the availability of the line of credit from March 31, 2007 to June 30, 2007. In March 2006, the line of credit agreement was amended to increase the line of credit from the previous limit of $2.0 million. A portion of the line of credit, $345,000, is reserved to support a standby letter of credit for the keg lease agreement (see Note 5, Capital Lease). Based on the terms of the amended agreement, the availability to borrow on the line is 75% of eligible accounts receivable. Under the revised terms of the amended agreement, the interest rate charged on the amounts outstanding has decreased to prime plus 1%, fully floating, with a 1% commitment fee. We granted the bank a security interest in our property and assets as well as the proceeds and the products of the collateral, namely cash, accounts receivable, inventory and fixed assets. We also agreed to adhere to certain financial performance covenants which included a restriction on the payment of future dividends and a cash outlay limitation for capital expenditures to $1.4 million. We were in compliance with these covenants as of September 30, 2006.
5. Capital Lease
     In February 2006, we entered into a non-cancelable lease agreement for the lease of up to 14,500 new kegs. Through June 30, 2006, we had purchased the maximum amount of kegs allowed under the lease agreement for $1.2 million in debt payable over a 30-month period. We are required by the terms of the lease agreement to furnish a standby letter of credit in the amount of $345,000 which reduces the amount available on our $2.5 million line of credit.
6. Litigation and Contingencies
     In the second quarter of 2006, the TTB, which administers alcoholic beverage industry federal excise tax rules, completed its audit of our federal excise tax returns and related operations for the period from May 1, 2003 to November 30, 2005. Among other operational and compliance matters audited, the TTB reviewed our contract brewing arrangement with Portland Brewing Company (Portland Brewing).
     With regard to our contract brewing relationship with Portland Brewing, the TTB has asserted that we, not Portland Brewing, had legal control of the Portland brewery facilities for purposes of the federal excise tax laws. As a result, according to the TTB, we have underpaid, and Portland Brewing has overpaid, federal excise taxes on beer produced at the Portland brewery during the period January 1, 2005 through May 31, 2006. The TTB issued us a notice of proposed assessment asserting that we owe a total of approximately $2.1 million in excise taxes and interest for that period. During that same period, Portland Brewing paid approximately

$1.0 million in federal excise taxes based in part on the lower tax rate on production of up to 60,000 barrels per year that is available to small brewers. Under the TTB’s interpretation of our arrangement with Portland Brewing, Portland Brewing was not the legal brewer at the Portland brewery facility and therefore was not obligated to pay federal excise taxes on beer produced at that facility. Under our agreements with Portland Brewing, we are entitled to any refund of excise taxes paid by Portland Brewing. Consequently, based on the TTB’s proposed assessment, our maximum net excise tax exposure (including interest) for the period covered by the TTB’s notice of proposed assessment was approximately $1.1 million. The TTB has not asserted that we underpaid any excise taxes prior to January 1, 2005 relating to production at the Portland brewery facility.
     Since receiving the notice of proposed assessment, the Company has engaged in discussions with the TTB relating to a possible compromise of the assessment and also voluntarily began to pay federal excise taxes on beer produced at the Portland brewery facility as if the Company were the legal brewer at that facility (i.e., at a higher average rate per barrel). As a result of its discussions with the TTB, the Company has reached a preliminary agreement with the TTB that it will pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by Portland Brewing for the period at issue due to Portland Brewing’s waiver of its right to receive a refund of those excise tax payments. Under the terms of the preliminary agreement, the Company will be obligated to make an initial payment of $50,000, and the balance will be payable in monthly installments of principal and interest for a period of three years, at a variable interest rate that is currently estimated to be 8%. The Company anticipates this preliminary agreement will be finalized once the TTB has issued the Company a final assessment and the Company makes an offer in compromise to settle on the terms described herein. As of September 30, 2006, $700,000 has been accrued for this federal excise tax assessment and recorded to excise taxes as a period expense for the quarter ended September 30, 2006.
     In addition, based on its discussions with the TTB and Portland Brewing, the Company has concluded that it is not practical to modify its relationship with Portland Brewing to comply with the TTB’s interpretations of federal excise tax laws so that Portland Brewing would be respected as the legal brewer at the Portland brewery facility. Consequently, the Company has elected to terminate the Production Agreement with Portland Brewing, including its contract brewing at the Company’s Portland, Oregon brewery facility and the operation of the MacTarnahan’s Taproom Alehouse restaurant in Portland, Oregon (Alehouse). Once the Production Agreement is terminated, the Company will be the legal brewer at the Portland brewery facility. Additionally, the Company will continue to own and operate the Alehouse.
     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
7. Segment Information
     We follow the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and report segment information in the same format reviewed by management. Our management has identified two primary operating segments, beverage operations and alehouses, which are organized around differences in products and services and are managed separately because each business requires different production, management and marketing strategies. Beverage operations include the production and sale of our beverage products including both beer and soda. The alehouse segment consists of five alehouses, which market and sell the full line of our beer and soda products as well as food and certain merchandise.
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1, Nature of Operations and Summary of Significant Accounting Policies). We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. We record intersegment sales at cost. The “Other” category consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets includes accounts receivable, inventory, goodwill and fixed assets specific to a segment.

     Segment information for the periods ended September 30, 2006 and 2005 is as follows (in thousands):

	Beverage
	Operations	Alehouse	Other	Total
Quarter ended September 30, 2006
Gross revenues from external customers	$11,632	$4,145	$—	$15,777
Net revenues from external customers	9,957	4,145	—	14,102
Intersegment revenues	152	—	(152)	—
Operating income (loss)	1,514	407	(1,818)	103
Capital expenditures	139	23	—	162
Total assets	21,700	5,173	8,764	35,637
Quarter ended September 30, 2005
Gross revenues from external customers	$10,102	$4,182	$—	$14,284
Net revenues from external customers	9,344	4,182	—	13,526
Intersegment revenues	167	—	(167)	—
Operating income (loss)	1,643	307	(1,506)	444
Capital expenditures	101	30	30	161
Total assets	20,635	5,794	7,948	34,377
Nine months ended September 30, 2006
Gross revenues from external customers	$30,357	11,502	—	41,859
Net revenues from external customers	27,195	11,502	—	38,697
Intersegment revenues	411	—	(411)	—
Operating income (loss)	4,564	757	(5,549)	(228)
Capital expenditures	1,824	49	7	1,880
Total assets	21,700	5,173	8,764	35,637
Nine months ended September 30, 2005
Gross revenues from external customers	$26,794	$11,660	$—	$38,454
Net revenues from external customers	24,787	11,660	—	36,447
Intersegment revenues	470	—	(470)	—
Operating income (loss)	3,442	540	(4,427)	(445)
Capital expenditures	514	157	69	740
Total assets	20,635	5,794	7,948	34,377
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements concerning future performance, developments or events, concerning potential sales, restaurant expansion, production capacity, pending agreements with third parties and any other guidance on future periods, constitute forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof, or comparable terminology. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control and which could cause actual results or outcomes to differ materially from our stated expectations. The Company’s actual future results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (SEC), as supplemented by the section entitled “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and this report. Any forward-looking statements are made only as of the date hereof. We do not intend to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except as may be required by law.
Overview
     We are engaged in the brewing, marketing and selling of craft beers and sodas. As of September 30, 2006, our products were distributed in approximately 39 states within the U.S. through a network of selected independent distributors and brokers. Our core

Pyramid brand family includes Hefe Weizen and Apricot Weizen beers and our non-core beer brands include MacTarnahan’s along with smaller product lines reported under the Allied Brand designation. We also manufacture a line of gourmet sodas under the Thomas Kemper Soda Company label. We own two alehouse restaurants adjacent to our full-production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants located in Walnut Creek and Sacramento, California and Seattle, Washington. Our Portland brewery is operated by Portland Brewing Company (Portland Brewing) pursuant to a contract brewing arrangement and the MacTarnahan’s Taproom is subleased to Portland Brewing but managed by us pursuant to another commercial arrangement. However, pursuant to our discussions with the TTB and Portland Brewing, we have concluded that it is not practical to modify our relationship with Portland Brewing to comply with the TTB’s interpretations of federal excise tax laws so that Portland Brewing would be respected as the legal brewer at the Portland brewery facility. Consequently, we have elected to terminate the Production Agreement with Portland Brewing, including our contract brewing at our Portland, Oregon brewery facility and the operation of the MacTarnahan’s Taproom Alehouse restaurant in Portland (Alehouse). Once the Production Agreement is terminated, we will be the legal brewer at the Portland brewery facility. Additionally, we will continue to own and operate the Alehouse.
Results of Operations
     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.
SELECTED UNAUDITED OPERATING DATA

	Three Months Ended September 30,
	(in thousands, except barrel & per share amounts)
		% of		% of
	2006	Net Sales	2005	Net Sales
Gross sales	$15,777		$14,284
Less excise taxes	1,675		758

Net sales	14,102	100.0	13,526	100.0
Cost of sales	10,769	76.4	10,172	75.2

Gross margin	3,333	23.6	3,354	24.8
Selling, general and administrative expenses	3,230	22.9	2,910	21.5

Operating income	103	0.7	444	3.3
Other income (expense), net	28	0.2	(4)	0.0

Income before income taxes	131	0.9	440	3.3
Provision for income taxes	(1)	—	(1)	—

Net income	$130	0.9	$439	3.3

Basic and diluted net earnings per share	$0.01		$0.05

Operating data (in barrels):
Beer shipped	55,300		51,200
Soda shipped	14,700		13,300

Total shipped	70,000		64,500

Annual production capacity	265,000		250,000

	Nine Month Period Ended September 30,
	(in thousands, except barrel & per share amounts)
		% of		% of
	2006	Net Sales	2005	Net Sales
Gross sales	$41,859		$38,454
Less excise taxes	3,162		2,007

Net sales	38,697	100.0	36,447	100.0
Cost of sales	29,276	75.7	28,593	78.5

Gross margin	9,421	24.3	7,854	21.5
Selling, general and administrative expenses	9,649	24.9	8,299	22.7

Operating loss	(228)	(0.6)	(445)	(1.2)
Other expense, net	(114)	(0.3)	(75)	(0.2)

Loss before income taxes	(342)	(0.9)	(520)	(1.4)
Provision for income taxes	(6)	—	(4)	—

Net loss	$(348)	(0.9)	$(524)	(1.4)

Basic and diluted net loss per share	$(0.04)		$(0.06)

Operating data (in barrels):
Beer shipped	149,900		138,400
Soda shipped	36,600		36,700

Total shipped	186,500		175,100

Annual production capacity	265,000		250,000

QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2005
     Gross Sales. Gross sales increased 10.5%, or $1.5 million, to $15.8 million in the quarter ended September 30, 2006, from $14.3 million in the same quarter in 2005. Wholesale beverage segment sales increased 15.1%, or $1.5 million, to $11.6 million in the third quarter from $10.1 million in the same quarter in 2005 as a result of an 8.5% increase in total beverage shipments. Of the total beverage shipments, beer shipments increased by 8.0% to 55,300 barrels in the quarter from 51,200 barrels in the same period in 2005, primarily due to a 16.4% increase in Pyramid brand shipments to 44,000 barrels in the quarter driven by Pyramid Hefe Weizen, the Company’s top selling product, which was up 14.8% in shipment volume for the quarter. The increase in Pyramid brand shipments was offset by declines in other non-core beer brand shipments. Shipments of non-core brands were down 15.1% to 11,300 barrels due primarily to the elimination of a number of underperforming product styles sold under MacTarnahan’s and other non-core beer brands that accounted for over 1,100 barrels in the third quarter of 2005, or 56.2% of the non-core brand shipment decrease. Alehouse sales declined slightly to $4.1 million in the third quarter, or approximately 0.9%, compared to $4.2 million for the comparable quarter in 2005. This was primarily due to a decline in sales in the Portland MacTarnahan’s Taproom combined with slight declines in the Sacramento and Berkeley locations due primarily to reduced traffic, offset by single digit sales growth increases in our Seattle and Walnut Creek locations.
     Excise Taxes. Excise taxes were 14.4% and 7.5% respectively, of gross beverage sales for the quarters ended September 30, 2006 and 2005. Per beer barrel shipped excise taxes increased to $30.29 per beer barrel in the third quarter, from $14.80 per beer barrel in the same period in 2005. Federal taxes paid on beer shipments is determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis. Increases in excise taxes are due in part to estimated increases in beer sales volumes for the year as we calculate an annual weighted average cost per barrel based on applicable tax rates in order to allocate excise tax costs throughout the year. For the quarter ended September 30, 2006, the increase in excise taxes as a percentage of gross sales is due primarily to the preliminary agreement reached with the TTB during the third quarter of 2006 (see Note 6, Litigation and Contingencies) in which the Company agreed to pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by the Portland Brewing Company for the period at issue due to Portland Brewing’s waiver of its rights to receive a refund of those excise tax payments. Also contributing to the increase in excise taxes for the quarter, the Company began voluntarily paying federal excise taxes on beer produced at the Portland brewery facility as if it were the legal brewer at the facility at the $18 per barrel rate.
     Gross Margin. Gross margin for the quarter ended September 30, 2006 decreased $21,000, or 0.6%, to $3.3 million, compared to the same period in 2005 primarily due to the one-time impact of the $700,000 TTB excise tax assessment recorded during the third quarter of 2006, the effect of which was moderated by the fact that gross margin during the third quarter of 2005 benefited from a $415,000 gain on the sale of brewery equipment relating to the consolidation of production operations, which was recorded to cost of sales. This decrease in gross margin was offset by higher sales volumes at more favorable prices in the beverage segment. Additionally, the gross margin as a percentage of net sales decreased to 23.6% in the quarter ended September 30,

2006 from 24.8% in the same period in 2005, due primarily to the impact of the TTB excise tax assessment in the third quarter of 2006 and the asset gain recorded to cost of sales in the third quarter of 2005, as detailed above.

	Three Month Period Ended September 30,
	(in thousands)
		% of		% of
		Segment		Segment
Gross Margin	2006	Net Sales	2005	Net Sales	$ Change	% Change
Beverage Division	$2,926	29.4%	$3,047	32.6%	$(121)	(4.0)%
Alehouse Division	407	9.8%	307	7.3%	100	32.6%

Total	$3,333	23.6%	$3,354	24.8%	$(21)	(0.6)%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter increased $320,000 to $3.2 million over the same period in 2005. The additional expense was primarily related to an increase in general and administrative expenses of $384,000, to $1.3 million, due primarily to increases in rent expense associated with the vacant Seattle brewery of approximately $110,000, legal costs of $107,000 related primarily to fees associated with the TTB excise tax audit, executive transition costs of $99,000 and public company costs of $89,000 related primarily to the Company’s compliance efforts with the Sarbanes-Oxley Act of 2002 . These increases were offset by a decrease of $71,000 in marketing expenses. Selling expenses for the quarter ended September 30, 2006 totaled $1.4 million, or 14.2% of net beverage segment sales, compared to $1.4 million, or 15.0% of net beverage segment sales in the same period in 2005, while marketing expenses for the quarters ended September 30, 2006 and 2005 totaled $564,000 and $635,000, respectively.
     Other Income (Expense), Net. Other income (expense), net, increased to income of $28,000 in the third quarter of 2006 from expense of $4,000 in the third quarter of 2005. This change is primarily attributable to an increase in parking revenue and interest income for the quarter, as compared to the same period in 2005.
     Income Taxes. As of September 30, 2006, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
     Net Income. We reported net income of $130,000 for the quarter ended September 30, 2006 compared to a net income of $439,000 in the same quarter of 2005. Net income for the third quarter of 2005 was positively impacted by a one-time gain on the sale of brewery equipment relating to the consolidation of production operations. The decrease in net income for the quarter ended September 30, 2006 is primarily due to the absence of any similar gain during the third quarter of 2006, the TTB excise tax settlement and the increase in general and administrative expenses for the quarter.
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005
     Gross Sales. Gross sales increased 8.9%, or $3.4 million, to $41.8 million for the nine months ended September 30, 2006, from $38.4 million in the same period in 2005. Wholesale beverage segment sales increased 13.3%, or $3.6 million, to $30.4 million for the nine months ended September 30, 2006 from $26.8 million in the same period in 2005 as a result of a 6.5% increase in total beverage shipments. Of the total beverage shipments, beer shipments increased by 8.3% to 149,900 barrels in the nine months from 138,400 barrels in the same period in 2005, primarily due to increased Pyramid brand shipments. Pyramid brand shipments increased 21.0% to 123,300 barrels in the nine months ended September 30, 2006 driven by Pyramid Hefe Weizen, the Company’s top selling product, which was up 18.1% in shipment volumes for the period. The increase in Pyramid brand shipments was offset by declines in other non-core beer brand shipments which were down 27.3% to 26,500 barrels due primarily to the elimination of a number of underperforming product styles sold under MacTarnahan’s and other non-core beer brands that accounted for approximately 7,700 barrels in the third quarter of 2005 or 77.1% of the non-core brand shipment decrease. Additionally, the increase in beer shipments was offset by shipments of Thomas Kemper Soda which decreased 100 barrels to 36,600 barrels for the nine months ended September 30, 2006 attributed to decreased demand. Alehouse sales decreased slightly to $11.5 million for the first nine months of 2006 compared to $11.7 million in the same period in 2005. This is primarily due to a decline in sales in the Portland MacTarnahan’s Taproom along with a slight decline seen in the Sacramento location primarily due to reduced traffic resulting from inclement weather in the second quarter, offset by single digit sales growth increases in our Berkeley and Walnut Creek locations.

     Excise Taxes. Excise taxes were 10.4% and 7.5% respectively, of gross beverage sales for the nine months ended September 30, 2006 and 2005. Per beer barrel shipped excise taxes increased to $21.09 per beer barrel in the nine months ended September 30, 2006, from $14.50 per beer barrel in the same period in 2005. Federal taxes paid on beer shipments is determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis. Increases in excise taxes are due in part to estimated increases in beer sales volumes for the year as we calculate an annual weighted average cost per barrel based on applicable tax rates in order to allocate excise tax costs throughout the year. The increase in excise taxes as a percentage of gross sales is due primarily to the preliminary agreement reached with the TTB during the third quarter of 2006 (see Note 6, Litigation and Contingencies) in which the Company agreed to pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by the Portland Brewing Company for the period at issue due to Portland Brewing’s waiver of its rights to receive a refund of those excise tax payments. Also contributing to the increase in excise taxes, the Company began voluntarily paying federal excise taxes on beer produced at the Portland brewery facility as if it were the legal brewer at the facility at the $18 per barrel rate.
     Gross Margin. Gross margin increased $1.6 million to $9.4 million, an increase of 20.0%, in the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to the one-time impact of the $700,000 TTB excise tax assessment recorded during the third quarter of 2006, the effect of which was moderated by the fact that gross margin during the third quarter of 2005 benefited from a $415,000 gain on the sale of brewery equipment relating to the consolidation of production operations, which was recorded to cost of sales. The decrease in gross margin was offset by higher sales volumes at more favorable prices in the beverage segment combined with a decrease in the per barrel costs resulting primarily from the consolidation of production operations, offset by increased freight costs. Additionally, the gross margin as a percentage of net sales increased to 24.3% in the nine months ended September 30, 2006 from 21.5% in the same period in 2005.

	Nine Month Period Ended September 30,
	(in thousands)
		% of		% of
		Segment		Segment
Gross Margin	2006	Net Sales	2005	Net Sales	$ Change	% Change
Beverage Division	$8,664	31.9%	$7,314	29.5%	$1,350	18.5%
Alehouse Division	757	6.6%	540	4.6%	217	40.2%

Total	$9,421	24.3%	$7,854	21.5%	$1,567	20.0%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $1.4 million to $9.6 million over the same period in 2005. The additional expense was primarily attributed to an increase in general and administrative expenses of $1.6 million to $4.1 million due primarily to executive transition costs of approximately $433,000, rent expense associated with the vacant Seattle brewery of approximately $329,000, increases in legal costs of $299,000 related primarily to fees associated with the TTB excise tax audit, an increase in director and public company costs of $211,000 associated primarily with the Company’s compliance efforts with the Sarbanes-Oxley Act of 2002, increased bonuses and stock-based compensation relating to FAS 123(R) of $197,000 and consulting fees of $151,000 offset by a decrease of $470,000 in marketing expenses in connection with package redesign in the same period of 2005. Additionally, selling expenses for the nine months ended September 30, 2006 increased by $228,000 and totaled $4.1 million, or 15.1% of net beverage segment sales, compared to $3.9 million, or 15.6% of net beverage segment sales in the same period in 2005, while marketing expenses for the nine months ended September 30, 2006 and 2005 totaled $1.4 and $1.9 million, respectively.
     Other Expense, Net. Other expense, net, increased to $114,000 in the first nine months of 2006 from $75,000 in the first nine months of 2005. This change is primarily attributable to an increase in interest expense associated with our capital lease agreement as compared to the same period in 2005.
     Income Taxes. As of September 30, 2006, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
     Net loss. We reported net loss of $348,000 for the nine months ended September 30, 2006 compared to a net loss of $524,000 in the same period of 2005. The net loss for the nine months ended September 30, 2005 was positively impacted by the one-time gain on the sale of brewery equipment relating to the consolidation of production operations in the third quarter of 2005. Aside from that factor, the reduction in net loss of $176,000 is primarily due to the beverage sales volume increases, and the cost reduction initiatives related to the consolidation of production operations, offset by the TTB excise tax settlement during the third quarter of 2006 and an increase in general and administrative expenses.

Liquidity and Capital Resources and Commitments
     We had cash and cash equivalent balances of $203,000 and $416,000 at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, our working capital was a negative $513,000 compared to a negative $972,000 at December 31, 2005 . Our working capital was impacted negatively by executive transition costs during the second and third quarters, the excise tax settlement as discussed below, as well as an increase in short term financing related to our capital lease keg financing agreement.
     Net cash provided by operating activities for the nine months ended September 30, 2006 increased to $742,000 from $643,000 for the nine months ended September 30, 2005. The increase in cash provided by operating activities was primarily due to the decrease in net loss of $176,000 for the nine months ended September 30, 2006.
     Net cash used in investing activities totaled approximately $725,000 for the nine months ended September 30, 2006 compared to $32,000 for the same period of the prior year. The increase in cash used in investing activities primarily reflects the fact that we sold brewery equipment assets during the third quarter of 2005 which generated $783,000 in cash offset by asset purchases during the nine months ended September 30, 2005.
     Net cash used in financing activities totaled approximately $230,000 during the nine months ended September 30, 2006, compared to net cash used of approximately $611,000 for the same period during 2005. The net cash used in financing activities during the nine months ended September 30, 2006, was primarily due to payments on our Berkeley mortgage and keg lease. The decrease from the nine months ended September 30, 2005 was primarily the result of no net borrowings on the line of credit, and no cash dividends paid in the same period in 2006.
     In June 2006, we renegotiated our line of credit agreement with our bank which makes available through June 30, 2007, a $2.5 million line of credit. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement. Any borrowings are subject to an interest rate of prime plus 1%, fully floating, with a 1% commitment fee. Under the terms of the agreement, we must limit capital expenditures to $1.4 million and adhere to certain financial performance covenants with a restriction on the payment of future dividends.
     The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.
     We reached a preliminary agreement with the TTB during the third quarter of 2006 (see Note 6, Litigation and Contingencies) that we will pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by the Portland Brewing Company for the period at issue due to Portland Brewing’s waiver of its rights to receive a refund of those excise tax payments. Under the terms of the preliminary agreement, we will be obligated to make an initial payment of $50,000, and the balance will be payable in monthly installments of principle and interest for a period of three years, at a variable interest rate that is currently estimated to be 8%. We believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, would provide adequate working capital to meet our needs.
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

Contractual Obligations
     At September 30, 2006, our commitment to make future payments under contractual obligations were as follows (in thousands):

		Less than			After
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating leases-(1)	$5,301	1,264	2,066	1,305	666
Capital leases-(2)	$977	389	588	—	—
Note payable-(3)	$7,697	103	225	254	7,115
TTB excise tax assessment-(4)	$700	198	441	61	—

(1)	We have obligations in the form of revenue sharing provisions in certain alehouse lease agreements, based on the excess of the percentage of revenue over the minimum lease payment. For the quarters ended September 30, 2006 and 2005, there were no amounts owed under revenue sharing agreements.

(2)	During the second quarter of 2006, we completed the acquisition of new kegs under our capital lease agreement (see Note 5, Capital Lease) with the purchase of 4,100 kegs. We incurred an additional $322,000 in debt for a total of $1.2 million, payable over a 30-month period.

(3)	The amounts are principal only payments as stated in securitized financing arrangement for the Berkeley Facility purchase.

(4)	We reached a preliminary agreement with the TTB during the third quarter of 2006 (see Note 6, Litigation and Contingencies) for a total amount of $700,000, payable in monthly installments for a period of three years.
     In conjunction with the Portland Brewing asset purchase, we entered into a 5-year earn-out (earn-out) agreement with Portland Brewing Company which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period. For the quarters ended September 30, 2006 and 2005, there were no amounts owed under the earn-out.
Contingencies
     In the second quarter of 2006, the TTB, completed its audit of our federal excise tax returns and related operations for the period from May 1, 2003 to November 30, 2005. Among other operational and compliance matters audited, the TTB reviewed our contract brewing arrangement with Portland Brewing Company (Portland Brewing).
     With regard to our contract brewing relationship with Portland Brewing, the TTB has asserted that we, not Portland Brewing, had legal control of the Portland brewery facilities for purposes of the federal excise tax laws. As a result, according to the TTB, we have underpaid, and Portland Brewing has overpaid, federal excise taxes on beer produced at the Portland brewery during the period January 1, 2005 through May 31, 2006. The TTB has issued us a notice of proposed assessment asserting that we owe a total of approximately $2.1 million in excise taxes and interest for that period. During that same period, Portland Brewing paid approximately $1.0 million in federal excise taxes based in part on the lower tax rate on production of up to 60,000 barrels per year that is available to small brewers. Under the TTB’s interpretation of our arrangement with Portland Brewing, Portland Brewing was not the legal brewer at the Portland brewery facility and therefore was not obligated to pay federal excise taxes on beer produced at that facility. Under our agreements with Portland Brewing, we are entitled to any refund of excise taxes paid by Portland Brewing. Consequently, based on the TTB’s proposed assessment, our maximum net excise tax exposure (including interest) for the period covered by the TTB’s notice of proposed assessment is approximately $1.1 million. The TTB has not asserted that we underpaid any excise taxes prior to January 1, 2005 relating to production at the Portland brewery facility.
     Since receiving the notice of proposed assessment, we have engaged in discussions with the TTB relating to a possible compromise of the assessment and also voluntarily began to pay federal excise taxes on beer produced at the Portland brewery facility as if we were the legal brewer at that facility (i.e., at a higher average rate per barrel). As a result of its discussions with the TTB, we reached a preliminary agreement with the TTB during the third quarter of 2006 (see Note 6, Litigation and Contingencies) that we will pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by the Portland Brewing Company for the period at issue due to Portland Brewing’s waiver of its rights to receive a refund of those excise tax payments.

Under the terms of the preliminary agreement, we will be obligated to make an initial payment of $50,000, and the balance will be payable in monthly installments of principle and interest for a period of three years, at a variable interest rate that is currently estimated to be 8%. We anticipate this preliminary agreement will be finalized once the TTB has issued us a final assessment and we make an offer in compromise to settle on the terms described herein. As of September 30, 2006, $700,000 has been accrued for this federal excise tax assessment and recorded to excise taxes as a period expense for the quarter ended September 30, 2006.
     In addition, based on its discussions with the TTB and Portland Brewing, we have concluded that it is not practical to modify our relationship with Portland Brewing to comply with the TTB’s interpretations of federal excise tax laws so that Portland Brewing would be respected as the legal brewer at the Portland brewery facility. Consequently, we have elected to terminate the Production Agreement with Portland Brewing, including its contract brewing at our Portland, Oregon brewery facility and the operation of the MacTarnahan’s Taproom Alehouse restaurant in Portland, Oregon (Alehouse). Once the Production Agreement is terminated, we will be the legal brewer at the Portland brewery facility, which will deny us certain financial benefits of the contract brewing arrangement which could negatively impact our profitability in the future. Additionally, we will continue to own and operate the Alehouse.
     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2006 except as follows:
•	Stock-based Compensation—We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). We use the Black-Scholes option-pricing method, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures) and, ultimately, the expense that will be recognized over the life of the options for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods. Additionally, the risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not provided for a dividend assumption in the Black-Scholes valuation method for grants beginning in 2005 as we ceased paying any dividends in early 2005 and currently do not expect to declare or pay dividends in the future. Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized on the consolidated statements of income.
     See Note 2 to the condensed consolidated financial statements, Stock-based Compensation, for a more detailed discussion of the effects of SFAS 123(R) on our consolidated results of operations and financial condition.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     We currently do not hold derivative instruments or engage in hedging activities, nor have we engaged in such activities in the past. Also, we did not have any outstanding variable rate debt as of September 30, 2006 due to the fact that we did not have an outstanding balance on the line credit nor did we have a final executed agreement with the TTB (see Note 6, Litigation and Contingencies). Further, we do not enter into significant transactions denominated in foreign currency. Accordingly, our direct exposure to risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material.
ITEM 4. Controls and Procedures
Procedures
     Procedures
     (a) Evaluation of disclosure controls and procedure
     We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer and Vice President of Finance, have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We concluded that disclosure controls and procedures were not effective during our financial statement close for the quarter ended September 30, 2006, as we identified certain deficiencies in the controls surrounding monitoring and oversight of the work performed by accounting and financial personnel, including, but not limited to, fixed asset records and income tax accounting.
     We are in the process of developing plans to remediate this weakness. We believe we will substantially address the identified weakness through the change in the design and operations of our internal controls, and subject to confirmation of the effectiveness of our implementation of these remediation measures, anticipate that the weakness should be remediated prior to the end of fiscal 2007. We are continuing to evaluate additional controls and procedures that we can implement. We may also add additional accounting personnel or resources during fiscal 2007 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements.
     (b) Changes in internal controls
     There were no significant changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2006 in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     The following risk factor is an update to the previously disclosed risk factors by us in our Form 10-K, Item 1A for the period ending December 31, 2005 as supplemented by the section entitled “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
     TTB Audit. In the second quarter of 2006, the TTB, which administers alcoholic beverage industry federal excise tax rules, completed its audit of our federal excise tax returns and related operations for the period from May 1, 2003 to November 30, 2005. Among other operational and compliance matters that audited, the TTB reviewed our contract brewing arrangement with Portland Brewing Company (Portland Brewing).

     With regard to the our contract brewing relationship with Portland Brewing, the TTB has asserted that we, not Portland Brewing, had legal control of the Portland brewery facilities for purposes of the federal excise tax laws. As a result, according to the TTB,we have underpaid, and Portland Brewing has overpaid, federal excise taxes on beer produced at the Portland brewery during the period January 1, 2005 through May 31, 2006. The TTB issued us a notice of proposed assessment asserting that we owed a total of approximately $2.1 million in excise taxes and interest for that period. During that same period, Portland Brewing paid approximately $1.0 million in federal excise taxes based in part on the lower tax rate on production of up to 60,000 barrels per year that is available to small brewers. Under the TTB’s interpretation of our arrangement with Portland Brewing, Portland Brewing was not the legal brewer at the Portland brewery facility and therefore was not obligated to pay federal excise taxes on beer produced at that facility. Under our agreements with Portland Brewing, we are entitled to any refund of excise taxes paid by Portland Brewing. Consequently, based on the TTB’s proposed assessment, our maximum net excise tax exposure (including interest) for the period covered by the TTB’s notice of proposed assessment was approximately $1.1 million. The TTB has not asserted that we underpaid any excise taxes prior to January 1, 2005 relating to production at the Portland brewery facility.
     Since receiving the notice of proposed assessment, we have engaged in discussions with the TTB relating to a possible compromise of the assessment and also voluntarily began to pay federal excise taxes on beer produced at the Portland brewery facility as if we were the legal brewer at that facility (i.e., at a higher average rate per barrel). As a result of its discussions with the TTB, we reached a preliminary agreement with the TTB during the third quarter of 2006 (see Note 6, Litigation and Contingencies) that we will pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by the Portland Brewing Company for the period at issue due to Portland Brewing’s waiver of its rights to receive a refund of those excise tax payments. Under the terms of the preliminary agreement, we will be obligated to make an initial payment of $50,000, and the balance will be payable in monthly installments of principle and interest for a period of three years, at a variable interest rate that is currently estimated to be 8%. We anticipate this preliminary agreement will be finalized once the TTB has issued us a final assessment and we make an offer in compromise to settle on the terms described herein.
     In addition, based on its discussions with the TTB and Portland Brewing, we have concluded that it is not practical to modify our relationship with Portland Brewing to comply with the TTB’s interpretations of federal excise tax laws so that Portland Brewing would be respected as the legal brewer at the Portland brewery facility. Consequently, we have elected to terminate the Production Agreement with Portland Brewing, including its contract brewing at our Portland, Oregon brewery facility and the operation of the MacTarnahan’s Taproom Alehouse restaurant in Portland, Oregon (Alehouse). Once the Production Agreement is terminated, we will be the legal brewer at the Portland brewery facility, which will deny us certain financial benefits of the contract brewing arrangement which could negatively impact our profitability in the future. On an ongoing basis, the impact of the higher federal excise taxes on gross margin will approximate $660,000 per year.
     Although under the terms of the preliminary agreement, the assessment can be paid in accordance with the Payment Plan we do have available borrowing capacity under our line of credit which could be used to satisfy a significant portion of any assessment by the TTB. If necessary, we would seek to arrange other financing to provide funds for the satisfaction of any significant TTB assessment. We can provide no assurance that we will be successful in renewing our existing line of credit, or that we will be able to arrange other financing.

ITEM 6. EXHIBITS

10.1	Employment agreement between the Registrant and Michael O’Brien✓*.

10.2	Summary of termination of Portland Brewing Agreements (incorporated by reference to Pyramid’s Current Report on Form 8-K filed October 4, 2006)

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Michael O’Brien, Chief Financial Officer & Vice President of Finance

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Michael O’Brien, Chief Financial Officer & Vice President of Finance

✓	Filed herewith.

*	Management contract or compensatory plan or arrangement

SIGNATURE
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID BREWERIES INC.

	By:	/s/ SCOTT BARNUM
Scott Barnum
President and Chief Executive Officer

	By:	/s/ MICHAEL O’BRIEN
Michael O’Brien
Chief Financial Officer and Vice President of Finance
(Principal Financial Officer)
DATE: November 13, 2006