Form 10-K
period 2006-12-31
PYRAMID BREWERIES INC
filed 2007-03-30
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter, June 30, 2006, was $16,350,200.

The number of shares outstanding of the registrant’s common stock as of March 15, 2007, was 9,136,578

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2007, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006 to which this Report relates.

PYRAMID BREWERIES INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Business

General

Pyramid Breweries Inc. (the “Company”) is one of the leading brewers of craft beers, and was recently ranked the 4th largest craft brewing company in the United States by The New Brewer, the Journal of the Association of Brewers (“Brewers Association”). We produce and market beer under the Pyramid and MacTarnahan’s brand names. We own two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants located in Walnut Creek and Sacramento, California and Seattle, Washington. In July 2004, we purchased the brewery and restaurant assets of Portland Brewing Company (“Portland Brewing”), increasing our presence in the Oregon market, adding a fifth alehouse restaurant, The MacTarnahan Taproom, and acquiring the MacTarnahan beer brands.

We produce a line of high quality, full-flavored hand-crafted beers brewed in small batches using traditional brewing methods. We distribute our products through a network of selected independent distributors who deliver directly to local grocery stores, convenience stores, restaurants and taverns.

Until the end of 2006, we also produced a line of six premium quality, full-flavored, batch brewed sodas which are distributed utilizing the distribution channels established for beer products. Thomas Kemper Soda Company’s premium soft drinks include root beer, cream soda, orange cream, black cherry, grape and ginger ale. Effective January 2, 2007, we entered into an Assets Purchase Agreement (“Purchase Agreement”) with The Kemper Company (“Kemper”) pursuant to which we agreed to sell the Thomas Kemper Soda brand and related net assets and liabilities (“TK Soda Assets”) to Kemper. Pursuant to the Purchase Agreement, Kemper paid $3.1 million in exchange for the TK Soda Assets, including the brand and other intellectual property, kegs, vehicles and point of sale materials. The transaction includes a five-year supply agreement under which Pyramid will continue to manufacture Thomas Kemper Soda products for Kemper at our breweries in Portland, Oregon and Berkeley, California.

Our products are produced predominantly at our two main breweries, one in Berkeley, California (“Berkeley Brewery”), which opened in February 1997 and one in Portland, Oregon (“Portland Brewery”). We also conduct small batch brewing at our alehouse restaurants, primarily for on-site consumption. We believe that the breweries and adjacent alehouses provide increased consumer awareness and loyalty for our brands by increasing opportunities for sampling and local product promotion. In 2006, we sold approximately 243,000 barrels of our beer and soda products.

We were incorporated as Hart Brewing Corporation in Washington in March 1984 and changed our name to Pyramid Breweries Inc. in May 1996. We are headquartered in Seattle, Washington. Our headquarters mailing address is 91 South Royal Brougham Way, Seattle, Washington, 98134, and the telephone number at that location is (206) 682-8322. Our website addresses is www.PyramidBrew.com. For additional information regarding our MacTarnahan line of beer products, please see our website address at www.macsbeer.com.

Segment Financial Information

Pyramid has two operating segments; beverage operations and alehouses. Financial information with respect to our business segments appears in Note 19 to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

Our beverage operations (sales to third party distributors) contributed approximately 70% of net sales in 2006, with beer comprising 58% and soda 12%. Alehouse operations contributed approximately 30% of net sales in 2006. The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale.

In 2006, the alehouse restaurants contributed sales of $15.1 million, including approximately $5.3 million in our beers and sodas and $607,000 in branded clothing and other merchandise. The alehouse restaurants have a total of over 1,500 seats, including outdoor eating areas, and are situated primarily in highly visible, high traffic locations.

Industry Background

Our Pyramid and MacTarnahan’s beer brands compete primarily in the craft beer category, and secondarily in the larger “specialty” beer category (which includes craft beers, imports and super-premium beers). Nationally, craft beers represented approximately 5% of total beer sales in 2006, according to the Brewers Association. Craft beers are distinguishable from mass-produced beers by their wide range of fuller flavors and adherence to traditional European styles and higher quality ingredients. Total beer shipments, including imports, increased approximately 2% in 2006, and craft beer shipments increased approximately 12% over the same period, according to the Brewers Association.

Craft beers generally sell for retail prices ranging from $5.99 to $8.99 per six-pack. Retail prices are set independently by distributors and retailers. Our retail prices are usually at the higher end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass-produced domestic beers. This price premium results in higher profit margins, which can motivate distributors and retailers to offer and promote craft beers. Our craft beers are sold primarily in 13 states that comprise the western United States, which accounted for approximately 92% of our 2006 shipments.

The overall domestic beer industry has shown little to no growth during the past three years. However, according to The New Brewer, the volume of craft beer shipments has increased at an annual rate of approximately 9% during the same period and increased approximately 12% in 2006. This increase is related to shifting consumer tastes. Management believes that recent trends will continue and estimates growth in the craft beer segment to continue in the 7% — 10% annual rate range for the next few years.

Until the end of 2006, we participated in the craft soda category with a line of full flavored, batch brewed sodas sold under the Thomas Kemper Soda Company label which we acquired in 1997. Thomas Kemper Soda Company’s premium soft drinks include root beer, cream soda, orange cream, black cherry, grape and ginger ale. We distributed our soda products in supermarkets, independent food stores, convenience stores and restaurants, taking advantage of distribution channels established for beer products. Craft sodas typically sell for $3.99 to $5.99 per six-pack, with prices being set independently by distributors and retailers. The prices for craft sodas are substantially higher than the mass-produced brands due to their flavor profile, unique and upscale packaging and flavors, and strong consumer demand. As discussed above, TK Soda Assets were sold in January 2007 to Kemper; however, we will continue to manufacture Thomas Kemper Soda products for Kemper at our breweries in Portland, Oregon and Berkeley, California pursuant to a five-year supply agreement.

Business Strategy

We have developed a balanced growth platform, which includes growing our beverage portfolio in our core western United States markets, while continuing to improve our cost structure. Key elements of our strategy are: (i) building a strong portfolio of craft beer brands utilizing a direct store delivery distribution system throughout independent distributors and (ii) building brand awareness and sales through Company-owned alehouse restaurants.

Building Strong Craft Beer Brands

We are committed to producing a portfolio of high quality craft beers to appeal to consumer tastes. We currently market beer under the Pyramid and MacTarnahan’s brands. The Pyramid brand accounted for approximately 74% of our total wholesale beer gross sales, and 70% of our total wholesale beverage gross sales in 2006. Building the flagship Pyramid Hefe Weizen brand, which currently accounts for approximately over half of total beer shipments, is the focus of our beer portfolio strategy, in combination with broadening market share of Pyramid line extensions in existing key markets.

We focus on local sales and marketing strategies to build our brands. We use targeted advertising and promotions, event marketing, sponsorships, public relations, and local fairs and festivals to assist in developing our market presence. Additionally, the range of styles within our portfolio enables us to obtain better market penetration through greater shelf space for our packaged products in retail stores and additional tap handles in draft beer outlets. We do not compete directly with the national brands in terms of mass-media advertising or promotion.

Utilizing a Direct Store Delivery System through Independent Distributors

We distribute our products through a network of selected independent distributors who deliver directly to local grocery stores, convenience stores, restaurants and taverns. We believe this type of distribution system is best suited for developing local distribution of Company products, particularly in draft beer accounts where there are important sampling and brand building opportunities. We have not aligned ourselves with the distribution system of a single brewer. This approach allows us to select distributors in each market that we believe will focus the greatest attention on our products and best promote our high quality craft beers. Additionally, the ability to change distribution arrangements for performance-related issues is an important advantage. During 2006, we distributed our products through 161 wholesalers in 38 states. Consolidation in the distribution industry has resulted in a decrease in the number of distributors to which we ship. We expect this trend to continue as additional industry consolidation is expected.

Building Brand Awareness and Sales through Company-Owned Alehouse Restaurants

Our breweries and alehouse restaurants are focal points for marketing, creating brand awareness, and generating sampling opportunities for our products. Initially, our production breweries provided the attraction to introduce consumers to our craft products. However, our alehouse restaurants have become popular and a significant source of revenues.

In addition to providing sampling and educational opportunities to alehouse customers, our breweries and alehouse restaurants are used to entertain the beverage trade and build relationships with distributors. The breweries’ and alehouse restaurants’ highly knowledgeable employees are an important source of consumer education and training for our distributors and retailers.

Although our alehouse restaurants are important in building brand awareness, we currently have no near-term plans for opening additional large alehouse restaurants. Concession vendors in certain airports on the West Coast have chosen to prominently feature Pyramid products. While these kiosks are not owned or operated by us and do not exclusively sell Pyramid branded beers, they do provide a captive, high-traffic venue to expose our products, build brand awareness and generate strong Pyramid-brand sales volume.

Termination of Contract Brewing Arrangement

In 2006, we concluded discussions with the federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) relating to the TTB’s findings from its recently completed audit of our federal excise tax returns and operations. Upon completion of the audit the TTB concluded that (a) notwithstanding our contractual arrangements with Portland Brewing Company (“Portland Brewing”) relating to the production of beer at our Portland, Oregon brewery facility, we — not Portland Brewing — were the legal brewer at that facility and (b) that federal excise taxes on beer production at the Portland facility from January 1, 2005 through May 31, 2006 had been underpaid. These contractual arrangements were originally premised on the understanding that they would result in Portland Brewing being deemed the legal brewer at the Portland brewery facility, which would have resulted in lower federal excise tax costs on beer produced at that facility because Portland Brewing is a “small brewer” that pays excise taxes at a lower rate on the first 60,000 barrels it produces. After we were notified of the TTB’s conclusions from the audit, we engaged in discussions with the TTB regarding a compromise of the TTB’s proposed assessment relating to our underpayment of excise taxes and explored with the TTB whether our commercial relationship with Portland Brewing could be modified so that in the future it met the TTB’s requirements for a valid contract brewing arrangement. As a result of our discussions with the TTB, we reached a settlement with the TTB that included paying $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which included a credit for the excise taxes previously paid by Portland Brewing for the period at issue due to Portland Brewing’s waiver of its right to receive a refund of those excise tax payments (the “Settlement”). Under the terms of the Settlement, we paid $50,000 down, with the remaining balance payable in monthly installments of principal and interest for a period of three years, at an interest rate of approximately 8%. We recognized the

$700,000 Settlement as a charge to earnings for the quarter ended September 30, 2006. We anticipate that our current operating cash flows and other sources of liquidity will be sufficient to enable us to satisfy the payment terms described above.

In addition, based on our discussions with the TTB, we concluded that it was not practical to modify our relationship with Portland Brewing to comply with the TTB’s interpretations of federal excise tax laws so that Portland Brewing would be respected as the legal brewer at the Portland brewery facility. Consequently, we elected to terminate the Production Agreement dated February 14, 2006, as amended July 31, 2006, between us and Portland Brewing (the “Production Agreement”) by written notice to Portland Brewing dated September 28, 2006. The termination of the Production Agreement was effective on November 30, 2006. In addition to the Production Agreement, certain related agreements between us and Portland Brewing terminated per their respective terms when the Production Agreement terminated.

Products

We produce full-flavored, European and hybrid European beer styles using traditional ingredients and brewing methods. Some styles are available on a seasonal basis, and others are available only in certain geographic areas in accordance with our regional marketing strategy and state alcohol regulations. Each unique beer style is brewed with malted barley, wheat grains and hops, and in certain products, natural fruit extracts and spices. We avoid the use of less expensive ingredients due to our belief that quality is supremely important to success in the craft beer segment and consumers are willing to pay for quality.

A similar philosophy has been adopted with regard to our soda products. Each batch of soda is made from high quality ingredients, rather than from diluting mass-produced syrups. The sodas are characterized by more pronounced flavors. Our beverages are currently distributed only in bottles and kegs. As discussed above, the TK Soda Assets were sold in January 2007 to Kemper; however, Pyramid will continue to manufacture Thomas Kemper Soda products for The Kemper Company at our breweries in Portland, Oregon and Berkeley, California pursuant to a 5-year supply agreement.

We will continue to innovate, develop and test new products in order to meet the varying and changing tastes of our consumers.

Sale of Thomas Kemper Soda

On January 2, 2007, we entered into the Purchase Agreement with Kemper pursuant to which we agreed to sell the TK Soda Assets to Kemper. Pursuant to the Purchase Agreement, Kemper paid $3.1 million in exchange for the TK Soda Assets, including the brand and other intellectual property, kegs, vehicles and point of sale materials.

In connection with the sale of the Thomas Kemper Soda sale, we and Kemper also entered into an Exclusive Soda Production and Supply Agreement (“Supply Agreement”), on January 2, 2007, pursuant to which we will manufacture for the Kemper Company, Thomas Kemper Soda products to specifications mutually agreed upon by both parties. The Supply Agreement appoints us as the exclusive manufacturer of existing Thomas Kemper Soda products in a territory comprised of 14 states in the West and Southwest, including Washington, Oregon, California and Texas. To the extent the parties so agree, our appointment may be expanded to cover additional territories and/or new soda products. The Supply Agreement has an initial term of five years, which may be terminated earlier by either party as a result of the other party’s material breach or bankruptcy, or by Kemper beginning in 2009 provided that Kemper makes certain early termination payments to us. Unless earlier terminated, the Supply Agreement will automatically extend beyond the initial five year term and then may be terminated by either party with six months written notification. Under the Supply Agreement, Kemper will pay us a tolling fee for all products manufactured by us under the Supply Agreement, comprised of manufacturing costs plus a profit component, and reimburse us for shipping costs. The tolling fee may be adjusted annually to reflect any increases or decreases in our costs of manufacturing the products.

Competition

Craft Beers

Competition within the craft beer market is based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. Statistics from the latest study of the Brewers Association indicate there were approximately 1,400 craft brewers in the United States at the end of 2006. The majority of craft brewers operate from small brew-pubs producing under 2,000 barrels per year and sell all of their production at retail on the brewery premises. The remaining brewers market their products through channels similar to those utilized by us and, although many have limited geographic distribution, the result is significantly increased competition in all markets. The number of craft brewers has stabilized since 2000 and is currently expected to remain at or about current levels. Craft beer brewers face increasing challenges in gaining distribution of their products due to the intense level of competition and due to consolidation of their retail and distributor customer base.

Competition in the specialty beer category has increased significantly in the past several years. The specialty beer retail and distributor customer channels have rapidly consolidated, making it more challenging to compete for sales in these channels. The premium import beer companies have also been consolidating, increasing their market power with the same customers. In addition, the three national brewers have expanded their distribution of specialty beers, leveraging their existing market power to gain distribution of their products. Nonetheless, we have been able to maintain and grow our market share over the last few years despite these increasing competitive market forces. While we expect to be able to continue to successfully grow our craft beer business, these and other unforeseen market forces could have a negative effect on our sales.

Pyramid beer brand volume growth increased approximately 18% in 2006, 15% in 2005, and 9% in 2004. Our past volume growth was achieved predominantly through increasing penetration in Washington, Oregon and California, which we believe comprises one of the largest and most competitive craft and specialty beer markets in the United States. We have benefited from expansion of our core portfolio brands into southwestern states as well and these states have delivered significant incremental volume. As these markets continue to mature, we may experience intensified competition, increased seasonal product offerings and aggressive price promotions.

We also compete against producers of imported specialty beers. Although imported beers currently account for a much greater share of the U.S. beer market than craft beers, we believe that craft brewers have a number of competitive advantages over specialty beer imports, including lower transportation costs, no importation duties, proximity to and familiarity with local consumers, a higher degree of product freshness and eligibility for lower federal excise taxes.

In response to the growth of the craft beer segment in prior years, all of the national domestic brewers have introduced full-flavored beers. National brewers, with their greater financial resources, access to raw materials and their influence over their established national distribution networks, have increased competition for market share and increased price competition within the craft beer segment. There is also awareness that distributors are consolidating to improve profit margins. These factors could have the effect of reducing the distribution options or lowering priorities for our products. While such actions have not at this time denied access to any market for our products, there can be no guarantee that this will not happen in the future.

Sodas

Our Thomas Kemper brand soda products compete in the non-alcoholic beverages segment of the commercial beverage industry. That segment is highly competitive consisting of numerous firms, including firms that compete in multiple geographic areas as well as those that are primarily local in operation, many of which are marketed by companies with substantially greater financial resources than us. Competitive products include other carbonated drinks, packaged water, fruit juices, fruit drinks and other beverages sold to customers in a ready to drink form.

Competitive factors with respect to our nonalcoholic beverages include pricing, promotion programs, production efficiency, access to shelf space in retail outlets and consumer acceptance. We compete by providing a higher quality, full flavored soda product which requires fresh and natural ingredients, whereas many of our competitors, utilizing low cost concentrates, compete more on providing a low cost product.

As discussed above, the TK Soda Assets were sold in January 2007, to Kemper; however, we will continue to manufacture Thomas Kemper Soda products for Kemper at our breweries in Portland, Oregon and Berkeley, California pursuant to the Supply Agreement.

Alehouses

The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, the cost and availability of raw materials, labor and energy, purchasing power, governmental regulations and local competitive factors. Any change in these or other related factors could adversely affect our restaurant operations. Accordingly, we must constantly evolve and refine the critical elements of our alehouse restaurants over time to maintain our longer-term competitiveness. We attempt to manage these factors, but the occurrence of any one of these factors could cause the entire alehouse operation to be adversely affected.

We have been impacted by the recent growth of national specialty restaurant chains in our key California markets. We believe that our Walnut Creek, Sacramento and Portland locations have been negatively impacted by the opening of several new national competitors at nearby locations. However, we believe that we will be able to continue to successfully compete with these national chains by offering a more unique customer experience, focusing on the quality of our craft beers as well as offering varied and competitively priced menu items. The alehouse restaurants continually change menu offerings, adjusting meal choices for shifting consumer tastes, such as providing regional items on our daily menus. We perform small batch brewing at our alehouse restaurants, primarily for on-site consumption, offering a “brewer’s handle” at each alehouse restaurant location. Additionally, we conduct many public and private charitable events at our alehouse restaurants, and our alehouses have become a key fixture in the local communities in which we operate them. We believe that our alehouse restaurants serve a function for recruiting new consumers of our craft-brewed beers and that our focus on quality and service will allow us to remain competitive in the restaurant business.

Management believes that the alehouse restaurant operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value. Additionally, the alehouse restaurants play a role in helping build brand sales in the broad market by recruiting new consumers and exposing them to our brands in an ideal setting that we control.

Sources and Availability of Raw Materials

The products we manufacture require a large volume of various agricultural products, including hops, barley and malt. While we fulfill our raw materials requirements through purchases from various sources and believe that adequate supplies are available, we cannot predict with certainty future availability or market prices of such products and materials. The price and supply of raw materials will be determined by, among other factors, the level of crop production both in the U.S. and around the world, weather conditions, export demand, and government regulations and legislation affecting agriculture and trade.

Seasonality and Quarterly Results

Pyramid’s business is subject to seasonal fluctuations. Significant portions of our net revenues and profits are realized during the warmer second and third quarters of the fiscal year. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Concentration with a Single Distributor

Pyramid has one beverage distributor which comprises approximately 14% of gross revenues. Financial information with respect to this distributor appears in Note 19 to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

Government Regulations

Restaurant Regulation

Our alehouse restaurant facilities are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building and zoning requirements, the preparation and sale of food and alcoholic beverages, designation of non-smoking and smoking areas and accessibility of restaurants to disabled customers. Various federal and state labor laws govern our relationship with our employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could have an adverse effect on our results of operations. Management believes we are operating in compliance with applicable laws and regulations governing our operations. Changes in laws, regulations or higher taxes could have an adverse effect on our results of operations.

Alcoholic Beverage Regulation and Taxation

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. Our operations are subject to more restrictive regulations and increased taxation by federal, state, and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state, and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, alcohol content, distributor relationships, and related matters. Federal, state, and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure by us to comply with applicable federal, state, or local laws and regulations could result in penalties, fees, suspension, or revocation of permits, licenses, or approvals. There can be no assurance that other or more restrictive laws, regulations or higher taxes will not be enacted in the future.

Licenses and Permits

We produce and sell our alcoholic beverages to distributors pursuant to a federal wholesaler’s basic permit and a federal brewer’s notice. Brewery and wholesale operations require various federal, state, and local licenses, permits and approvals. In addition, some states prohibit wholesalers and/or retailers from holding an interest in any supplier, such as ourselves, or a brewer owning any interest in a distributor or retailer. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or the supplier. The loss or revocation of any existing licenses, permits or approvals, and/or the failure to obtain any additional or new licenses, could have a material adverse effect on our ability to conduct our business.

In 2003, the Bureau of Alcohol Tobacco and Firearms (“BATF”) was divided into two new bureaus, the BATF and the Alcohol and Tobacco Tax Trade Bureau (“TTB”). The BATF, part of the Department of Justice, oversees the firearms, explosives and arson programs and the TTB, part of the Department of Treasury, handles the regulatory aspects of the alcohol and tobacco industries, to which we are subject.

On the federal level, brewers are required to file an amended notice with the TTB in the event of a material change in the production process, production equipment, the brewery’s location, the brewery’s management, or the brewery’s ownership. Our operations are subject to audit and inspection by the TTB at any time.

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

Because of the many various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within our jurisdiction. There can be no assurance that any such regulatory action would not have a material adverse effect upon us or our operating results. Management believes we are operating in substantial compliance with applicable laws and regulations governing our operations.

Taxation

The federal government levies excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2.0 million barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of beer for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel. We have been able to take advantage of this reduced tax on the first 60,000 barrels of beers produced.

Individual states also impose excise taxes on alcoholic beverages in varying amounts, which are also subject to change. The determination of the party responsible, between the brewer or the distributor, to bear the liability of these taxes varies by state. Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production and distribution of alcoholic beverages. Further increases in excise taxes on beer could result in a general reduction in sales for the affected products and/or in the profit realized from the sales of the affected products.

“Dram Shop” Laws

We are subject to “dram shop” laws in most states where we currently operate and will potentially be subject to such statutes in certain other states for future sites. These laws generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. However, a judgment against us under a “dram shop” statute in excess of our liability coverage could have a material adverse effect on our operation.

Trademarks

We have obtained United States Trademark Registrations for several trademarks, including but not limited to Pyramid®, Pyramid Ales®, Pyramid Alehouse®, Pyramid Breweries®, Thomas Kemper®, MacTarnahan’s®, Portland Brewing® as well as trademarks and pending trademark applications on individual products and design logos. As discussed above, the Thomas Kemper Soda Company brands, Thomas Kemper® trademarks and related assets were sold in January 2007 to Kemper.

We regard our “Pyramid” family of trademarks and other trademarks as having substantial value and as being an important asset in the marketing of our brands. We are not aware of any trademark infringements that could materially affect our current business or any prior claim to the trademarks that would prevent us from using such trademarks in our business. Our policy is to pursue registration of any new trademarks whenever possible and to vigorously oppose any infringement of our existing trademarks.

Environmental Regulations and Operating Considerations

Our operations are subject to a variety of extensive and changing federal, state, and local environmental laws, regulations, and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations, or ordinances may impose liability for the cost of remediation, and for certain damages resulting from sites of past releases of hazardous materials. We believe that we currently conduct, and in the past have conducted, our activities and operations in compliance with applicable environmental laws, and believe that any cost arising from existing environmental laws will not have a material adverse effect on our financial condition or results of operations. However, there can be no assurance that environmental laws will not become more stringent in the future or that we will not incur costs in the future in order to comply with such laws.

Our operations are subject to certain hazards and liability risks faced by all producers of alcoholic beverages, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While we have never experienced a contamination problem in our products, the occurrence of such a problem could result in a costly product recall and cause serious damage to our reputation for product quality, as well as give rise to product liability claims. We maintain insurance which we believe is sufficient to cover any product liability claims which might result from a contamination problem in our products.

Employees

At December 31, 2006, we employed 480 employees, including 62 in the brewery operations, 358 in the Alehouse segment, 44 in sales and marketing and 16 general and administrative personnel. No employee is covered by a collective bargaining agreement, and we have never experienced an organized work stoppage, strike or labor dispute. We believe we maintain good relations with our employees.

Available Information

We maintain an Internet site at http://www.PyramidBrew.com. We make available free of charge on or through our Internet site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide printed copies of our electronic filings free of charge upon request.

Item 1A.	Risk Factors

Liquidity.  As of December 31, 2006, we had a cash balance of $227,000, accounts receivable of $3.0 million and negative working capital. In March 2007, we renegotiated our line of credit which makes available through March 2008, a $2.5 million line of credit. At December 31, 2006, there were no borrowings on the line of credit. In January 2007, we received $2.8 million in cash for the sale of the TK Soda Assets to Kemper. Although we believe that our cash flow from operating activities, cash provided from the sale of the TK Soda Assets, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, should provide adequate working capital to meet our needs, there is no guarantee that these measures will be sufficient to meet our cash operating and investing needs.

Beverage Competition.  The domestic market in which our craft beers compete is highly competitive for many reasons, including the continuing proliferation of new beers and brew-pubs, efforts by regional craft brewers to expand their distribution, the introduction of fuller-flavored products by certain major national brewers, and underutilized craft brewing capacity. Additionally, a recent change in Washington State law will make it easier for out-of-state brewers to ship directly to retailers rather than shipping through distributors, which could increase competition and create pricing pressure for companies such as ours that use traditional distribution channels. We anticipate that intensifying competition from craft beer and imported beer producers and excess capacity in the craft beer segment may adversely impact our operating margins. In addition, the larger national brewers have developed brands to compete directly with craft beers. These national competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than we do. There can be no assurance that we will be able to grow our volumes or be able to maintain our selling prices in existing markets or as we enter new markets.

Alehouse Restaurant Competition.  The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenues and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic, demographic trends, the cost and availability of raw materials, labor and energy, purchasing power, governmental regulations and local competitive factors. Any change in these or other related factors could adversely affect our restaurant operations.

Access to Markets.  Most of our independent distributors are also distributors of national brewers. Any actions by national brewers may have the effect of reducing distribution options for our products. In addition, many independent distributors are moving towards consolidation to improve profit margins. Although we have not yet been negatively impacted by such events, it is possible that we could effectively be denied access to a market or markets by the tactics of the national brewers and further consolidation of independent distributors. In the states that comprise the majority of our sales, we have the option to distribute our products directly to retailers. However, there is no assurance that self-distribution can be done in an economic manner over large territories.

Government Regulations, Policies and Audits.  We could be adversely affected by changes in and compliance with governmental policies and regulations with respect to our products, including the adoption by the TTB of more restrictive application of the excise tax rules. Our business is highly regulated at the federal, state and local levels, and our brewery and restaurant operations require various licenses, permits and approvals. The loss or revocation of any existing licenses, permits or approvals, or the failure to obtain any additional licenses, permits or approvals in new jurisdictions where we intend to do business could have a material adverse effect on our ability to conduct our business. Further, federal regulations prohibit, among other things, the payment of slotting allowances to retailers for beer products. These regulations have the effect of preventing competitors with greater financial resources from excluding smaller brewers from retailers. If these regulations were repealed or substantially modified, there would likely be a material adverse effect on our business and operating results.

Retention of Management Personnel.  Our success is dependent in large part on the continued employment and performance of key executive and managerial personnel and our ability to attract and retain additional highly qualified personnel. We compete for key personnel with other companies. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel, hire or retain other qualified personnel in the future, or if our key personnel decide to join a competitor or otherwise compete with us.

Stock Price Volatility.  The trading price of our common stock may be highly volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the craft beer, specialty beer or specialty restaurant markets;

•	announcements by us or our competitors of significant gains or losses of distributors, or new products, or other developments;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	failure by us to maintain an effective system of internal controls over financial reporting which could result in our inability to accurately report our financial results;

•	sales of a large number of shares of our common stock;

•	adverse litigation;

•	unfavorable legislative or regulatory decisions; and

•	general market conditions.

In the past, companies that have experienced volatility in the market price of their stock have been the target of securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management attention, which could seriously harm our business.

Selling Prices.  Although historically we have been able to pass on price increases, the future selling prices we charge for our craft beer and other specialty beverages may decrease from historical levels due to increasing competitive pressures, which may adversely affect our revenues. We have and will continue to participate in price promotions with our wholesalers to their retail customers. Management believes that the number and frequency of our promotions may increase during 2007. Increased costs associated with these promotions may adversely affect our operating results.

Variability of Margins and Operating Results.  We anticipate that our operating margins will fluctuate and may decline as a result of many factors, including (i) lower sales volumes and selling prices, (ii) increased depreciation and other fixed and semi-fixed operating costs as a percent of sales during periods when our breweries are producing below designed capacity, (iii) increased raw material and packaging costs, (iv) changes in product mix and packaging, (v) increased transportation costs, (vi) increased sales from alehouse operations which may have a lower gross margin (as a percentage of net sales) than beer sales, and (vii) increased selling and promotional costs incurred as we protect our business in existing markets. We pay federal excise taxes on all beer sales and pay state excise taxes on beer sales occurring in various states at various tax rates. Increases in federal or state excise taxes and the impact of an increasing average federal excise tax rate as production increases may also cause a decline in our gross margins.

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

Public Safety and Health.  Our breweries and alehouses are subject to the Federal Food, Drug and Cosmetic Act, as well as other state laws and other regulations. We are also subject to “dram shop” laws in most states where we currently operate. These laws generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. However, a judgment against us under a “dram shop” statute in excess of our liability coverage could have a material adverse effect on us. Additionally, multi-unit foodservice operations such as ours can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant. We attempt to manage these factors, but the occurrence of any one of these factors could cause the entire Company, beverage and alehouse operations, to be adversely affected.

Inclement Weather.  Inclement weather conditions can impact customer traffic at our alehouses and cause the temporary underutilization of our seating capacity and adversely affect our operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own two full production breweries, with adjacent alehouse restaurants located in Berkeley, California and Portland, Oregon and three alehouse restaurants in Sacramento and Walnut Creek, California; and Seattle, Washington. We also do small batch brewing at our three stand-alone alehouse restaurants, primarily for on-site consumption. The estimated total annual beer capacity of the five breweries was approximately 280,000 barrels at the end of 2006.

The Seattle Brewery and Alehouse

In March 1995, we completed the Seattle Brewery, alehouse and corporate offices near downtown Seattle. During 2005, production at the Seattle Brewery was consolidated into the Portland Brewery in order to reduce production costs and streamline production and distribution. We continue to lease approximately 11,250 square feet of warehouse space adjacent to the alehouse, the term of which expires in 2007. We are considering options for use of the former Seattle Brewery space. We have options to extend the lease term of the additional warehouse space for two additional five-year periods. The alehouse restaurant continues to produce beer locally in our small, on-site brewery. The Seattle flagship alehouse restaurant seats 430 and has an outdoor seating area. We lease approximately 34,000 square feet of building area. The original term of the Seattle building lease expired in 2004, and the first option to extend the lease for an additional five-year period was exercised with remaining options to extend the lease term for two more five-year periods.

The Berkeley Brewery and Alehouse

Completed and opened in February 1997, the Berkeley Brewery and our adjacent Pyramid Alehouse are housed in a Company-owned building of approximately 93,000 square feet. The brewery has an estimated annual beer production capacity of 150,000 barrels. The Berkeley Brewery has a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding more fermentation capacity. The Berkeley Alehouse has seating for 350 plus an outdoor seating area. The building was originally leased in November 1995 and in July 2004 we exercised an option to purchase the facility at its fair market value.

The Portland Brewery and MacTarnahan’s Taproom

Acquired on July 31, 2004, the Portland Brewery facility and the MacTarnahan’s Taproom restaurant are housed in two leased adjacent buildings of approximately 40,000 square feet. The lease for the Brewery facility was renewed on July 31, 2006. The current lease period extends through 2011. Two five-year options to extend remain available. The MacTarnahan’s Taproom building lease expires in 2014. Two five-year options to extend remain available. The current brewery has an estimated annual beer production capacity of 130,000 barrels. The brewery facility has a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding more fermentation capacity. The MacTarnahan’s Taproom restaurant has seating for 170 plus an outdoor seating area.

The Walnut Creek Alehouse

Completed and opened in May 2002, the Walnut Creek Alehouse is located in a leased building of approximately 7,800 square feet. The restaurant has a small, on-site brewery with an estimated annual beer production capacity of 2,600 barrels. The Walnut Creek Alehouse has seating for 275 plus an outdoor seating area. The building was leased commencing in October 2001 for an initial 11-year term, with options to extend the lease term for three five-year periods and one final four-year period.

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

In June 2005, Sound Beverages, a former distributor of ours, filed a suit in King County Superior Court against us. The suit alleged that we had violated Washington’s Wholesale Distributor/Supplier Equity Act, RCW 19.126, by unreasonably withholding consent to the transfer of distribution rights to Columbia Distribution. We contend that we were within our rights to reasonably withhold consent, and are contesting this matter including the $450,000 in damages claimed by Sound Beverages. This matter is in the early stages of arbitration. Management believes that the ultimate outcome to us will not have a material adverse impact on our financial condition or results of operations.

We are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the ticker symbol “PMID.” The following table sets forth the high and low reported sales prices per share of our common stock:

	High	Low

2006
First Quarter	$2.79	$2.10
Second Quarter	2.74	2.20
Third Quarter	2.74	2.13
Fourth Quarter	3.50	2.39
2005
First Quarter	$2.19	$1.75
Second Quarter	1.91	1.39
Third Quarter	2.47	1.76
Fourth Quarter	3.37	2.07

On March 15, 2007, we had approximately 316 stockholders of record. The last reported sale price per share on March 15, 2007, was $3.40.

In December 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2.0 million of our outstanding common stock on the open market. Stock purchases are at the discretion of management and depend, among other things, on our results of operations, capital requirements and financial condition, and on such other factors as our management may consider relevant. At December 31, 2006, approximately $1.1 million of our outstanding common stock was available from board authorizations to repurchase. We have not repurchased any shares under the stock buyback plan since November 2001.

Dividend Policy

In 2005, our Board of Directors determined to cease paying dividends in order to reinvest our cash flow back into the business. We do not anticipate paying dividends in the foreseeable future. Any future declaration of dividends will depend, among other things, on our results of operations, capital requirements and financial condition, bank covenants and on such other factors as our Board of Directors may in its discretion consider relevant.

Sale of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth information regarding our common stock that may be issued upon the exercise of options and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2006.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders	539,500	$2.28	1,745,492	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	539,500	$2.28	1,745,492

(1)	Of these shares, 424,498 are available for purchase under the 2003 Employee Stock Purchase Plan (the “Purchase Plan”), 110,018 are available under the Amended and Restated Non-Employee Director Stock Option Plan, 106,110 are available under the Directors Compensation Plan and 1,104,866 are available under the 2004 Equity Incentive Plan (the “2004 Plan”), as of December 31, 2006. Shares available under the Directors Compensation Plan are payable in shares of our stock. Shares available for issuance under the 2004 Plan may be issued as stock options, stock awards, restricted stock units, rights to purchase stock, warrants, stock appreciation rights or performance shares. We terminated the Purchase Plan, after fourth quarter purchases, in January 2007.

(2)	Pursuant to the Amended and Restated Non-Employee Director Stock Option Plan, each non-employee director receives an annual option grant of 5,000 shares of common stock on the date of each annual shareholders’ meeting.

Performance Graph

The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends) on the common stock with the cumulative total return of the S&P 500 Index and the following group of peer companies (based on weighted market capitalization) selected by us: Boston Beer Company, Redhook Ale Brewery Incorporated and Big Rock Brewery, Ltd.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Pyramid Breweries Inc., The S & P 500 Index
And A Peer Group

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004(1)	2003	2002
	(In thousands, except per share and operating data)

Consolidated Statements of Operation Data:
Gross sales	$54,338	$50,886	$42,176	$36,378	$35,523
Less excise taxes	3,982	2,528	2,092	1,753	1,711

Net sales	50,356	48,358	40,084	34,625	33,812
Cost of sales	38,761	38,001	32,803	27,875	25,455

Gross margin	11,595	10,357	7,281	6,750	8,357
Selling, general and administrative expenses	12,961	11,364	10,050	8,260	8,583

Operating loss	(1,366)	(1,007)	(2,769)	(1,510)	(226)
Other (expense) income, net	(190)	(45)	44	315	380

(Loss) income before income taxes	(1,556)	(1,052)	(2,725)	(1,195)	154
(Provision) benefit for income taxes	(5)	(3)	(4)	(3)	98

Net (loss) income	$(1,561)	$(1,055)	$(2,729)	$(1,198)	$252

Basic net (loss) income per share	$(0.18)	$(0.12)	$(0.32)	$(0.14)	$0.03

Weighted average basic shares outstanding	8,872	8,794	8,578	8,452	8,203

Diluted net (loss) income per share	$(0.18)	$(0.12)	$(0.32)	$(0.14)	$0.03

Weighted average diluted shares outstanding	8,872	8,794	8,578	8,452	8,243

Cash dividends declared per share	$—	$—	$0.088	$0.176	$0.176

Balance Sheet Data:
Cash and cash equivalents, short term investments and accounts receivable	$3,279	$3,254	$2,094	$3,331	$5,290
Working capital	(1,403)	(972)	(2,167)	1,745	3,783
Fixed assets, net	26,284	26,666	28,859	21,406	20,682
Total assets	34,040	33,903	34,316	27,784	29,295
Stockholders’ equity	17,478	18,911	19,773	22,203	24,536
Operating Data (in barrels):
Beer shipped	198,000	185,000	142,000	115,000	117,000
Soda shipped	45,000	45,000	41,000	44,000	47,000

Total shipped	243,000	230,000	183,000	159,000	164,000

Beer production capacity at year-end	280,000	265,000	334,000	204,000	203,000

(1)	On July 31, 2004, we completed our purchase of certain Portland Brewing Company (“Portland Brewing”) assets which included assets of the brewery and alehouse. The results of operations of Portland Brewing are included in Pyramid’s consolidated statements of operations for the full year in 2006 and 2005 and for the five-month period ended December 31, 2004 (since the July 31, 2004 acquisition). This acquisition materially affects the comparability of operating results for 2004 and later, to earlier periods presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements concerning future performance, developments or events, concerning potential sales, restaurant expansion, production capacity, pending agreements with third parties and any other guidance on future periods, constitute forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof, or comparable terminology. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control and which could cause actual results or outcomes to differ materially from our stated expectations. See Item 1A of Part I, “Risk Factors.” Any forward-looking statements are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except as may be required by law. Our actual future results could differ materially from those projected in the forward-looking statements. Some factors, which could cause future actual results to differ materially from our recent results or those projected in the forward-looking statements, are described in Item 1a.Risk Factors, and forward looking statements below. We assume no obligation to update the forward-looking statements for such factors.

Overview

Pyramid Breweries Inc. is engaged in the brewing, marketing and selling of craft beers under the Pyramid and MacTarnahan’s labels. Until the end of 2006, we also produced a line of gourmet sodas under the Thomas Kemper Soda Company label, which we subsequently sold in January 2007 as more fully discussed below.

We operate two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants located in Walnut Creek and Sacramento, California and Seattle, Washington. As of December 31, 2006, our products were distributed in approximately 38 states within the U.S. through a network of selected independent distributors and brokers.

Our revenues consist primarily of sales of beer and soda to third-party distributors who distribute to independent retailers and retail sales of beer, soda, food, apparel and other items in our alehouse restaurants. For the years ended December 31, 2006, 2005 and 2004 respectively, approximately 70%, 68% and 65% of our net sales were sales of beer and soda to third party distributors, while total retail alehouse sales accounted for 30%, 32% and 35%, respectively.

We sell our craft beers in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on our draft products are typically higher as a percentage compared to bottled products. Changes in the proportion of sales of bottled and draft products therefore will affect our gross margin. For 2006, 2005 and 2004, approximately 60%, 60% and 57%, respectively, of our sales of craft beers were bottled products.

On July 31, 2004, we completed our purchase of certain Portland Brewing Company (“Portland Brewing”) assets which included assets of the brewery and alehouse for total consideration, including transaction costs, of approximately $4.5 million, consisting of a combination of assumed liabilities, cash and 445,434 shares of Pyramid common stock valued at $3.26 per share. At the time of the acquisition, we entered into a contract brewing arrangement and other commercial arrangements with Portland Brewing whereby we subleased to Portland Brewing the premises on which the Portland Brewery is located and leased to Portland Brewing certain brewery equipment, engaged Portland Brewing to produce certain Company-branded beers on those premises, provided employees to Portland Brewing for Portland Brewing’s use in brewery operations, subleased to Portland Brewing the premises on which the MacTarnahan’s Taproom is located, and provided staffing and on-site management of the alehouse.

During the second quarter of 2005, we consolidated brewery operations by moving all Seattle production to the Portland Brewery operated by Portland Brewing in an effort to reduce production costs and streamline production and distribution. Subsequently, in August 2005, we sold substantially all equipment located in the Seattle, Washington brewing facility, resulting in a reported gain of approximately $415,000 for the year ended December 31, 2005. The Seattle Alehouse restaurant continues to produce beer locally in its small, on-site brewery.

During 2006, the TTB concluded its audit of certain federal excise tax returns and related operations of the Company and the TTB’s findings were presented to us. Among other things, the TTB reviewed our contract brewing arrangement with Portland Brewing. At the conclusion of the audit, the TTB asserted that we, not Portland Brewing, had legal control of the Portland brewery facility for purposes of the federal excise tax laws and consequently had underpaid federal excise taxes on beer produced at that facility during the period January 1, 2005 through May 31, 2006. The TTB also concluded that since Portland Brewing was not the legal brewer at the Portland brewery facility, it had overpaid federal excise taxes on beer produced at the facility. Based on its findings in the audit, the TTB issued us a notice of proposed assessment asserting that we owed a total of approximately $2.1 million in excise taxes and interest for that period, which did not take into account the approximately $1 million in excise taxes paid by Portland Brewing on beer produced at the Portland brewery facility during the same period. After receiving the notice of proposed assessment, we engaged in discussions with the TTB relating to a possible compromise of the assessment and also voluntarily began to pay federal excise taxes on beer produced at the Portland brewery facility as if we were the legal brewer at that facility (i.e., at a higher average rate per barrel). As a result of our discussions with the TTB, we reached an agreement with the TTB that we will pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by Portland Brewing for the period at issue, due to Portland Brewing’s waiver of its right to receive a refund of those excise tax payments. Under the terms of the agreement, we made an initial payment of $50,000, with the remaining balance payable in monthly installments of principal and interest for a period of three years, at a variable interest rate estimated at 8%.

In September 2006, based on our discussions with the TTB and Portland Brewing, we concluded that it was not practical to modify our relationship with Portland Brewing to comply with the TTB’s interpretations of federal excise tax laws so that Portland Brewing would be respected as the legal brewer at the Portland brewery facility. Consequently, we elected to terminate the contract brewing and other commercial arrangements with Portland Brewing. In the fourth quarter 2006, after the receipt of all state and federal authorizations required, we formally assumed all brewery and alehouse operations at our brewery and alehouse facilities in Portland, Oregon.

On January 2, 2007, we completed the sale of the Thomas Kemper Soda brand and related net assets and liabilities (“TK Soda Assets”) to The Kemper Company, a new company formed by Adventure Funds, a Portland-based equity investment fund. Under terms of the transactions, we received $3.1 million for Thomas Kemper Soda assets including the brand and intellectual property, soda kegs, vehicles and point of sale materials. The transaction includes a five-year supply agreement under which we will continue to manufacture Thomas Kemper Soda products for Kemper at its breweries in Portland, Oregon and Berkeley, California. Through this transaction, we are further increasing our strategic focus on our beer business and are making a number of investments in our brewing infrastructure in the coming year. This includes investments in new kegs and fermentation tanks to handle additional growth, and improvements to our packaging processes to enhance production efficiencies.

Results of Operations

Years Ended December 31, 2006 and 2005

Gross Sales.  Gross sales increased 6.8%, or $3.4 million, to $54.3 million for the year ended December 31, 2006, from $50.9 million in 2005. Wholesale beverage segment sales increased 10.5%, or $3.7 million, to $39.3 million as a result of a 5.7% increase in total beverage shipments to 243,000 barrels as well as an average price increase of 5% for beer. Of the total beverage shipments, beer shipments increased by 7.0% to 198,000 barrels in 2006 from 185,000 barrels in 2005, primarily due to increased Pyramid brand shipments. Pyramid brand shipments increased 18.0% to 164,000 barrels for the year, driven by Pyramid Hefe Weizen, our top selling product, which was up 16.7% in shipment volumes for the year. The increase in Pyramid brand shipments was offset by declines in other non-core beer brand shipments, which were down 27.3% to 24,000 barrels due primarily to the discontinuation of certain product styles in the MacTarnahan’s and non-core beer brands. Thomas Kemper Soda shipments were flat in 2006, at 45,000 barrels, as compared to barrels shipped during 2005. Alehouse sales of $15.1 million decreased 1.9% over a year ago, primarily due a decline in sales in the Portland MacTarnahan’s Taproom primarily due to reduced traffic resulting from inclement weather in the second and fourth quarters offset by single digit sales growth in our Walnut Creek location.

Excise Taxes.  Excise taxes were 10.1% and 7.1% of gross beverage sales for the years ended December 31, 2006 and 2005, respectively. Per beer barrel shipped excise taxes in 2006 increased to $21.00 per beer barrel as compared to $14.30 for the same period in 2005. Federal taxes paid on beer shipments are determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis. The increase in excise taxes as a percentage of gross beverage sales is related primarily to the agreement reached with the TTB during the third quarter of 2006 (Note 12 to the consolidated financial statements) in which we agreed to pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by the Portland Brewing Company for the period at issue due to Portland Brewing’s waiver of its rights to receive a refund of those excise tax payments. Also contributing to the increase in excise taxes, we began paying federal excise taxes on beer produced at the Portland brewery facility as if we were the legal brewer at the facility at the $18 per barrel rate.

Gross Margin.  Gross margin increased 12.0% to $11.6 million in 2006 from $10.4 million in 2005, primarily as a result of higher sales volumes in the beverage segment at more favorable prices, offset by the one-time impact of the $700,000 TTB excise tax assessment recorded in 2006, the effect of which was moderated by the fact that gross margin in 2005 benefited from a $415,000 gain on the sale of brewery equipment relating to the consolidation of production operations. Gross margin as a percentage of net sales increased to 23.0% for the year ended December 31, 2006, as compared to 21.4% in 2005.

The following table represents the gross margin comparisons and changes by segment for the years ended December 31, 2006 and 2005 (in thousands):

		% of		% of
		Segment		Segment
Gross Margin	2006	Net Sales	2005	Net Sales	$ Change	% Change

Beverage Segment	$10,843	30.7%	$9,911	30.0%	$932	9.4%
Alehouse Segment	752	5.0%	446	2.9%	306	68.6%

Total	$11,595	23.0%	$10,357	21.4%	$1,238	12.0%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 14.1%, or $1.6 million, to $13.0 million for the year ended December 31, 2006, from $11.4 million in 2005. The additional expense was primarily attributed to an increase in general and administrative expenses of $1.6 million, to $5.4 million, due primarily to executive transition costs of approximately $432,000, increases in professional fees of $414,000 related primarily to legal fees associated with the TTB excise tax audit, rent expense associated with the vacant Seattle brewery of approximately $351,000, an increase in director and public company costs of $166,000, associated primarily with our compliance efforts with the Sarbanes-Oxley Act of 2002, and increased consulting fees of $206,000. Additionally, selling expenses for 2006 increased by $414,000 and totaled $5.6 million, or 15.7% of net beverage segment sales, compared to $5.1 million, or 15.6% of net beverage segment sales in 2005. Marketing expense decreased $400,000 to $2.0 million for the year ended December 31, 2006, from $2.4 million in 2005 primarily due to decreases in package redesign costs as well as a decrease in salaries and benefits as a result of lower headcount.

Other Expense, net.  Other expense, net, increased to $190,000 for the year ended December 31, 2006, from $45,000 in 2005, primarily attributable to an increase in interest expense associated with our capital lease agreement (Note 11 to the consolidated financial statements).

Income Taxes.  As of December 31, 2006, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

Net Loss.  We reported a net loss of $1.6 million for the year ended December 31, 2006, compared to a net loss of $1.1 million in 2005. The net loss in 2005 was positively impacted by the one-time gain on the sale of brewery equipment of $415,000 relating to the consolidation of production operations in the third quarter of 2005. Aside from that factor, the increase in net loss of $506,000 is primarily due to the TTB excise tax settlement during the third quarter of 2006 and an increase in general and administrative expenses, offset by the incremental sales due to the beverage sales volume and price increases.

Years Ended December 31, 2005 and 2004

Gross Sales.  Gross sales increased 20.7%, or $8.7 million, to $50.9 million for the year ended December 31, 2005, from $42.2 million in 2004. Wholesale beverage segment sales increased 26.1%, or $7.4 million, to $35.5 million as a result of a 25.7% increase in total beverage shipments to 230,000 barrels. Strong craft beer category sales in key West Coast markets contributed to increases in beer shipments of 30.3% over the prior year. Pyramid brands accounted for 14.9% of this increase with beer shipments of 139,000 barrels in 2005, compared to 121,100 barrels in 2004. Thomas Kemper Soda shipments increased 9.8% across all flavors in 2005, to 45,000 barrels, as compared to 41,000 barrels shipped during 2004. Also contributing to the growth in sales was a full year of sales from the MacTarnahan’s Brand Family, acquired in the 2004 asset purchase agreement with Portland Brewing. Alehouse sales of $15.4 million improved 9.7% over a year ago primarily due to a full year of sales in 2005 for the MacTarnahan’s Taproom, acquired in the 2004 asset purchase agreement with Portland Brewing.

Excise Taxes.  Excise taxes were 7.1% and 7.4% of gross beverage sales for the years ended December 31, 2005 and 2004, respectively. Per beer barrel shipped excise taxes in 2005 decreased to $14.30 per barrel as compared to $15.49 for the same period in 2004. Federal taxes paid on beer shipments are determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis. The decrease in excise taxes as a percentage of gross beverage sales in 2005 is related to a greater portion of beverage sales to states with lower excise taxes and in which distributors pay the excise tax as well as contract brewing arrangements in which we incur lower costs.

Gross Margin.  Gross margin increased 42.2% to $10.4 million in 2005 from $7.3 million in 2004. The gross margin increased primarily as a result of higher sales volumes in the beverage segment and a corresponding decrease in per barrel costs, and a $415,000 gain on the sale of brewery equipment from consolidation of production operations. Gross margin as a percentage of net sales increased to 21.4% for the year ended December 31, 2005, as compared to 18.2% in 2004.

The following table represents the gross margin comparisons and changes by segment for the years ended December 31, 2005 and 2004 (in thousands):

		% of		% of
		Segment		Segment
Gross Margin	2005	Net Sales	2004	Net Sales	$ Change	% Change

Beverage Segment	$9,911	30.0%	$6,843	26.2%	$3,068	44.8%
Alehouse Segment	446	2.9%	438	3.1%	8	1.8%

Total	$10,357	21.4%	$7,281	18.2%	$3,076	42.2%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 13.1%, or $1.3 million, to $11.4 million for the year ended December 31, 2005, from $10.1 million in 2004. The additional expense was primarily attributed to a $1.0 million increase in selling and marketing expense for package redesign work released in the third quarter and an increase in the size of our sales force to support efforts to grow the Pyramid brands. Selling and marketing expenses for the period ended December 31, 2005 totaled $5.1 million and $2.4 million, respectively, or 15.6% and 7.3% of net beverage sales, respectively, in comparison to $4.5 million and $2.1 million, respectively, or 17.1% or 8.2%, respectively for 2004. General and administrative expenses for the period ended December 31, 2005 were $3.8 million compared to $3.5 million for the same period in 2004, primarily due to bonuses, executive stock-based compensation, and professional and director fees.

Other Income (Expense), net.  Other income (expense), net decreased to expense of $45,000 for the year ended December 31, 2005, from income of $44,000 in 2004, primarily due to an increase in interest expense. Interest expense for the year ended December 31, 2005 was $520,000 in comparison to $224,000 for 2004, largely due to the interest associated with the Berkeley facility mortgage and the interest on borrowings under our line of credit, partially offset by sublease income of $217,000.

Income Taxes.  As of December 31, 2005, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

Net Loss.  We reported a net loss of $1.1 million for the year ended December 31, 2005 compared to a net loss of $2.7 million in 2004. The decrease in net loss of $1.6 million was primarily due to the $415,000 gain realized on the sale of excess production equipment from the Seattle brewery facility, as well as beverage sales volume increases, and the cost reduction initiatives relating to consolidating production operations, partially offset by increased freight costs and additional sales and marketing activities.

Liquidity and Capital Resources

We had a $227,000 balance of cash and cash equivalents and a $3.1 million accounts receivable balance at December 31, 2006. At December 31, 2006, our working capital was negative at $1.4 million compared to a negative $972,000 at December 31, 2005. Our working capital was impacted negatively by executive transition costs, the excise tax settlement discussed below, as well as an increase in short term financing related to our capital lease keg financing agreement (Note 11 to the consolidated financial statements).

Net cash provided by operating activities for the year ended December 31, 2006 decreased to $1.1 million from $1.3 million in 2005. The decrease in cash provided by operating activities was primarily due to the increase in net loss of $506,000 for the year ended December 31, 2006.

Net cash used in investing activities totaled approximately $891,000 for the year ended December 31, 2006 compared to $198,000 in 2005. The increase in cash used in investing activities primarily reflect the fact that we sold brewery equipment assets in 2005 which generated $783,000 in cash.

Net cash used in financing activities totaled approximately $364,000 for the year ended December 31, 2006, compared to approximately $646,000 for 2005. The decrease in net cash used in financing activities during the year was primarily due to payment to the TTB in connection with the excise tax settlement, no net payments or borrowings on the line of credit as of December 31, 2006 compared to $400,000 in cash paid in the prior year as well as a decrease of cash dividends paid.

In March 2007, we renegotiated our line of credit agreement with First Mutual Bank which makes available through March 31, 2008, a $2.5 million line of credit. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (Note 9 to the consolidated financial statements). Any borrowings are subject to an interest rate of prime plus 0.5%, fully floating, with a 0.8% commitment fee. Under the terms of the agreement, we must limit capital expenditures to $3.25 million and adhere to certain financial performance covenants with a restriction on the payment of future dividends.

The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.

We settled with the TTB in 2006 (Note 12 to the consolidated financial statements) and agreed to pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by the Portland Brewing Company for the period at issue due to Portland Brewing’s waiver of its rights to receive a refund of those excise tax payments. Under the terms of the agreement, we made an initial payment of $50,000, and the remaining balance will be payable in monthly installments of principal and interest for a period of three years, at a variable interest rate estimated at 8%.

In January 2007, we completed the sale of the TK Soda Assets to The Kemper Company, a new company formed by Adventure Funds, a Portland-based equity investment fund. Under terms of the transaction, we received $2.8 million in cash for TK Soda Assets including the brand and intellectual property, soda kegs, vehicles and point of sale materials. The transaction includes a five-year supply agreement under which Pyramid will continue to manufacture Thomas Kemper Soda products for The Kemper Company at its breweries in Portland, Oregon and Berkeley, California. Through this transaction, we are further increasing our strategic focus on our beer business and are making a number of investments in our brewing infrastructure in the coming year. This includes investments in new kegs and fermentation tanks to handle additional growth, and improvements to our packaging processes to enhance production efficiencies in our breweries to reduce costs and improve margins.

We believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, should provide adequate working capital to meet our needs. Additionally, we believe that the cash provided from the sale of the TK Soda Assets will improve our liquidity by reducing our reliance on our line of credit during the seasonally slow first quarter of 2007, while allowing us to make these capital investments. However, it is possible that this cash infusion may be insufficient to meet our capital investment requirements, which would require us to seek additional capital from other sources, which may not be available to us on attractive terms or at all.

Contractual Obligations

At December 31, 2006, our commitment to make future payments under contractual obligations was as follows (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years

Operating leases(1)	$5,013	$1,226	$1,955	$1,257	$575
Capital leases(2)	890	385	505	—	—
Note payable(3)	7,671	105	228	257	7,081
TTB excise tax assessment(4)	634	201	433	—	—

	$14,208	$1,917	$3,121	$1,514	$7,656

(1)	We have obligations in the form of revenue sharing provisions in certain alehouse lease agreements, based on the excess of the percentage of revenue over the minimum lease payment. For the years ended December 31, 2006, 2005 and 2004, there were no amounts owed under revenue sharing agreements.

(2)	In 2006, we acquired 14,500 of new kegs under our capital lease agreement (Note 11 to the consolidated financial statements) for a total of $1.2 million, payable over a 30-month period.

(3)	The amounts are principal only payments as stated in securitized financing arrangement for the Berkeley Facility purchase.

(4)	In 2006, we settled with the TTB, resolving all issues arising from the audit including the federal tax assessments for the period at issue (Note 12 to the consolidated financial statements) for a total amount of $700,000, payable in monthly installments for a period of three years.

In conjunction with the Portland Brewing asset purchase, we entered into a five-year earn-out agreement with Portland Brewing Company which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period through December 31, 2008. For the years ended December 31, 2006, 2005 and 2004, there were no amounts owed under the earn-out.

Contingencies

We concluded discussions with the TTB relating to the TTB’s findings from its recently completed audit of the federal excise tax returns and operations of the Company. Upon completion of the audit the TTB had concluded that (a) notwithstanding our contractual arrangements with Portland Brewing relating to the production of beer at our Portland, Oregon brewery facility, we — not Portland Brewing — were the legal brewer at that facility and (b) that federal excise taxes on beer production at the Portland facility from January 1, 2005 through May 31, 2006 had been underpaid. These contractual arrangements were originally premised on the understanding that they would result in Portland Brewing being deemed the legal brewer at the Portland brewery facility, which would have resulted in lower federal excise tax costs on beer produced at that facility because Portland Brewing is a “small brewer” that pays excise taxes at a lower rate on the first 60,000 barrels it produces. After we were notified of the TTB’s conclusions from the audit, we engaged in discussions with the TTB regarding a compromise of the TTB’s proposed assessment relating to our underpayment of excise taxes and explored with the TTB whether our commercial relationship with Portland Brewing could be modified so that in the future we met the TTB’s requirements for a valid contract brewing arrangement. As a result of our discussions with the TTB, we reached a settlement with the TTB that we would pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by Portland Brewing for the period at issue due to Portland Brewing’s waiver of its right to receive a refund of those excise tax payments (the “Settlement”). Under the terms of the Settlement, we were obligated to make an initial payment of $50,000, with the balance payable in monthly installments of principal and interest for a period of three years, at an interest rate that is currently estimated to be approximately 8%. We recognized the $700,000 Settlement as a charge to earnings for the quarter ended September 30, 2006. We anticipate that our current operating cash flows and other sources of liquidity will be sufficient to enable us to satisfy the payment terms described above.

In addition, based on our discussions with the TTB, we concluded that it was not practical to modify our relationship with Portland Brewing to comply with the TTB’s interpretations of federal excise tax laws so that Portland Brewing would be respected as the legal brewer at the Portland brewery facility. Consequently, we elected to terminate the Production Agreement dated February 14, 2006 as amended July 31, 2006 between us and Portland Brewing (the “Production Agreement”) by written notice to Portland Brewing dated September 28, 2006. The termination of the Production Agreement was effective on November 30, 2006. In addition to the Production Agreement, certain related agreements between us and Portland Brewing will terminate per their respective terms when the Production Agreement terminates.

In June 2005, Sound Beverages, a former distributor of ours, filed a suit in King County Superior Court against us. The suit alleged that we had violated Washington’s Wholesale Distributor/Supplier Equity Act, RCW 19.126, by unreasonably withholding consent to the transfer of distribution rights to Columbia Distribution. We contend that we were within our rights to reasonably withhold consent, and are contesting this matter including the $450,000 in damages claimed by Sound Beverages. This matter is in the early stages of arbitration. Management believes that the ultimate outcome to us will not have a material adverse impact on our financial condition or results of operations.

In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claims, proceedings or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.

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

Our critical accounting policies are those that involve the most complex or subjective decisions or assessments. We believe that our critical accounting policies and estimates include the following:

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

Long-Lived Assets Impairment.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our evaluation is based on an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less the estimated costs to sell. Long-lived assets are written down to their estimated net fair value calculated using a discounted future cash flow analysis in the event of an impairment. If circumstances related to our long-lived assets change, our valuation of the long-lived assets could materially change.

Goodwill Impairment.  We review our goodwill, which relates entirely to our previous acquisition of Thomas Kemper Soda, annually for impairment, or when events or changes in circumstances occur. Goodwill was classified as held for sale as of December 31, 2006, pending the sale of the Thomas Kemper Soda Brand, which occurred in January 2007.

Allowance for Keg Deposits.  We purchase kegs from vendors and record these assets in property, plant and equipment. When the kegs are shipped to the distributors, a keg deposit is collected based on, among other things, the size of the keg and the destination point and is refunded to the distributors upon return of the kegs to us. The keg deposit liability is recorded as a current liability. On a periodic basis, typically annually, management is required to make certain estimates regarding the physical count of kegs in the marketplace, estimated loss of kegs, expectations regarding keg returns and assumptions that affect the reported amounts of keg deposit liabilities and keg assets in property, plant and equipment at the date of the financial statements. Actual keg deposit liability could differ from the estimates.

Revenue Recognition.  Revenue is recognized at the time of shipment, when the title of our products passes to the customer in accordance with distributor sales agreements and collectibility is probable. We do not have standard terms that permit return of product. The cost for product returns are recorded in cost of sales and revenue is reduced at the value of the original sales price in the period that the product is returned.

Beverage segment revenues under the commercial arrangements with the Portland Brewing Company were recorded on a gross basis pursuant to the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent as it was a principal in accordance with the indicators which include the following: (i) being the primary obligor in the arrangement; (ii) having latitude in establishing price; (iii) having discretion in supplier selection; (iv) determination of product or service specifications; and (v) having credit risk.

Stock-based Compensation.  We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). We use the Black-Scholes option-pricing method, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures) and, ultimately, the expense that will be recognized over the life of the options for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods. Additionally, the risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not provided for a dividend assumption in the Black-Scholes valuation method for grants beginning in 2005 as we ceased paying any dividends in early 2005 and currently do not expect to declare or pay dividends in the future. Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized on the consolidated statements of income.

Realization of Deferred Tax Assets.  We evaluate our ability to realize our deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The evaluation of the realizability of the deferred tax assets is based on existing deferred tax liabilities and an assessment of our ability to generate future U.S. taxable income. We record a valuation allowance to the extent that recovery is not likely. If circumstances related to our ability to generate future U.S. taxable income change, our evaluation of our ability to realize our deferred tax assets could materially change.

Promotional Activities.  Throughout the year, our sales force engages in promotional activities with our distributor and retail customers. In connection with financial statement preparation and other financial reporting, management is required to make certain estimates and assumptions regarding the amount and timing of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions. If management’s estimates and assumptions differ from the actual promotional activities incurred a timing difference could result either understating or overstating the actual promotional activity expense in a subsequent period. Because of the nature of promotional activities and the historical trends used in management analysis, management does not consider the potential timing differences to be a significant risk in the financial statement presentation.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 which expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. In April 2005, the SEC issued a press release that amends the required adoption date of SFAS No. 123R as no later than the first fiscal year beginning after June 15, 2005, which was effective for our quarterly results as of and for the period ended March 31, 2006. We adopted the modified prospective transition method. During 2006, we recorded $321,000 of stock-based compensation expenses including $69,000 stock-based compensation associated with implementing SFAS No. 123(R).

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), which states that a company may adopt a policy for presenting taxes on a gross or net basis. If taxes are significant, the accounting policy should be disclosed, and if taxes are presented gross, the amounts included in revenue should be disclosed. The consensus reached on this Issue is effective for periods beginning after December 15, 2006 with early application permitted. As our accounting policy is to present excise taxes on a “gross basis” as described in the EITF 06-3, our policy and disclosure presentation are already in accordance with EITF No. 06-3.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions including whether to file or not to file a return in a particular jurisdiction. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact of adopting FIN No. 48 will not be material to our financial position, results of operations and cash flows.

In September 2006, SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We adopted SAB 108 effective January 1, 2006. During the fourth quarter of 2006, we increased beginning accumulated deficit by $258,000, and increased deferred rent by $174,000 (Note 20 to the consolidated financial statements).

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us as of the beginning of our 2008 fiscal year. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for us as of the beginning of our 2008 fiscal year. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We currently do not hold derivative instruments or engage in hedging activities, nor have we engaged in such activities in the past. Also, we did not have any outstanding variable rate debt as of December 31, 2006 due to the fact that we did not have an outstanding balance on the line of credit. Further, we do not enter into significant transactions denominated in foreign currency. Accordingly, our direct exposure to risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pyramid Breweries Inc.

We have audited the accompanying consolidated balance sheets of Pyramid Breweries Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pyramid Breweries Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 15 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 20 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/  MOSS ADAMS LLP

Seattle, Washington
March 29, 2007

PYRAMID BREWERIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$227	$416
Accounts receivable, net of $20 allowance	3,052	2,838
Inventories	1,877	1,841
Prepaid expenses and other	806	716
Current assets held for sale	86	—

Total current assets	6,048	5,811
Fixed assets, net	26,284	26,666
Assets held for sale, long term	432	—
Goodwill	—	415
Intangibles, net	118	163
Escrow reserve	765	623
Other assets	393	225

Total assets	$34,040	$33,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,260	$3,243
Accrued expenses	2,834	2,770
Refundable deposits	483	596
Line of credit	—	—
Current portion of long-term financing	105	99
Current portion of capital lease obligation	385	—
Deferred rent — current	122	75
Liabilities held for sale	78	—
Other current liabilities	201	—

Total current liabilities	7,468	6,783
Long-term financing, net of current	7,566	7,671
Capital lease obligation, net of current	505	—
Deferred rent, net of current	590	538
Other non-current liabilities	433	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000 issued and outstanding shares — 8,946,000 and 8,806,000 at December 31, 2006 and 2005, respectively	89	88
Additional paid-in capital	37,408	37,023
Accumulated deficit	(20,019)	(18,200)

Total stockholders’ equity	17,478	18,911

Total liabilities and stockholders’ equity	$34,040	$33,903

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Gross sales	$54,338	$50,886	$42,176
Less excise taxes	3,982	2,528	2,092

Net sales	50,356	48,358	40,084
Cost of sales	38,761	38,001	32,803

Gross margin	11,595	10,357	7,281
Selling, general and administrative expenses	12,961	11,364	10,050

Operating loss	(1,366)	(1,007)	(2,769)
Other (expense) income, net	(190)	(45)	44

Loss before income taxes	(1,556)	(1,052)	(2,725)
Provision for income taxes	(5)	(3)	(4)

Net loss	$(1,561)	$(1,055)	$(2,729)

Basic and diluted net loss per share	$(0.18)	$(0.12)	$(0.32)

Weighted average basic and diluted shares outstanding	8,872,000	8,794,000	8,578,000

Cash dividends declared per share	$—	$—	$0.088

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Note
			Additional	Receivable-		Total
	Common Stock		Paid-in	Related-	Accumulated	Stockholders’
	Shares	Amount	Capital	Party	Deficit	Equity
			(In thousands)

Balance, December 31, 2003	8,620	$86	$36,347	$(764)	$(13,466)	$22,203
Net loss	—	—	—	—	(2,729)	(2,729)
Dividends declared	—	—	—	—	(950)	(950)
Stock issued via employee stock purchase plan	472	5	1,530	—	—	1,535
Exercised stock options	71	1	163	—	—	164
Stock-based compensation	—	—	19	—	—	19
Note repayment	—	—	—	764	—	764
Shares repurchased and retired	(387)	(4)	(1,229)	—	—	(1,233)

Balance, December 31, 2004	8,776	$88	$36,830	$—	$(17,145)	$19,773
Net loss	—	—	—	—	(1,055)	(1,055)
Stock issued via employee stock purchase plan	29	—	47	—	—	47
Exercised stock options	1	—	—	—	—	—
Stock-based compensation	—	—	146	—	—	146

Balance, December 31, 2005	8,806	$88	$37,023	$—	$(18,200)	$18,911
Cumulative effect of adjustments from the adoption of SAB No. 108	—	—	—	—	(258)	(258)

Adjusted balance, December 31, 2005	8,806	$88	$37,023	$—	$(18,458)	$18,653
Net loss	—	—	—	—	(1,561)	(1,561)
Stock issued via employee stock purchase plan	13	—	26	—	—	26
Exercised stock options	18	—	39	—	—	39
Stock-based compensation	109	1	320	—	—	321

Balance, December 31, 2006	8,946	$89	$37,408	$—	$(20,019)	$17,478

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

OPERATING ACTIVITIES:
Net loss	$(1,561)	$(1,055)	$(2,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,381	2,765	2,668
Stock-based compensation expense	321	146	19
Interest expense	—	—	4
Loss (gain) on sale of fixed assets	74	(415)	10
Deferred rent	(129)	(78)	(133)
TTB excise tax obligation	700	—	—
Changes in operating assets and liabilities:
Accounts receivable	(214)	(744)	69
Inventories	(78)	289	83
Prepaid expenses and other	(474)	(347)	94
Accounts payable and accrued expenses	90	556	1,243
Refundable deposits	(44)	143	(10)

Net cash provided by operating activities	1,066	1,260	1,318

INVESTING ACTIVITIES:
Acquisitions of fixed assets	(891)	(981)	(1,002)
Proceeds from sale of fixed assets	—	783	11
Acquisition of Portland Brewing Company Assets	—	—	(1,416)
Proceeds from the sale and maturities of available-for-sale securities	—	—	492
Acquisition of Berkeley facility land and building	—	—	(195)

Net cash used in investing activities	(891)	(198)	(2,110)

FINANCING ACTIVITIES:
Note payable	(99)	(100)	(20)
Payment on capital lease obligation	(264)	—	—
Payment on TTB excise tax obligation	(66)	—	—
Proceeds from exercise of stock options and stock issuance through the employee stock purchase plan	65	47	224
(Cash paid) net borrowings on line of credit	—	(400)	400
Deferred financing fees	—	—	(68)
Borrowings on short-term note payable to related party	—	—	200
Cash dividends paid	—	(193)	(1,137)
Purchase and retirement of common stock	—	—	(365)

Net cash used in financing activities	(364)	(646)	(766)

(Decrease) increase in cash and cash equivalents	(189)	416	(1,558)
Cash and cash equivalents at beginning of year	416	—	1,558

Cash and cash equivalents at end of year	$227	$416	$—

SUPPLEMENTAL DATA:
Interest paid	$605	$520	$220
Acquisition of fixed assets through capital lease	1,154	—	—
Acquisition of Berkeley facility for debt	—	—	7,000
Stock issued for purchase of Portland Brewing Company assets	—	—	1,474
Notes receivable repaid through stock repurchase	—	—	843

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies

The Company

Pyramid Breweries Inc. (“Pyramid” or the “Company”), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers. Until the end of 2006, we also produced a line of premium sodas (Note 21). We own two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan’s Taproom brand names in Berkeley, California and Portland, Oregon respectively and three alehouse restaurants in Walnut Creek and Sacramento, California and Seattle, Washington. We sell our products through a network of selected independent distributors and alehouses located primarily in Washington, Oregon and California. As of December 31, 2006, our products were distributed in approximately 38 states within the U.S. Our core Pyramid brand family includes Hefe Weizen and Apricot Weizen beers and our non-core beer brands include MacTarnahan’s along with our smaller product lines reported under the Allied Brand designation. We also manufacture a line of gourmet sodas under the Thomas Kemper Soda Company label.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PBC Acquisition, LLC, Pyramid Gilman Street Property, LLC and Thomas Kemper Soda Company, Inc. Inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with multiple financial institutions.

Fair Value of Financial Instruments

As of December 31, 2006 and 2005, the carrying amounts for cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

Accounts Receivable

Our accounts receivable balance includes balances from trade sales primarily from the sale of wholesale beer and soda products. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $20,000 as of December 31, 2006 and 2005, are netted against accounts receivable.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual cost, on a first-in, first-out basis and market represents the lower of replacement cost or estimated net realizable value. We regularly review our inventories for the presence of excess and obsolete inventory using criteria such as age, quality, seasonal demand forecasts and branding changes, and writes-off or adjusts the inventory to carrying value. At December 31, 2006 and 2005, the inventory balances on the consolidated balance sheets do not include obsolete or excess inventories requiring reserves.

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

Returnable containers (primarily kegs) are capitalized at cost, depreciated over the estimated useful life of five to ten years, and are included in fixed assets. Refundable deposits represent our liability for deposits charged to customers for returnable containers.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Goodwill

Goodwill, which relates entirely to our previous acquisition of Thomas Kemper Soda Company, is not amortized but is tested annually for impairment, or when events or changes in circumstances occur. The goodwill is included in the Beverage Operations segment (Note 19). To date, no impairment of goodwill has been indicated. In conjunction with the January 2007 sale of the Thomas Kemper brand and related net assets and liabilities (“TK Soda Assets”) (Note 2), goodwill was reclassified to long-term assets held for sale at December 31, 2006.

Trademarks

Trademarks, acquired in the 2004 Portland Brewing Company Asset Acquisition, (Note 3), were assigned a value of $228,000 based on an independent appraisal. The trademarks are being amortized over a five year life and the amortization expense is included in the Beverage Operations segment (Note 19). Amortization expense of $45,000, $46,000 and $19,000 was recognized for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated amortization expense was $110,000 and $65,000 as of December 31, 2006 and 2005.

Revenue Recognition

We recognize revenue from the sale of wholesale beer and soda products at the time of shipment, when the title to product passes to the customer in accordance with distributor sales agreements and collectibility is probable. Our revenue from our alehouses is comprised of food, beverage and merchandise, and is recognized at the time of sale.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not have standard terms that permit return of product. However, occasionally products are destroyed by distributors or us for quality reasons such as expiration of product. The costs for product returns are recorded in cost of sales in the Consolidated Statements of Operation and revenue is reduced at the value of the original sales price in the period that the product is returned.

We reported revenues under the commercial arrangements with the Portland Brewing Company (Note 3) on a gross basis pursuant to the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as we were a principal.

Shipping and Handling Costs

Shipping and handling amounts paid to us by customers are included in gross sales. The actual costs of shipping and handling paid by us are included in cost of sales.

Excise Taxes

The federal government levies excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2.0 million barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change.

As presented in the Consolidated Statement of Operations, gross sales represents billed to customer activities. Excise taxes are taxes paid by us to state and federal government agencies. Net sales represent revenues to us net of applicable state and federal excise taxes.

Cost of Sales

Our cost of sales includes costs for the manufacture of beverage products and the costs of operating the alehouses. Cost of sales for the beverage segment includes beer and soda raw materials, packaging materials, manufacturing costs, plant administrative support and overhead and freight costs. Cost of sales for the alehouse segment includes food raw ingredients, labor for food preparation and service costs and alehouse administrative support and overheads.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was approximately $432,000, $367,000 and $319,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

We engage in cooperative advertising programs and buy-down programs with resellers. The expenditures associated with buy-down programs are included as an offset in gross sales. The costs of cooperative advertising programs are included in the selling, general and administrative expenses. The costs of cooperative advertising amounts for the years ended December 31, 2006, 2005 and 2004 totaled approximately $70,000, $110,000 and $90,000, respectively.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other (Expense) Income, Net

Other (expense) income, net, consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Interest expense	$(605)	$(520)	$(224)
Sublease income	244	217	90
Parking income	202	212	188
Amortization-loan fee	(42)	(43)	(46)
Interest income	12	9	22
Other (expense) income	(1)	80	14

Other (expense) income, net	$(190)	$(45)	$44

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. Management has established a full valuation allowance for the net deferred tax assets, as it is more likely than not that the net deferred tax asset will not be realized. We will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares of stock outstanding and assumes the vesting of other dilutive securities including employee stock options and awards.

Options outstanding to purchase common stock at December 31, 2006, 2005 and 2004 were approximately 539,500, 641,000 and 707,000, respectively. The outstanding stock options were not included in the computation of net loss per share due to their antidilutive effect.

The following represents the reconciliation from basic net loss per share to diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Net loss	$(1,561)	$(1,055)	$(2,729)
Basic and diluted:
Weighted average shares outstanding	8,872	8,794	8,578

Weighted average basic and diluted shares outstanding	8,872	8,794	8,578

Basic and diluted net loss per share	$(0.18)	$(0.12)	$(0.32)

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidity

As of December 31, 2006, our working capital was negative at $1.4 million. Cash and cash equivalents and accounts receivable were $3.3 million as of December 31, 2006. Our working capital was impacted negatively by executive transition costs, the excise tax settlement discussed below, as well as an increase in short term financing related to our capital lease keg financing agreement. Our operating activities for the years ended December 31, 2006 and 2005, provided approximately $1.1 million and $1.3 million respectively.

In March 2007, we renegotiated our line of credit agreement with First Mutual Bank which makes available through March 31, 2008, a $2.5 million line of credit. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (Note 11). Any borrowings are subject to an interest rate of prime plus 0.5%, fully floating, with a 0.8% commitment fee. Under the terms of the agreement, we must limit capital expenditures to $3.25 million and adhere to certain financial performance covenants with a restriction on the payment of future dividends.

The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.

We settled with the TTB in 2006 (Note 12) and agreed to pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by the Portland Brewing Company for the period at issue due to Portland Brewing’s waiver of its rights to receive a refund of those excise tax payments. Under the terms of the agreement, we made an initial payment of $50,000, and the remaining balance will be payable in monthly installments of principal and interest for a period of three years, at a variable interest rate estimated at 8%.

In January 2007, we completed the sale of the TK Soda Assets to The Kemper Company, a new company formed by Adventure Funds, a Portland-based equity investment fund. Under terms of the transaction, we received $2.8 million in cash for TK Soda Assets including the brand and intellectual property, soda kegs, vehicles and point of sale materials. The transaction includes a five-year supply agreement under which Pyramid will continue to manufacture Thomas Kemper Soda products for The Kemper Company at its breweries in Portland, Oregon and Berkeley, California. Through this transaction, Pyramid is further increasing its strategic focus on its beer business and is making a number of investments in its brewing infrastructure in the coming year. This includes investments in new kegs and fermentation tanks to handle additional growth, and improvements to its packaging processes to enhance production efficiencies.

We believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, should provide adequate working capital to meet our needs. Additionally, we believe that the cash provided from the sale of the TK Soda Assets will improve our liquidity by reducing our reliance on our line of credit during the seasonally slow first quarter of 2007, while allowing us to make these capital investments. However, it is possible that this cash infusion may be insufficient to meet our capital investment requirements, which would require us to seek additional capital from other sources, which may not be available to us on attractive terms or at all.

We also plan to focus on initiatives to further improve operating results which include driving sales volume growth of our core brand family to deliver revenue growth and judicious use of marketing investment in programs which deliver positive returns.

Other measures taken to manage cash flows include the Board of Directors’ decision in February 2005, to cease paying dividends in order to reinvest our cash flow back into the business. Any future declaration of dividends will depend, among other things, on our results of operations, capital requirements and financial condition, bank covenants and on such other factors as our Board of Directors may in its discretion consider relevant. We do not anticipate the declaration or payment of dividends for the foreseeable future.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 which expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. In April 2005, the SEC issued a press release that amends the required adoption date of SFAS No. 123R as no later than the first fiscal year beginning after June 15, 2005, which was effective for our quarterly results as of and for the period ended March 31, 2006. We adopted the modified prospective transition method. During 2006, we recorded $321,000 of stock-based compensation expenses including $69,000 stock-based compensation associated with implementing SFAS No. 123(R).

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), which states that a company may adopt a policy for presenting taxes on a gross or net basis. If taxes are significant, the accounting policy should be disclosed, and if taxes are presented gross, the amounts included in revenue should be disclosed. The consensus reached on this issue is effective for periods beginning after December 15, 2006 with early application permitted. As our accounting policy is to present excise taxes on a “gross basis” as described in the EITF 06-3, our policy and disclosure presentation are already in accordance with EITF No. 06-3.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions including whether to file or not to file a return in a particular jurisdiction. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact of adopting FIN No. 48 will not be material to our financial position, results of operations and cash flows.

In September 2006, SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We adopted SAB 108 effective January 1, 2006. During the fourth quarter of 2006, we increased beginning accumulated deficit by $258,000, and increased deferred rent by $174,000 (Note 20).

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us as of the beginning of our 2008 fiscal year. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for us as of the beginning of our 2008 fiscal year. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on the financial statements.

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2.	Net Assets and Liabilities Held for Sale

On January 2, 2007, we entered into an Assets Purchase Agreement (“Purchase Agreement”) with The Kemper Company (“Kemper”) pursuant to which we agreed to sell the TK Soda Assets to Kemper. Pursuant to the Purchase Agreement, Kemper paid $3.1 million in exchange for the TK Soda Assets, including the brand and other intellectual property, kegs, vehicles and point of sale materials.

Net assets held for sale as of December 31, 2006 consist of the following:

Point of sale inventory	$42
Legal fees and transition costs	44

Current assets held for sale	$86

Property and equipment, net of accumulated depreciation	$17
Goodwill	415

Long term assets held for sale	$432

Keg deposit liability	$69
Other liabilities	9

Current liabilities held for sale	$78

Net assets and liabilities held for sale	$440

3.	Portland Brewing Company Asset Acquisition and Contract Brewing Arrangement

On July 31, 2004, we completed our purchase of certain assets of Portland Brewing Company (“Portland Brewing”) which included assets of the brewery and alehouse for total consideration including transaction costs of approximately $4.5 million, consisting of a combination of assumed liabilities, cash and 445,434 shares of Pyramid common stock valued at $3.26 per share. The terms of the transaction also include a five-year earn-out which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period through December 31, 2008. For the years ended December 31, 2006, 2005 and 2004, there were no amounts owed under the earn-out.

Concurrently with the completion of the asset purchase, we also entered into a contract brewing arrangement with Portland Brewing whereby:

•	we subleased to Portland Brewing the premises on which the Portland Brewery is located and leased to Portland Brewing certain brewery equipment;

•	we engaged Portland Brewing to produce certain Company-branded beers on those premises; and

•	we provided employees to Portland Brewing for Portland Brewing’s use in brewery operations.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. In addition to the purchase price, we incurred an estimated $388,000 in transaction costs, including consulting fees and amounts relating to legal and accounting charges. We reported revenues under the commercial arrangements with Portland Brewing on a gross basis in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent as we were a principal (Note 1), and as such, the results of operations of Portland Brewing are included in Pyramid’s consolidated statements of operations for the full year in 2006 and 2005 and for the five month period ended December 31, 2004 (since the July 31, 2004 inception).

The following unaudited pro forma information represents the results of operations for Pyramid and Portland Brewing for the year ended December 31, 2004 as if the asset purchase had been consummated as of January 1, 2004. This pro forma information does not purport to be indicative of what may occur in the future:

2004

Net sales	45,834

Net loss	$(3,752)

Basic and diluted net loss per share	$(0.44)
Weighted average basic and diluted shares outstanding	8,578

The following represents the allocation of the purchase price to the acquired assets of Portland Brewing (in thousands):

Assets acquired:
Cash	$3
Accounts receivable	978
Inventories	559
Property, plant and equipment	2,730
Other long-term assets	24

Total tangible assets	4,294
Intangible assets acquired	228

Total purchase price	$4,522

Portland Brewing’s current assets, property, plant and equipment assets were adjusted based on the fair values. Intangible assets consist of product brands and trademarks and were valued based on an independent appraisal of the Portland Brewing assets acquired by the Company.

Based on our discussions with the TTB (Note 12), we concluded that it was not practical to modify our contract brewing relationship with Portland Brewing to comply with the TTB’s interpretations of federal excise tax laws so that Portland Brewing would be respected as the legal brewer at the Portland brewery facility. Consequently, we terminated our contract brewing arrangement with Portland Brewing effective November 30, 2006, in addition to certain related agreements between us and Portland Brewing per their respective terms when the contract brewing relationship was terminated.

4.	Sale of Equipment

In 2005, we sold substantially all brewing equipment located in the Seattle, Washington brewing facility, as part of the cost reduction initiatives related to consolidating production operations. Assets which sold for $652,000, net of commissions, consisted of brewing and production equipment. Additionally, we sold excess kegs from the Portland Brewing facility for $131,000. The total net book value for the excess equipment was approximately

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$368,000. We recorded a gain of approximately $415,000 net of sales commissions and fees, in cost of goods sold for the year ended December 31, 2005.

5.	Inventories

Inventories consist of the following as of December 31 (in thousands):

	2006	2005

Raw materials	$825	$741
Work in process	226	123
Finished goods	826	977

	$1,877	$1,841

Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

6.	Fixed Assets

Fixed assets consist of the following as of December 31 (in thousands):

	2006	2005

Land	$6,181	$6,181
Buildings	11,895	11,895
Brewery and retail equipment	18,344	17,614
Furniture and fixtures	1,095	1,142
Leasehold improvements	6,086	6,060
Construction in progress	271	68

	43,872	42,960
Less accumulated depreciation and amortization	(17,588)	(16,294)

	$26,284	$26,666

Total depreciation and amortization expense was approximately $2.3 million, $2.7 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Note Receivable — Related Party

In April 2004, Martin Kelly, our former Chief Executive Officer, who had terminated employment in March 2004, exercised his right to require us to repurchase 387,400 shares collateralizing a $787,000 full recourse promissory note that had been issued to him in June 2001 and pay any balances owed under the notes, with any net cash balance made payable to him. The total sales value of $1.2 million was based on a five day average market price of $3.18 per share and was applied to the notes payable and interest in the amounts of $843,000 and $25,000, respectively, and the balance of $365,000 was paid to Mr. Kelly. This arrangement was accounted for as a variable equity-based compensation arrangement. For the years ended December 31, 2006, 2005, and 2004, we recorded approximately $0, $0 and $10,000, respectively, in compensation expense associated with his agreement.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

Accrued expenses consist of the following as of December 31 (in thousands):

	2006	2005

Salaries, wages and related accruals	$1,530	$1,415
Barrel taxes	283	272
Other accruals	1,021	1,083

	$2,834	$2,770

9.	Line of Credit

We have a $2.5 million line of credit agreement with First Mutual Bank, which we modified in March 2007 to extend the maturity date to March 31, 2008 from the previous maturity of June 30, 2007 (Note 21). A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (Note 11). Based on the terms of the agreement, the availability to borrow on the line is 75% of eligible accounts receivable, which was temporarily increased to 80% of eligible accounts receivable for 2006. The interest rate charged on the amounts outstanding during 2006 was prime plus 1% and a fee of 1 percent. We granted the Bank security interest in our property and assets as well as the proceeds and the products of the collateral, namely cash, accounts receivable, inventory and fixed assets. We have also agreed to adhere to certain financial performance covenants with a bank consent restriction on the payment of future dividends and must limit capital expenditures to $1.4 million. We were in compliance with these covenants as of December 31, 2006 as amended.

10.	Debt

In January 2005, we entered into a long-term $7.9 million securitized financing arrangement with Morgan Stanley Mortgage Capital Inc., for the purpose of refinancing our existing $7.2 million short term note with Sugar Mountain Capital, LLC. We were required, as a term of the financing, to establish a wholly-owned subsidiary as a single purpose entity, named Pyramid Gilman Street Property, LLC (the “Subsidiary”), to act as the legal owner of our Berkeley, California Brewery and Alehouse facility (the “Real Property”). The Subsidiary subsequently issued a long-term promissory note, which has been secured by a deed of trust against the Real Property. The terms of the long-term financing, include monthly payments of principal and interest for a period of ten years, an annual interest rate of 5.8%, and a loan amortization period of thirty years. Interest expense on long-term debt was approximately $452,000 and $420,000 for 2006 and 2005, respectively. The promissory note is assumable and it generally does not allow for prepayments of principal other than through the regularly scheduled monthly payments.

The loan is guaranteed by us and the financial statements of the Subsidiary are consolidated into our financial reports and filings. We were required to place $500,000 of the loan proceeds in an interest bearing restricted reserve account and to deposit an additional $10,000 per month into an additional restricted reserve account until the balance of the second reserve account is at least $750,000. Additionally, the Company and its Subsidiary are required to create and fund a replacement reserve account for the purpose of funding capital repairs and replacements to the Real Property. The replacement reserve account is funded by monthly payments of approximately $2,000 until the total amount of the replacement reserve is at least $62,500. The restricted reserve and the replacement reserve account balances of $727,000 and $38,000 are recorded as escrow reserves as of December 31, 2006 and $606,000 and $17,000, respectively as of December 31, 2005.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum principal payments relating to this loan as of December 31 2006, are as follows (in thousands):

2007	$105
2008	110
2009	118
2010	125
2011	132
Thereafter	7,081

$7,671

11.	Leases

We lease our office, warehouse and plant facilities under operating leases in Seattle, Washington; Portland, Oregon; and Walnut Creek and Sacramento, California. The leases are non-cancelable operating leases and range in terms from ten to fifteen years with varying option renewals from three to nineteen years. We have obligations in the form of revenue sharing provisions in certain alehouse lease agreements, based on the excess of the percentage of revenue over the minimum lease payment. For the years ended December 31, 2006, 2005, and 2004 there were no amounts owed under revenue sharing agreements.

In February 2006, we entered into a non-cancelable lease agreement for the lease of up to 14,500 new kegs and we purchased the maximum amount of kegs allowed under the lease agreement for $1.2 million in debt payable over a 30-month period. We are required by the terms of the lease agreement to furnish a standby letter of credit in the amount of $345,000 which reduces the amount available on our $2.5 million line of credit.

The future minimum lease payments at December 31, 2006 are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2007	$1,226	$431
2008	1,094	523
2009	861	—
2010	667	—
2011	590	—
Thereafter	575	—

	$5,013	$954

Less portion representing interest		(64)

Total capital lease obligations including current portion		$890

Total rent expense was approximately $1.3 million, $1.3 million and $1.2 million in 2006, 2005 and 2004, respectively. The cost and accumulated depreciation of property and equipment under capital leases at December 31, 2006 was $1.2 million and $71,000, respectively We also have entered into sublease agreements to sublease a portion of the facilities which are in excess of current space requirements. Total sublease income for the years ended December 31, 2006, 2005 and 2004 was $244,000, $217,000 and $90,000.

12.	Contingencies

We concluded discussions with the federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) relating to the TTB’s findings from its recently completed audit of the federal excise tax returns and operations of Pyramid

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Breweries the Company. Upon completion of the audit the TTB had concluded that (a) notwithstanding our contractual arrangements with Portland Brewing Company (“Portland Brewing”) relating to the production of beer at our Portland, Oregon brewery facility, we — not Portland Brewing — were the legal brewer at that facility and (b) that federal excise taxes on beer production at the Portland facility from January 1, 2005 through May 31, 2006 had been underpaid. These contractual arrangements were originally premised on the understanding that they would result in Portland Brewing being deemed the legal brewer at the Portland brewery facility, which would have resulted in lower federal excise tax costs on beer produced at that facility because Portland Brewing is a “small brewer” that pays excise taxes at a lower rate on the first 60,000 barrels it produces. After we were notified of the TTB’s conclusions from the audit, we engaged in discussions with the TTB regarding a compromise of the TTB’s proposed assessment relating to our underpayment of excise taxes and explored with the TTB whether our commercial relationship with Portland Brewing could be modified so that in the future we met the TTB’s requirements for a valid contract brewing arrangement. As a result of our discussions with the TTB, we reached a settlement with the TTB that we would pay $700,000 to resolve all issues arising from the audit, including the federal tax assessment for the period at issue, which includes a credit for the excise taxes previously paid by Portland Brewing for the period at issue due to Portland Brewing’s waiver of its right to receive a refund of those excise tax payments (the “Settlement”). Under the terms of the Settlement, we were obligated to make an initial payment of $50,000, with the balance payable in monthly installments of principal and interest for a period of three years, at an interest rate that is currently estimated to be approximately 8%. We recognized the $700,000 Settlement as a charge to earnings for the quarter ended September 30, 2006. As of December 31, 2006, the current and long-term liability for the Settlement was $201,000 and $433,000, respectively. We anticipate that our current operating cash flows and other sources of liquidity will be sufficient to enable us to satisfy the payment terms described above.

In addition, based on our discussions with the TTB, we concluded that it was not practical to modify our relationship with Portland Brewing to comply with the TTB’s interpretations of federal excise tax laws so that Portland Brewing would be respected as the legal brewer at the Portland brewery facility. Consequently, we elected to terminate the Production Agreement dated February 14, 2006 as amended July 31, 2006 between us and Portland Brewing by written notice to Portland Brewing dated September 28, 2006. The termination of the Production Agreement was effective on November 30, 2006. In addition to the Production Agreement, certain related agreements between us and Portland Brewing terminated per their respective terms when the Production Agreement terminated.

In June 2005, Sound Beverages, a former distributor of ours, filed a suit in King County Superior Court against us. The suit alleged that we had violated Washington’s Wholesale Distributor/Supplier Equity Act, RCW 19.126, by unreasonably withholding consent to the transfer of distribution rights to Columbia Distribution. We contend that we were within our rights to reasonably withhold consent, and are contesting this matter including the $450,000 in damages claimed by Sound Beverages. This matter is in the early stages of arbitration. Management believes that the ultimate outcome to us will not have a material adverse impact on our financial condition or results of operations.

In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claims, proceedings or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.

13.	Cash Dividend

In February 2005, our Board of Directors determined to cease paying dividends in order to reinvest our cash flow back into the business. Any future declaration of dividends will depend, among other things, on our results of operations, capital requirements and financial condition, bank covenants and on such other factors as our Board of Directors may in its discretion consider relevant. During the years ended December 31, 2006, 2005 and 2004, we

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid approximately $0, $193,000, and $1.1 million, or $0.0, $0.022 and $0.11 per common share, of cash dividends, respectively.

14.	Stock Buyback Plan

In December 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2.0 million of our outstanding common stock on the open market. Stock purchases are at the discretion of management and depend, among other things, on our results of operations, capital requirements and financial condition, and on such other factors as our management may consider relevant. At December 31, 2006, approximately $1.1 million of our outstanding common stock was available from board authorizations to repurchase. We have not repurchased any shares under the stock buyback plan since November 2001.

15.	Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). Prior to the adoption of SFAS 123(R), we applied Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Accordingly, for periods prior to 2006, no compensation cost was recognized for grants under the stock option programs, and the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. Additionally, no stock-based compensation expense related to employee stock purchases under our Employee Stock Purchase Plan was recognized prior to 2006.

Under the modified prospective transition method, compensation cost associated with the stock option plans recognized for the year ended December 31, 2006 includes: (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant date fair value under SFAS 123(R). SFAS 123(R) also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. We also elected to use the method available under FASB Staff Position No. 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative method for calculating historical excess tax benefits from the method described in SFAS No. 123(R) for stock-based compensation awards.

Stock-Based Compensation Plans

In May 2004, we adopted and our shareholders approved, the 2004 Equity Incentive Plan (the “2004 Plan”) which replaced the 1995 Employee Stock Option Plan. The 2004 Plan provides for a broader variety of equity awards, and includes updated provisions relating to performance goals. Up to 1,564,000 shares of common stock have been reserved under the 2004 Plan. The 2004 Plan is administered by the Board of Directors or the Compensation Committee of our Board of Directors. The committee has the authority to administer the plan, including, among other things, the power to select individuals to whom awards are granted, to determine the types of awards and the number of shares subject to each award, to set the terms, conditions and provisions of such awards, to cancel or suspend awards and to establish procedures pursuant to which the payment of any such awards may be deferred. Stock option awards are typically made to management level employees and vest on a straight-line basis over three years and have a contractual term of ten years.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2006, the Company issued 70,000 shares of restricted common stock under an executive employment agreement, which had previously been approved by the Compensation Committee of the Board of Directors in 2004 for future grant, 35,000 of which were not issued until the occurrence of corporate financial performance criteria set forth in the employment agreement. An additional 35,000 shares were issued in 2006 pursuant to the terms of an executive separation agreement. None of these shares were issued under the 2004 Plan. Stock-based compensation expense of approximately $147,000, $144,000 and $19,000, respectively, was recorded for the years ended December 31, 2006, 2005 and 2004.

During 2006, the Compensation Committee approved the grant of restricted stock awards for 77,000 shares to certain executive officers effective January 1, 2007, and approved employment arrangements which included the grant of restricted stock awards to other executive officers. Additionally, management entered into two employment agreements with certain employees which included the grant of restricted stock awards subject to the approval by the Compensation Committee. In 2007, the Compensation Committee formally approved the grant of restricted stock awards effective January 1, 2007 to those individuals under their respective employment arrangements as follows: (i) stock awards for 94,000 shares and (ii) stock awards for 16,000 shares for meeting certain performance goals for the year ended December 31, 2006. Per the employment agreements for each of these employees, future grants of performance awards will be issued annually if certain performance goals are met for a five year period. The time-based restricted share grants vest in even increments over five years beginning one year from the grant date. Compensation cost associated with the time-based awards is recognized on a straight-line basis over the requisite service period which is approximately six years.

For the year ended December 31, 2006, we recorded $37,000 of stock-based compensation expense for these time-based awards. The performance-based awards are contingent on corporate performance and will be granted after the annual performance goal has been met and vest one year from the grant date. Compensation cost associated with these performance grants is recognized when it is probable that the performance targets will be met. In the fourth quarter of 2006, we recorded $71,000 of stock-based compensation expense for these performance awards.

Our Non-Employee Director Stock Option Plan (the “Director Plan”) provides for the granting of stock options covering 5,000 shares of common stock to be made automatically on the date of each annual meeting of stockholders to each non-employee director of the Company, so long as shares of common stock remain available under the Director Plan. A total of 250,000 shares have been reserved under the Director Plan. All outstanding options granted under this plan have a term of 10 years from the date of grant and vest immediately. As of December 31, 2006, 120,000 options were outstanding and 106,110 options were available for future grants.

Stock Options

Stock option activity for our plans was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
		Exercise	Contractual	at December 31,
	Shares	Price	Term	2006

Outstanding at December 31, 2005	641,000	$2.47
Granted	25,000	2.57
Exercised	(18,334)	2.11		$19,984
Canceled/Forfeited	(108,166)	3.50

Outstanding at December 31, 2006	539,500	$2.28	4.9	$1,230,623
Awards exercisable at December 31, 2006	534,221	$2.28	4.9	$1,218,262
Weighted average fair value of awards granted during the period	$1.43

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2005 and 2004, the aggregate intrinsic value of stock awards exercised was $0 and $508,480, respectively.

As of December 31, 2006, awards outstanding and exercisable were as follows:

	Awards Outstanding
			Weighted	Awards Exercisable
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of Exercise		Exercise	Contractual		Exercise
Prices	Shares	Price	Term	Shares	Price

$0.01-$1.90	29,500	$1.79	3.1	29,500	$1.79
$1.91-$2.20	290,000	$2.09	4.9	290,000	$2.09
$2.21-$2.50	42,500	$2.37	5.3	38,888	$2.38
$2.51-$2.80	147,500	$2.58	4.7	145,833	$2.57
$2.81-$3.10	30,000	$3.07	6.5	30,000	$3.07

	539,500	$2.28	4.9	534,221	$2.28

Nonvested stock option activity for our plans was as follows:

		Weighted
		Average
	Shares	Grant Date
	(Rounded)	Fair Value

Nonvested balance at December 31, 2005	96,891	$0.81
Granted	25,000	1.43
Vested	(54,889)	1.10
Forfeited	(61,723)	0.79

Nonvested balance at December 31, 2006	5,279	$0.88

Fair Value of Stock Option Assumptions

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

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2006	2005	2004

Risk-free interest rate	2.12-4.95%	4.40-4.41%	1.71-3.67%
Expected life	4 yrs	4 yrs	7 yrs
Expected volatility	44.5%	27.8%	51.0%
Expected dividend yield	$0.00	$0.00	$0.176

Restricted Stock Awards

The adoption of SFAS 123(R) did not change our accounting for restricted stock. The cost associated with our restricted stock has been included in net loss. The fair value of restricted stock is determined based on the closing trading price of our common stock on the grant date.

A summary of the status of our restricted stock is presented below:

Weighted
Average
	Shares	Grant Date
	(Rounded)	Fair Value

Outstanding at December 31, 2005	—	$—

Granted	105,000	$2.59
Vested	(105,000)	$2.59
Canceled/Forfeited	—	—

Outstanding at December 31, 2006	—	$—

Employee Stock Purchase Plan

In May 2003, we adopted and our shareholders approved, an Employee Stock Purchase Plan (the “Purchase Plan”) which allows eligible employees to acquire shares of common stock of the Company at a discount. Eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock at 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. A total of 500,000 shares of common stock are available under the Purchase Plan. We terminated the Purchase Plan after the fourth quarter purchase in January 2007.

There were 13,462, 29,222 and 21,802 shares issued to employees under the Purchase Plan during 2006, 2005 and 2004. Subsequent to December 31, 2006, 3,155 shares were issued to satisfy obligations under this plan for the fourth quarter purchase.

The weighted-average estimated fair value of these purchase rights was $1.95, $1.63 and $2.21 for 2006, 2005 and 2004, respectively.

Stock-based Compensation Expense and Proceeds

In 2006, we recognized $321,000 in stock-based compensation expense for stock options, restricted stock awards, and employee stock plan purchases. As of December 31, 2006, there was approximately $4,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.7 years.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma Effect of Stock-Based Compensation Under SFAS No. 123(R) and APB No. 25

For periods prior to the adoption of SFAS 123(R), the following table summarizes the pro forma effect of stock-based compensation on net loss and basic and diluted net loss per share as if the fair value expense recognition provisions of SFAS 123(R), as amended by SFAS 148, had been adopted, as follows (in thousands, except for per share amounts):

	Years Ended December 31,
	2005	2004

Net loss as reported	$(1,055)	$(2,729)
Add: Stock-based compensation cost as reported	64	56
Less: Stock-based compensation cost determined under the fair value based method	(94)	(158)

Net loss as adjusted	$(1,085)	$(2,831)
Basic and diluted net loss per share as reported	$(0.12)	$(0.32)
Basic and diluted net loss per share as adjusted	$(0.12)	$(0.33)

16.	Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who are at least age 21 may enroll after a year of service. In January 2005, we amended the plan adopting a Safe Harbor Employer Match. Under this amendment, employees can elect to contribute up to 75% of their eligible compensation to the 401(k) plan subject to Internal Revenue Services limitations. We match employee contributions up to 5% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%. Our matching contributions for the years ended December 31, 2006, 2005 and 2004, totaled approximately $169,000, $188,000 and $90,000, respectively.

17.	Shareholder Rights Plan

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

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Income Taxes

The provision for income taxes included in the statements of operations consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004

Current	$(5)	$(3)	$(4)
Deferred	—	—	—

	$(5)	$(3)	$(4)

The provision for income taxes differed from the amount obtained by applying the federal statutory income tax rate to loss before income taxes, as follows:

	December 31,
	2006	2005	2004

Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	2.1	2.8	3.6
Meals and entertainment	(9.3)	(13.0)	(3.1)
Valuation allowance	(27.0)	(24.1)	(34.4)

	(0.2)%	(0.3)%	0.1%

Deferred income tax assets and liabilities are included in the balance sheet as of December 31, as follows (in thousands):

	2006	2005

Deferred tax liabilities:
Depreciation	$(873)	$(1,074)
Goodwill	(50)	(31)

Deferred tax liabilities	$(923)	$(1,105)
Deferred tax assets:
Employee benefits	365	207
Deferred rent	257	228
Deferred compensation	107	31
Package design costs	165	189
Trademarks	31	21
Unicap	41	43
Charitable contribution carryforward	92	84
Inventory	11	8
Other	32	35
Net operating loss and tax credit carryforward	3,385	3,409

	4,486	4,255
Less valuation allowance	(3,563)	(3,150)

Deferred tax assets, net	$923	$1,105

Net deferred tax asset and liability	—	—

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, we had operating loss carry-forwards for federal income tax purposes of approximately $9.4 million which are available to offset future federal taxable income through 2024 and begin to expire in 2017. We also had state tax operating loss carryforwards of approximately $2.5 million which are available to offset future taxable income through 2024. During 2006, 2005 and 2004 the valuation allowance against deferred tax assets increased by approximately $413,000, $93,000 and $1.1 million, respectively.

19.	Segment Information and Other Data

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

The accounting policies of the segments are the same as those described in the summary of critical accounting policies (Note 1). We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. We record intersegment sales at cost. The “Other” category consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include accounts receivable, inventory, goodwill and fixed assets specific to a segment.

During the years ended December 31, 2006, 2005 and 2004, one customer comprised approximately 14%, 13% and 12%, respectively, of gross revenue. Accounts receivable at December 31, 2006 and 2005 included approximately $556,000 and $506,000, respectively, due from this customer.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the years ending December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Beverage
	Operations	Alehouse	Other	Total

Year ended December 31, 2006
Gross revenues from external customers	$39,272	$15,066	$—	$54,338
Net revenues from external customers	35,290	15,066	—	50,356
Intersegment revenues	542	—	(542)	—
Interest income	—	—	12	12
Depreciation and amortization	1,325	900	156	2,381
Operating income (loss)	5,288	752	(7,406)	(1,366)
Capital expenditures	1,916	72	48	2,036
Total assets	20,265	4,923	8,852	34,040
Year ended December 31, 2005
Gross revenues from external customers	$35,525	$15,361	$—	$50,886
Net revenues from external customers	32,997	15,361	—	48,358
Intersegment revenues	609	—	(609)	—
Interest income	—	—	9	9
Depreciation and amortization	1,609	960	196	2,765
Operating income (loss)	4,770	446	(6,223)	(1,007)
Capital expenditures	726	180	75	981
Total assets	19,714	5,562	8,627	33,903
Year ended December 31, 2004
Gross revenues from external customers	$28,172	$14,004	$—	$42,176
Net revenues from external customers	26,080	14,004	—	40,084
Intersegment revenues	546	—	(546)	—
Interest income	—	—	22	22
Depreciation and amortization	1,607	841	220	2,668
Operating income (loss)	2,383	438	(5,590)	(2,769)
Capital expenditures	555	250	197	1,002
Total assets	20,692	6,266	7,358	34,316

20.	Impact of Staff Accounting Bulletin No. 108 (SAB 108)

In September 2006, the SEC issued SAB 108. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to our financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006. The transition provisions of the bulletin permit us to adjust our beginning accumulated deficit for the cumulative effect of immaterial errors relating to prior years. We adopted SAB 108 in the fourth quarter of 2006, with an effective date of January 1, 2006. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We previously used the roll-over method for quantifying identified financial statement misstatements.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effect of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. In accordance with the bulletin, we have adjusted beginning accumulated deficit for 2006 in the accompanying financial statements for the items described below.

Depreciation of Leasehold Improvements.  We historically have depreciated substantially all leasehold improvements over the estimated economic useful life. In February 2005, the SEC issued interpretive guidance clarifying its position that leasehold improvements in an operating lease should be depreciated by the lessee over the shorter of their economic lives or the remaining lease term, as defined in SFAS No. 13.

The difference between the depreciation expense recorded and the depreciation expense that would have been recorded had we depreciated those leasehold improvements using the shorter life of the lease term was not material to the statements of operations in any individual year, nor was the accumulated difference deemed material to our balance sheets. However, the accumulated difference would have been material to the statements of operations. As such, in order to correct the accumulated depreciation of leasehold improvements to depreciate them over the shorter of their economic lives or the remaining lease term, we adjusted our beginning accumulated deficit for 2006.

Deferred Rent.  We historically have recorded deferred rent over the lease term. In February 2005, the SEC issued interpretive guidance clarifying that lease payments should be accounted for on a straight line basis, as defined in SFAS No. 13.

The difference between the deferred rent recorded and that would have been recorded had we recorded based on the escalating lease payments was not material to the statements of operations in any individual year, nor was the accumulated difference deemed material to our balance sheets. However, the accumulated difference would have been material to the statements of operations. As such, in order to correct the deferred rent, we adjusted our beginning accumulated deficit for 2006.

Impact of Adjustment.  The impact of the items noted above, on beginning accumulated deficit is presented below (in thousands):

Accumulated depreciation	$34
Deferred rent	174
Rent expense	54
Depreciation expense	(4)

Accumulated deficit	$258

21.	Subsequent Events

On January 2, 2007, we entered into a Purchase Agreement with Kemper pursuant to which we agreed to sell the TK Soda Assets to Kemper. Pursuant to the Purchase Agreement, Kemper paid $3.1 million in exchange for the TK Soda Assets, including the brand and other intellectual property, kegs, vehicles and point of sale materials.

In connection with the sale of the Thomas Kemper Soda sale, the Company and Kemper also entered into an Exclusive Soda Production and Supply Agreement (“Supply Agreement”), on January 2, 2007, pursuant to which we will manufacture Thomas Kemper Soda products for Kemper to specifications mutually agreed upon by both parties. The Supply Agreement appoints us as the exclusive manufacturer of existing Thomas Kemper Soda products in a territory comprised of 14 states in the West and Southwest, including Washington, Oregon, California and Texas. To the extent the parties so agree, our appointment may be expanded to cover additional territories and/or new soda products. The Supply Agreement has an initial term of five years, which may be terminated earlier by either party as a result of the other party’s material breach or bankruptcy, or by Kemper beginning in 2009 provided

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that Kemper makes certain early termination payments to us. Unless earlier terminated, the Supply Agreement will automatically extend beyond the initial five year term and then may be terminated by either party with six months written notification. Under the Supply Agreement, Kemper will pay us a tolling fee for all products manufactured by us under the Supply Agreement, comprised of manufacturing costs plus a profit component, and reimburse us for shipping costs. The tolling fee may be adjusted annually to reflect any increases or decreases in our costs of manufacturing the products.

In March 2007, we renegotiated our line of credit agreement with First Mutual Bank which makes available through March 31, 2008, a $2.5 million line of credit. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement, detailed above. Any borrowings are subject to an interest rate of prime plus 0.5%, fully floating, with a 0.8% commitment fee. Under the terms of the agreement, we must limit capital expenditures to $3.25 million and adhere to certain financial performance covenants with a bank consent restriction on the payment of future dividends.

22.	Quarterly Financial Data (Unaudited)

The following table presents the summarized unaudited quarterly financial data for 2006 and 2005 and has been prepared on the same basis as the annual financial information and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. A variety of factors may lead to significant fluctuations in our quarterly results of operations, including timing of new product introduction, seasonality of demand, any decrease in the demand for craft beers and general economic conditions. As a result, our results of operations for any quarter are not necessarily indicative of results for any future period. The following table is presented in thousands except per share amounts:

	2006 Quarters Ended				2005 Quarters Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31

Gross sales	$12,478	$15,777	$14,576	$11,507	$12,432	$14,284	$13,713	$10,457
Net sales	11,658	14,102	13,740	10,856	11,912	13,526	13,020	9,900
Gross margin	2,170	3,333	3,612	2,480	2,504	3,354	2,995	1,504
Operating (loss) income	(1,142)	103	123	(450)	(561)	444	175	(1,065)
Net (loss) income	(1,214)	130	28	(505)	(531)	439	168	(1,131)
Basic and diluted net (loss) income per share	$(0.14)	$0.01	$0.00	$(0.06)	$0.06	$0.05	$0.02	$(0.13)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Procedures

(a) Evaluation of disclosure controls and procedure

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer and Vice President of Finance, the principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting

In the Company’s prior year assessment of internal control over financial reporting as of December 31, 2005, management identified certain deficiencies in the controls surrounding monitoring and oversight of the work performed by accounting and financial reporting, including, but not limited to, non-routine transactions, fixed asset records, income tax accounting, and reporting and disclosure. During 2006, management implemented a number of remediations to address this weakness, including:

•	Hiring of a seasoned senior financial executive as Chief Financial Officer, with experience at the senior financial level in both public and private companies.

•	Strengthening of the manual processes related to the support, review and summarization of financial information, which resulted in a substantial reduction in the number of control deficiencies during 2006.

•	Our accounting personnel hired in the fourth quarter of 2005 have benefited from the 2006 year in terms of additional monitoring and oversight of the work performed by accounting and financial reporting personnel.

•	Hiring of additional skilled accounting personnel during the 2006 year end close, to strengthen the existing accounting department and manual controls.

•	Hiring an independent third party to assist in the preparation and review of the tax provisions and related disclosures.

Other than these changes, there were no significant changes in the Company’s internal control over financial reporting in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference from the sections entitled “Board of Directors and Nominees,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Company’s 2007 Annual Meeting Proxy Statement (“Proxy Statement”).

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference from the sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation” of the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from the section entitled “Principal Shareholders” of the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference from the sections entitled “Corporate Governance,” “Meetings and Committees of the Board of Directors” and “Transactions with Related Persons” of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference from the section entitled “Proposal No. 2 — Ratification of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2007.

PYRAMID BREWERIES INC.
(Registrant)

By	/s/ SCOTT S. BARNUM
Scott S. Barnum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE HANCOCK George Hancock	Chairman of the Board and Director	March 29, 2007

/s/ SCOTT BARNUM Scott Barnum	President and Chief Executive Officer, Director (its principal executive officer)	March 29, 2007

/s/ MICHAEL O’BRIEN Michael O’Brien	Chief Financial Officer and Vice President of Finance (its principal financial officer)	March 29, 2007

/s/ LEE ANDREWS Lee Andrews	Director	March 29, 2007

/s/ KURT DAMMEIER Kurt Dammeier	Director	March 29, 2007

/s/ HELEN ROCKEY Helen Rockey	Director	March 29, 2007

/s/ DAVID ROSTOV David Rostov	Director	March 29, 2007

/s/ SCOTT SVENSON Scott Svenson	Director	March 29, 2007

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number, which follows the description of the exhibit, indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

Exhibit
No.		Description

3.1		Amended and Restated Articles of Incorporation of Registrant(1)
3.2		Form of Amended and Restated Bylaws of Registrant(1)
3.3		Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999(2)
4.1		Form of Common Stock Certificate(1)
10.1		Lease between Harold W. Hill and the Registrant dated April 13, 1994(3)
10.2		Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994(3)
10.3		Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995(3)
10.4		Distribution Agreement between the Registrant and Alaska Distributors Co. dated June 24, 2005
10	.5*	Registrant’s Non-Employee Director Stock Option Plan(3)
10	.6*	Form of Non-Qualified Stock Option Agreement(3)
10.7		Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company Inc., and the Registrant dated October 26, 2001(4)
10.8		Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996(4)
10.9		Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995(4)
10.10		Commercial Lease between County Supervisors Association of California and Pyramid Breweries Inc. dated April 15, 2002(5)
10.11		Registrant’s 2003 Employee Stock Purchase Plan(5)
10	.12*	Registrant’s Non-Employee Director Stock Compensation Plan(5)
10.13		Asset Purchase Agreement between Pyramid Breweries Inc., Portland Brewing Company and PBC Acquisition, LLC dated January 26, 2004(6)
10	.14*	Registrant’s 2004 Equity Incentive Plan(7)
10.15		Promissory Note from Pyramid Gilman Street Property, LLC to Morgan Stanley Capital Inc.(8)
10.16		Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc.(8)
10.17		Reserve and Security Agreement between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc.(8)
10.18		Guaranty of Recourse Obligations of Borrower from Pyramid Breweries Inc. to Morgan Stanley Mortgage Capital Inc.(8)
10.19		Indemnification Agreement between Pyramid Breweries Inc. and Portland Brewing Company dated February 14, 2006(9)
10.20		Indenture of Lease (Alehouse) between MacTarnahan Limited Partnership dba Harmer Company and PBC Acquisition, LLC dated July 31, 2004(9)
10.21		Indenture of Lease (Brewery) between MacTarnahan Limited Partnership dba Harmer Company and PBC Acquisition, LLC dated July 31, 2004(9)
10.22		Lease Extension Agreement between MacTarnahan Limited Partnership and PBC Acquisition, LLC dated July 31, 2006
10.23		Assignment and Assumption of Lease (Alehouse) between PBC Acquisition, LLC and Pyramid Breweries Inc. dated October 27, 2006.
10.24		Assignment and Assumption of Lease (Brewery) between PBC Acquisition, LLC and Pyramid Breweries Inc. dated October 27, 2006.
10.25		Commercial Security Agreement pursuant to Line of Credit with First Mutual Bank dated May 14, 2004, as amended(9)
10	.26*	Directors Compensation Plan(9)

Exhibit
No.		Description

10	.27*	2006 Officers Incentive Compensation Plan Policy(10)
10	.28*	Employment Agreement between the Registrant and Gary McGrath(10)
10	.29*	Employment Agreement between the Registrant and Mark House(10)
10	.30*	Employment Agreement between the Registrant and Patrick Coll(10)
10	.31*	Employment Agreement between the Registrant and Scott Barnum(11)
10	.32*	Employment Agreement between the Registrant and Michael O’Brien(12)
10.33		Summary of Termination of Portland Brewing Agreements(13)
10.34		Asset Purchase Agreement dated January 2, 2007(14)
10	.35*	Employment Separation Agreement between the Registrant and Jason Rees
10	.36*	Separation Agreement and Release between the Registrant and John Lennon
10	.37*	Form of Restricted Stock Agreement (Annual Award)
10	.38*	Form of Restricted Stock Agreement (Annual Performance Award)
10.39		Settlement and Release Agreement between Registrant, Portland Brewing Company and the US Department of Treasury-Alcohol and Tobacco, Tax & Trade Bureau dated November 10, 2006
21.1		Subsidiaries of Pyramid Breweries Inc.
23.1		Consent of Moss Adams LLP
31.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Scott Barnum, President and Chief Executive Officer
31.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Michael O’Brien, Chief Financial Officer and Vice President of Finance
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Scott Barnum, President and Chief Executive Officer
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Michael O’Brien, Chief Financial Officer and Vice President of Finance

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, as amended December 10, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.

(3)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to the Current Report on Form 8-K January 28, 2004.

(7)	Incorporated by reference to the Registrant’s Form S-8 dated July 22, 2004.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as amended April 11, 2005, May 4, 2005 and June 10, 2005.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10)	Incorporated by reference to the Current Report on Form 8-K May 11, 2006.

(11)	Incorporated by reference to the Current Report on Form 8-K dated November 9, 2006.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(13)	Incorporated by reference to the Current Report on Form 8-K October 4, 2006.

(14)	Incorporated by reference to the Current Report on Form 8-K January 2, 2007.