Form 10-Q
period 2007-03-31
PYRAMID BREWERIES INC
filed 2007-05-15
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐       No    ☑
     Common stock, par value of $.01 per share: 9,156,578 shares of Common Stock outstanding as of May 7, 2007

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I
Item 1 — FINANCIAL STATEMENTS
PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$595	$227
Accounts receivable, net of $20 allowance	3,155	3,052
Inventories	1,943	1,877
Prepaid expenses and other	867	806
Current assets held for sale	—	86

Total current assets	6,560	6,048
Fixed assets, net of accumulated depreciation of $18,133 and $17,588	26,126	26,284
Assets held for sale, long term	—	432
Intangibles, net	106	118
Escrow reserve	800	765
Other assets	248	393

Total assets	$33,840	$34,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,180	$3,260
Accrued Expenses	2,649	2,834
Refundable deposits	483	483
Current portion of long-term financing	105	105
Current portion of capital lease obligation	392	385
Deferred rent – current	122	122
Liabilities held for sale	—	78
Other current liabilities	205	201

Total current liabilities	6,136	7,468
Long-term financing, net of current	7,539	7,566
Capital lease obligation, net of current	395	505
Deferred rent, net of current	559	590
Other liabilities	380	433
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000
Issued and outstanding shares — 9,157,000 and 8,946,000 at March 31, 2007 and December 31, 2006, respectively	92	89
Additional paid-in capital	37,488	37,408
Accumulated deficit	(18,749)	(20,019)

Total stockholders’ equity	18,831	17,478

Total liabilities and stockholders’ equity	$33,840	$34,040

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Month Period Ended
	March 31,
	2007	2006
Gross sales	$11,155	$11,507
Less excise taxes	791	651

Net sales	10,364	10,856
Cost of sales	8,098	8,376

Gross margin	2,266	2,480
Selling, general and administrative expenses	(3,399)	(2,930)
Gain on sale of net assets (Note 2)	2,436	—

Operating income (loss)	1,303	(450)
Other (expense) income, net	(30)	(51)

Income (loss) before income taxes	1,273	(501)
Provision for income taxes	(3)	(4)

Net income (loss)	$1,270	$(505)

Basic and diluted net earnings (loss) per share	$0.14	$(0.06)
Weighted average basic shares outstanding	8,961,000	8,880,000
Weighted average diluted shares outstanding	9,197,000	8,880,000
The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Month Period Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$1,270	$(505)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	577	615
Stock-based compensation expense	37	30
Gain on sale of net assets	(2,436)	—
Deferred rent	(31)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(103)	346
Inventories	(66)	(557)
Prepaid expenses and other	29	(34)
Accounts payable and accrued expenses	(1,490)	45
Refundable deposits	—	(20)

Net cash used in operating activities	(2,213)	(99)
INVESTING ACTIVITIES:
Acquisition of fixed assets	(387)	(175)
Proceeds from sale of net assets	3,100	—

Net cash provided by (used in) investing activities	2,713	(175)
FINANCING ACTIVITIES:
Payments on capital lease obligation	(102)	—
Payments on TTB excise tax obligation	(49)	—
Payments on long-term financing	(27)	(26)
Proceeds from exercise of stock options and stock issuance through the employee stock purchase plan	46	8

Net cash used in financing activities	(132)	(18)
Increase (decrease) in cash and cash equivalents	368	(292)
Cash and cash equivalents at beginning of period	227	416

Cash and cash equivalents at end of period	$595	$124

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
     The Company
     Pyramid Breweries Inc. (“Pyramid” or the “Company”), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers and sodas. Until the end of 2006, we also produced a line of premium sodas (Note 2). We own two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan’s Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants in Walnut Creek and Sacramento, California and Seattle, Washington. We sell our products through a network of selected independent distributors and alehouses located primarily in Washington, Oregon and California. As of March 31, 2007, our products were distributed in approximately 37 states within the U.S. Our core Pyramid brand family includes Hefe Weizen and Apricot Weizen beers and our non-core beer brands include MacTarnahan’s along with smaller product lines reported under the Allied Brand designation.
     Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

     Revenue Recognition
     We recognize revenue from the sale of wholesale beer and contract manufactured soda products at the time of shipment, when the title to products passes to the customer in accordance with distributor sales agreements and collectibility is probable. Our revenue from our alehouses is comprised of food, beverage and merchandise, and is recognized at the time of sale.
     We do not have standard terms that permit return of product. However, occasionally products are destroyed by distributors or us for quality reasons such as expiration of product. The costs for product returns are recorded in cost of sales in the Condensed Consolidated Statements of Operation and revenue is reduced at the value of the original sales price in the period that the product is returned.
     We report revenues under the contract manufacturing arrangements with the Kemper Company (Note 2) on a net basis pursuant to the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue as a Principal versus Net as an Agent, as we are an agent.
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
     As presented in the Condensed Consolidated Statement of Operations, gross sales represent billed to customer activities. Excise taxes are taxes paid by us to state and federal government agencies. Net sales represent revenues to us net of applicable state and federal excise taxes.
     Net Earnings (Loss) Per Share
     Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares of stock outstanding and assumes the vesting of other dilutive securities including employee stock options and awards.
     The following represents the reconciliation of basic net earnings (loss) per share and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2007	2006
	(in thousands except per share
	data)
Net income (loss)	$1,270	$(505)
Shares:
Weighted average basic shares outstanding	8,961	8,880
Dilutive effect of employee stock options and awards	236	—

Weighted average diluted shares outstanding	9,197	8,880

Basic net earnings (loss) per share	$0.14	$(0.06)

Diluted net earnings (loss) per share	$0.14	$(0.06)

     The following shares attributable to outstanding stock options were excluded from the calculation of dilutive earnings (loss) per share because their inclusion would have been anti-dilutive.

	Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Shares excluded from calculation of dilutive net earnings (loss) per share	—	824

     Liquidity
     As of March 31, 2007, cash and cash equivalents and accounts receivable were $3.8 million. Although our working capital was positive at $424,000, working capital was negatively impacted by amounts accrued in 2006 including, executive transition costs, the excise tax settlement, as well as an increase in short term financing related to our capital lease keg financing agreement (Note 6).
     Net cash used in operating activities increased to approximately $2.2 million for the three months ended March 31, 2007, compared to approximately $99,000 in the first quarter a year ago. Excluding the effects of the non-cash gain related to the sale of the Thomas Kemper brand and related net assets and liabilities (“TK Soda Assets”), the increase in net cash used in operating activities is primarily attributed to the reduction in accounts payable and accrued expenses during the first quarter of 2007. Additionally, decreases in our gross margins primarily due to product mix sold in the first quarter, and increases in selling and marketing expenses due to brand building and expansion efforts contributed to the increase in net cash used in operating activities.
     The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.
     In January 2007, we completed the sale of the TK Soda Assets to The Kemper Company, a new company formed by Adventure Funds, a Portland-based equity investment fund. Under the terms of the transaction, we received $3.1 million in cash, $310,000 of which is held in escrow, for TK Soda Assets including the brand and intellectual property, soda kegs, vehicles and point of sale materials. The transaction includes a five-year supply agreement under which we will continue to manufacture Thomas Kemper Soda products for The Kemper Company at our breweries in Portland, Oregon and Berkeley, California. Through this transaction, we are further increasing our strategic focus on our beer business and are making a number of investments in our brewing infrastructure in the coming year. This includes investments in new kegs and fermentation tanks to handle additional growth, and improvements to our packaging processes to enhance production efficiencies.
     We believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, should provide adequate working capital to meet our needs. Additionally, we believe that the cash provided from the sale of the TK Soda Assets will improve our liquidity while allowing us to make these capital investments. However, it is possible that this cash infusion may be insufficient to meet our capital investment requirements, which would require us to seek additional capital from other sources, which may not be available to us on attractive terms or at all.
     We also plan to focus on initiatives to further improve operating results which include driving sales volume growth of our core brand family to deliver revenue growth and judicious use of marketing investment in programs which deliver positive returns.
     Recently Issued Accounting Pronouncements
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
     In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions including whether to file or not to file a return in a particular jurisdiction. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact of adopting FIN No. 48 did not have a material impact on our financial position, results of operations and cash flows.

     In September 2006, SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We adopted SAB 108 effective January 1, 2006. During the fourth quarter of 2006, we decreased beginning retained earnings by $258,000, and increased deferred rent by $174,000.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for us as of the beginning of our 2008 fiscal year. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on the financial statements.
     Reclassification
     Certain reclassifications have been made to the prior year balances to conform to the current year presentation.
2. Thomas Kemper Soda Transaction
     On January 2, 2007, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with The Kemper Company (“Kemper”), a new company formed by Adventure Funds, a Portland-based equity investment fund, pursuant to which we agreed to sell the TK Soda Assets to Kemper (the “Sale”). Pursuant to the Purchase Agreement, Kemper paid $3.1 million, $310,000 of which is held in escrow in exchange for the TK Soda Assets, including the brand and other intellectual property, kegs, vehicles and point of sale materials. We recorded a gain of $2.4 million, which represented the difference between the proceeds from the sale of the net assets and liabilities held for sale, net of transaction costs and adjustments of $224,000.
     In connection with the Sale, the Company and Kemper also entered into an Exclusive Soda Production and Supply Agreement (“Supply Agreement”), on January 2, 2007, pursuant to which we will manufacture Thomas Kemper Soda products for Kemper to specifications mutually agreed upon by both parties. The Supply Agreement appoints us as the exclusive manufacturer of existing Thomas Kemper Soda products in a territory comprised of 14 states in the West and Southwest, including Washington, Oregon, California and Texas. To the extent the parties so agree, our appointment may be expanded to cover additional territories and/or new soda products. The Supply Agreement has an initial term of five years, which may be terminated earlier by either party as a result of the other party’s material breach or bankruptcy, or by Kemper beginning in 2009 provided that Kemper makes certain early termination payments to us. Unless earlier terminated, the Supply Agreement will automatically extend beyond the initial five year term and then may be terminated by either party with six months written notification. Under the Supply Agreement, Kemper will pay us a tolling fee for all products manufactured by us under the Supply Agreement, comprised of manufacturing costs plus a profit component, and reimburse us for shipping costs. The tolling fee may be adjusted annually to reflect any increases or decreases in our costs of manufacturing the products.
     As a result of our significant continuing involvement in manufacturing of Thomas Kemper Soda under the Supply Agreement, the Sale does not qualify for presentation as a discontinued operation.

3. Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Under the modified prospective transition method, compensation cost associated with the stock option plans recognized for the three months ended March 31, 2007 and 2006 includes: (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2007, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant date fair value under SFAS 123(R). SFAS 123(R) also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. We use the Black-Scholes valuation model for estimating the grant-date fair value of awards.
     Restricted Stock Awards
     Effective January 1, 2007, restricted stock awards for 187,000 shares were granted to certain executive officers and employees, as approved by the Committee, with a weighted average grant date fair value of $3.07. Of these restricted stock award grants, 164,000 shares are time-based and vest in even increments over five years beginning one year from the grant date. Compensation cost associated with the time-based awards is recognized on a straight-line basis over the requisite service period which is approximately six years.
     The performance-based awards are contingent on corporate performance and were granted effective January 1, 2007 after the 2006 annual performance goal had been met and vest one year from the grant date. Compensation cost associated with these performance grants is recognized when it is probable that the performance targets will be met and accordingly, all expense associated with these awards was recorded in 2006.
     Under an Employment Separation Agreement, 4,000 shares of time-based and 4,000 shares of performance-based restricted stock awards vested immediately.
     Employee Stock Purchase Plan
     In May 2003, we adopted and our shareholders approved, an Employee Stock Purchase Plan (the “Purchase Plan”) which allowed eligible employees to acquire shares of common stock of the Company at a discount. A total of 500,000 shares of common stock were available under the Purchase Plan. We terminated the Purchase Plan after the fourth quarter purchase in January 2007.
     There were 3,155 and 4,076 shares issued to employees under the Purchase Plan for the three months ended March 31, 2007 and 2006, respectively to satisfy obligations under this plan for fourth quarter purchases in each respective previous year.
     The weighted average estimated fair value of these purchase rights was $2.13 and $1.88 for the three months ended March 31, 2007 and 2006, respectively.
     Stock-based Compensation Expense and Proceeds
     In the three months ended March 31, 2007 and 2006, we recognized $37,000 and $30,000 in stock-based compensation expense for stock options, restricted stock awards, and employee stock plan purchases. As of March 31, 2007 the total estimated unrecognized compensation cost related to stock options was approximately $3,000 expected to recognize over a weighted average remaining period of 1.5 years. As of March 31, 2007, the total estimated unrecognized compensation cost related to restricted stock awards was approximately $434,000 expected to recognize over a weighted average remaining period of 4.8 years.
     In the three months ended March 31, 2007, we received $39,000 in cash proceeds from stock option exercises, and there were no stock options exercised for the three months ended March 31, 2006.

4. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$866	$825
Work in process	263	226
Finished goods	814	826

	$1,943	$1,877

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.
5. Line of Credit
     We have a $2.5 million line of credit agreement with our bank, which we modified in March 2007 to extend the maturity date to March 31, 2008 from the previous maturity of June 30, 2007. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (Note 6). Based on the terms of the agreement, the availability to borrow on the line is 75% of eligible accounts receivable. The interest rate charged on the amounts outstanding is prime plus 0.5%, fully floating, with a 0.8% commitment fee. We granted the bank security interest in our property and assets as well as the proceeds and the products of the collateral, namely cash, accounts receivable, inventory and fixed assets. We have also agreed to adhere to certain financial performance covenants with a bank consent restriction on the payment of future dividends and must limit capital expenditures to $3.25 million. We were in compliance with these covenants as of March 31, 2007.
6. Capital Lease
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
7. Litigation and Contingencies
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
8. Segment Information
     Our management has identified two primary operating segments, beverage operations and alehouses, which are organized around differences in products and services and are managed separately because each business requires different production, management and marketing strategies. Beverage operations include the production and sale of our beverage products including both beer and soda, which effective in 2007, is contract manufactured for Kemper. The alehouse segment consists of five alehouses, which market and sell the full line of our beer products as well as food and certain merchandise.
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
     Segment information for the periods ended March 31, 2007 and 2006 is as follows (in thousands):

	Beverage
	Operations	Alehouse	Other	Total
Quarter ended March 31, 2007
Gross revenues from external customers	$7,791	$3,364	$—	$11,155
Net revenues from external customers	7,000	3,364	—	10,364
Intersegment revenues	108	—	(108)	—
Operating income (loss)	3,302	(75)	(1,924)	1,303
Capital expenditures	250	107	30	387
Total assets	19,919	4,845	9,076	33,840
Quarter ended March 31, 2006
Gross revenues from external customers	$8,151	$3,356	$—	$11,507
Net revenues from external customers	7,500	3,356	—	10,856
Intersegment revenues	129	—	(129)	—
Operating income (loss)	1,213	(28)	(1,635)	(450)
Capital expenditures	1,053	—	—	1,053
Total assets	20,630	5,339	8,325	34,294

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements concerning future performance, developments or events, concerning potential sales, restaurant expansion, production capacity, pending agreements with third parties and any other guidance on future periods, constitute forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof, or comparable terminology. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control and which could cause actual results or outcomes to differ materially from our stated expectations. Some factors, which could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (SEC). Any forward-looking statements are made only as of the date hereof. We do not intend to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except as may be required by law. Our actual future results could differ materially from those projected in the forward-looking statements. We assume no obligation to update the forward-looking statements for such factors.
Overview
     We are engaged in the brewing, marketing and selling of craft beers under the Pyramid and MacTarnahan’s labels. Until the end of 2006, we also produced a line of gourmet sodas under the Thomas Kemper Soda Company label, which we sold in January 2007 as more fully discussed below.
     We operate two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants located in Walnut Creek and Sacramento, California and Seattle, Washington. As of March 31, 2007, our products were distributed in approximately 37 states within the U.S. through a network of selected independent distributors and brokers.
     On January 2, 2007, we completed the sale of the Thomas Kemper Soda brand and related net assets and liabilities (“TK Soda Assets”) to The Kemper Company, a new company formed by Adventure Funds, a Portland-based equity investment fund. Under the terms of the transactions, we received $3.1 million for Thomas Kemper Soda assets including the brand and intellectual property, soda kegs, vehicles and point of sale materials. The transaction includes a five-year supply agreement (“Supply Agreement”) under which we will continue to manufacture Thomas Kemper Soda products for Kemper at our breweries in Portland, Oregon and Berkeley, California. Through this transaction, we are further increasing our strategic focus on our beer business and are making a number of investments in our brewing infrastructure in the coming year. This includes investments in new kegs and fermentation tanks to handle additional growth, and improvements to our packaging processes to enhance production efficiencies.
Results of Operations
     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.

SELECTED UNAUDITED OPERATING DATA

	Three Months Ended March 31,
	(in thousands, except barrel & per share amounts)
		% of		% of
	2007	Net Sales	2006	Net Sales
Gross sales	$11,155		$11,507
Less excise taxes	791		651

Net sales	10,364	100.0	10,856	100.0
Cost of sales	8,098	78.1	8,376	77.2

Gross margin	2,266	21.9	2,480	22.8
Selling, general and administrative expenses	(3,399)	(32.8)	(2,930)	(27.0)
Gain on sale of net assets	2,436	23.5	—	—

Operating income (loss)	1,303	12.6	(450)	(4.2)
Other (expense) income, net	(30)	(0.3)	(51)	(0.5)

Income (loss) before income taxes	1,273	12.3	(501)	(4.7)
Provision for income taxes	(3)	—	(4)	—

Net income (loss)	$1,270	12.3	$(505)	(4.7)

Basic and diluted net earnings (loss) per share	$0.14		$(0.06)

Operating data (in barrels):
Beer shipped	44,700		42,700
Soda shipped	8,800		7,900

Total shipped	53,500		50,600

Annual production capacity	265,000		265,000

QUARTER ENDED MARCH 31, 2007 COMPARED TO QUARTER ENDED MARCH 31, 2006
     Gross Sales. Gross sales decreased 3.1%, or $352,000, to $11.2 million in the quarter ended March 31, 2007, from $11.5 million in the same quarter in 2006 driven primarily by wholesale beverage segment sales which decreased 4.4%, or $360,000, to $7.8 million in the first quarter. The decrease was primarily attributable to the fact that beginning in 2007, we now contract to manufacture Thomas Kemper Soda as an agent, and as such, we record the revenues and cost of sales as a net amount, in gross sales. Additionally, under the new Supply Agreement, we realize lower revenues as a contact manufacturer. Total beverage shipments increased 5.7% to 53,500 barrels and of the total beverage shipments, beer shipments increased by 4.7% to 44,700 barrels in the quarter from 42,700 barrels in the same period in 2006, primarily due to increased Pyramid brand shipments. Pyramid brand shipments increased 8.5% to 38,400 barrels for the quarter, driven by Pyramid Hefe Weizen, our top selling product, which was up 10.5% in shipment volumes for the quarter. Alehouse sales of $3.4 million remained flat in the first quarter of 2007 and were comprised of single digit sales growth increases in our Sacramento and Walnut Creek locations offset by declines in sales in our other locations.
     Excise Taxes. Excise taxes were 10.2% and 8.0% of gross beverage sales for the quarters ended March 31, 2007 and 2006, respectively. Per beer barrel shipped, excise taxes in the first quarter of 2007 increased to $18.45 per beer barrel as compared to $15.96 in the same period in 2006. Federal taxes paid on beer shipments are determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis. The increase in excise taxes on a per beer barrel basis is related primarily to the agreement reached with the federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) during the third quarter of 2006, thereby recognizing us as the brewer of record at the Portland brewery facility.
     Gross Margin. Gross margin for the quarter ended March 31, 2007 decreased 8.6% to $2.3 million from $2.5 million as compared to the same period in 2006 primarily as a result of product mix in the beverage division and lower revenue on Thomas Kemper Soda products under the new supply agreement. Additionally, gross margin as a percentage of net sales decreased to 21.9% in the quarter ended March 31, 2007, as compared to 22.8% in the same period in 2006.

	Three Month Period Ended March 31,
	(in thousands)
		% of		% of
		Segment		Segment
Gross Margin	2007	Net Sales	2006	Net Sales	$ Change	% Change

Beverage Division	$2,341	33.4%	$2,508	33.4%	$(167)	(6.7)%
Alehouse Division	(75)	(2.2)%	(28)	(0.8)%	(47)	(167.9)%

Total	$2,266	21.9%	$2,480	22.8%	$(214)	(8.6)%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.0%, or $469,000, to $3.4 million for the quarter ended March 31, 2007, from $2.9 million in the same period in 2006. The additional expense was primarily attributed to an increase in selling and marketing expenses of $363,000 comprised of a $183,000 increase in marketing expenses to $570,000 primarily due to brand building efforts for our Pyramid and MacTarnahan’s brands and other advertising and sponsorship costs and a $180,000 increase in selling expenses to $1.5 million, or 21.1% of net beverage segment sales, compared to $1.3 million, or 17.3% of net beverage segment sales in the same period in 2006 primarily due to expansion efforts. Additionally, general and administrative expenses for the quarter ended March 31, 2007 increased by $106,000, to $1.4 million, due primarily to an increase in public company costs of $80,000 associated primarily with our compliance efforts with the Sarbanes-Oxley Act of 2002 and increases in salary and benefits due to an increase in personnel offset by a decrease in professional fees attributed to higher legal costs in the prior year due to the TTB audit and the related contract manufacturing arrangements with Portland Brewing Company.
     Gain on sale. We recognized a gain on sale of $2.4 million in the first quarter of 2007 as the result of the sale of the TK Soda Assets.
     Other (Expense) Income, Net. Other (expense) income, net, decreased to expense of $30,000 in the first quarter of 2007 from expense of $51,000 in the first quarter of 2006, primarily attributable to an increase in interest expense associated with our capital lease offset by other miscellaneous income.
     Income Taxes. As of March 31, 2007, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
     Net Income (Loss). We reported net income of $1.3 million for the quarter ended March 31, 2007 compared to a net loss of $505,000 in the same quarter of 2006. The net income for the quarter ended March 31, 2007 is primarily due to the gain recognized on the sale of the TK Soda Assets.
Liquidity and Capital Resources and Commitments
     We had a $595,000 and $227,000 balance of cash and cash equivalents and a $3.2 million and $3.1 million accounts receivable balance at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, our working capital was positive at $424,000 compared to a negative $1.4 million at December 31, 2006. Although our working capital was impacted positively by the proceeds received in connection with the sale of the TK Soda Assets, working capital was negatively impacted by amounts accrued in 2006 including, executive transition costs, the excise tax settlement, as well as an increase in short term financing related to our capital lease keg financing agreement.
     Net cash used in operating activities for the three months ended March 31, 2007 increased to $2.2 million from $99,000 for the three months ended March 31, 2006. Excluding the effects of the non-cash gain related to the sale of the TK Soda Assets, the increase in net cash used in operating activities is primarily attributed to the reduction in accounts payable and accrued expenses during the first quarter of 2007. Additionally, decreases in our gross margins primarily due to product mix sold in the first quarter, and increases in selling and marketing expenses due to brand building and expansion efforts contributed to the increase in net cash used in operating activities.

     Net cash provided by investing activities totaled approximately $2.7 million for the three months ended March 31, 2007 compared to net cash used of $175,000 for the same period of the prior year. The increase in cash provided by investing activities primarily reflects the cash we received in conjunction with the sale of TK Assets offset by capital asset purchases in the first quarter of 2007, as compared to the first quarter of 2006.
     Net cash used in financing activities totaled approximately $132,000 during the three months ended March 31, 2007, compared to net cash used of approximately $18,000 for the same period during 2006. The increase from the three months ended March 31, 2007 was primarily due to payments made on our capital lease obligation and our TTB excise tax obligation during the first quarter of 2007.
     In March 2007, we renegotiated our line of credit agreement with the bank which makes available through March 31, 2008, a $2.5 million line of credit. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (Note 6 to the condensed consolidated financial statements). Any borrowings are subject to an interest rate of prime plus 0.5%, fully floating, with a 0.8% commitment fee. Under the terms of the agreement, we must limit capital expenditures to $3.25 million and adhere to certain financial performance covenants with a restriction on the payment of future dividends.
     The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.
     In January 2007, we completed the sale of the TK Soda Assets to The Kemper Company. Through this transaction, we are further increasing our strategic focus on our beer business and are making a number of investments in our brewing infrastructure in the coming year. This includes investments in new kegs and fermentation tanks to handle additional growth, and improvements to our packaging processes to enhance production efficiencies in our breweries to reduce costs and improve margins.
     We believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, would provide adequate working capital to meet our needs. Additionally, we believe that the cash provided from the sale of the TK Soda Assets will improve our liquidity by reducing our reliance on our line of credit during the seasonally slow first quarter of 2007, while allowing us to make capital investments. However, it is possible that this cash infusion may be insufficient to meet our capital investment requirements, which would require us to seek additional capital from other sources, which may not be available to us on attractive terms or at all.
Contractual Obligations
     At March 31, 2007, our commitment to make future payments under contractual obligations were as follows (in thousands):

		Less than			After
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating leases-(1)	$4,669	1,176	1,827	1,170	496
Capital leases-(2)	$787	392	395	—	—
Note payable-(3)	$7,644	105	225	254	7,060
TTB excise tax assessment-(4)	$585	205	380	—	—

(1)	We have obligations in the form of revenue sharing provisions in certain alehouse lease agreements, based on the excess of the percentage of revenue over the minimum lease payment. For the quarters ended March 31, 2007 and 2006, there were no amounts owed under revenue sharing agreements.

(2)	In 2006, we acquired 14,500 of new kegs under our capital lease agreement (Note 6 to the condensed consolidated financial statements) for a total of $1.2 million, payable over a 30-month period.

(3)	The amounts are principal only payments as stated in the securitized financing arrangement for the Berkeley Facility purchase.

(4)	In 2006 we settled with the TTB, resolving all issues arising for the audit including the federal tax assessments for the period at issue for a total amount of $700,000, payable in monthly installments for a period of three years.
     In conjunction with the Portland Brewing Company (“Portland Brewing”) asset purchase, we entered into a 5-year earn-out agreement with Portland Brewing which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period. For the quarter ended March 31, 2007 and 2006, there were no amounts owed under the earn-out.

Contingencies
     In June 2005, Sound Beverages, a former distributor of ours, filed a suit in King County Superior Court against us. The suit alleged that we had violated Washington’s Wholesale Distributor/Supplier Equity Act, RCW 19.126, by unreasonably withholding consent to the transfer of distribution rights to Columbia Distribution. We contend that we were within our rights to reasonably withhold consent, and are contesting this matter including the $450,000 in damages claimed by Sound Beverages which we believe is substantially less. This matter is in the early stages of arbitration. Management believes that the ultimate outcome to us will not have a material adverse impact on our financial condition or results of operations.
     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2007.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     We currently do not hold derivative instruments or engage in hedging activities, nor have we engaged in such activities in the past. Also, we did not have any outstanding variable rate debt as of March 31, 2007 due to the fact that we did not have an outstanding balance on the line credit. Further, we do not enter into significant transactions denominated in foreign currency. Accordingly, our direct exposure to risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material.
ITEM 4. Controls and Procedures
Procedures
     Procedures
     (a) Evaluation of disclosure controls and procedure
     We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer and Vice President of Finance, have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     (b) Changes in internal controls
     There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007 in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer & Vice President of Finance

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer & Vice President of Finance

SIGNATURE
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID BREWERIES INC.
By:	/s/ SCOTT S. BARNUM
Scott Barnum
President and Chief Executive Officer

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien
Chief Financial Officer and Vice President of Finance (Principal Financial Officer)

DATE: May 14, 2007