Form 10-Q
period 2007-06-30
PYRAMID BREWERIES INC
filed 2007-08-10
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Common stock, par value of $.01 per share: 9,173,108 shares of Common Stock outstanding as of August 3, 2007

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I
Item 1 — FINANCIAL STATEMENTS
PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256	$227
Accounts receivable, net of $20 allowance	3,760	3,052
Inventories	2,010	1,877
Prepaid expenses and other	725	806
Current assets held for sale	—	86

Total current assets	6,751	6,048
Fixed assets, net of accumulated depreciation of $18,647 and $17,588	26,585	26,284
Assets held for sale, long term	—	432
Intangibles, net	95	118
Escrow reserve	799	765
Other assets	347	393

Total assets	$34,577	$34,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,891	$3,260
Accrued expenses	3,297	2,834
Refundable deposits	803	483
Current portion of long-term financing	105	105
Current portion of capital lease obligation	400	385
Deferred rent – current	125	122
Liabilities held for sale	—	78
Other current liabilities	209	201

Total current liabilities	6,830	7,468
Long-term financing	7,514	7,566
Capital lease obligation	283	505
Deferred rent	528	590
Other liabilities	326	433
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000
Issued and outstanding shares — 9,173,000 and 8,946,000 at June 30, 2007 and December 31, 2006, respectively	92	89
Additional paid-in capital	37,597	37,408
Accumulated deficit	(18,593)	(20,019)

Total stockholders’ equity	19,096	17,478

Total liabilities and stockholders’ equity	$34,577	$34,040

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross sales	$13,750	$14,576	$24,905	$26,083
Less excise taxes	941	836	1,732	1,487

Net sales	12,809	13,740	23,173	24,596
Cost of sales	9,051	10,128	17,149	18,504

Gross margin	3,758	3,612	6,024	6,092
Selling, general and administrative expenses	3,575	3,489	6,974	6,419
Gain on sale of net assets (Note 2)	—	—	2,436	—

Operating income (loss)	183	123	1,486	(327)
Other expense, net	(27)	(95)	(57)	(146)

Income (loss) before income taxes	156	28	1,429	(473)
Provision for income taxes	—	—	(3)	(4)

Net income (loss)	$156	$28	$1,426	$(477)

Basic and diluted net earnings (loss) per share	$0.02	$—	$0.16	$(0.05)
Weighted average basic shares outstanding	8,984,000	8,816,000	8,973,000	8,813,000
Weighted average diluted shares outstanding	9,196,000	8,943,000	9,197,000	8,813,000
The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Month Period Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$1,426	$(477)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,109	1,240
Stock-based compensation expense	124	212
Loss on disposal of equipment	—	7
Gain on sale of net assets	(2,436)	—
Deferred rent	(58)	(38)
Changes in operating assets and liabilities:
Accounts receivable	(709)	(843)
Inventories	(133)	(371)
Prepaid expenses and other	224	(136)
Accounts payable and accrued expenses	(1,131)	654
Refundable deposits	321	119

Net cash (used in) provided by operating activities	(1,263)	367
INVESTING ACTIVITIES:
Acquisition of fixed assets	(1,360)	(564)
Proceeds from sale of net assets	2,942	—

Net cash provided by (used in) investing activities	1,582	(564)
FINANCING ACTIVITIES:
Payments on capital lease obligation	(207)	(71)
Payments on TTB excise tax obligation	(99)	—
Payments on long-term financing	(52)	(49)
Proceeds from exercise of stock options and stock issuance through the employee stock purchase plan	68	17

Net cash used in financing activities	(290)	(103)
Increase (decrease) in cash and cash equivalents	29	(300)
Cash and cash equivalents at beginning of period	227	416

Cash and cash equivalents at end of period	$256	$116

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
     The Company
     Pyramid Breweries Inc. (“Pyramid” or the “Company”), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers. Until the end of 2006, we also produced a line of premium sodas which we now produce under contract to a third party (Note 2). We own two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan’s Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants in Walnut Creek and Sacramento, California and Seattle, Washington. We sell our products through a network of selected independent distributors and alehouses located primarily in Washington, Oregon and California. As of June 30, 2007, our products were distributed in approximately 35 states within the U.S. Our core Pyramid brand family includes Hefe Weizen and Apricot Weizen beers and our non-core beer brands include MacTarnahan’s along with smaller product lines reported under the Allied Brand designation.
     Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     We do not have standard terms that permit return of product. However, occasionally products are destroyed by distributors or us for quality reasons such as expiration of product. The costs for product returns are recorded in cost of sales in the Condensed Consolidated Statements of Operations and revenue is reduced at the value of the original sales price in the period that the product is returned.
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
     The following represents the reconciliation of basic net earnings (loss) per share and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands except per share data)
Net income (loss)	$156	$28	$1,426	$(477)
Shares:
Weighted average basic shares outstanding	8,984	8,816	8,973	8,813
Dilutive effect of employee stock options and awards	212	127	224	—

Weighted average diluted shares outstanding	9,196	8,943	9,197	8,813

Basic and diluted net earnings (loss) per share	$0.02	$0.00	$0.16	$(0.05)

     The following shares attributable to outstanding stock options were excluded from the calculation of dilutive earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Shares excluded from calculation of dilutive net earnings (loss) per share	—	188	—	615

     Liquidity
     As of June 30, 2007, cash and cash equivalents and accounts receivable were $4.0 million. Our working capital, which was slightly negative at $79,000, was impacted by the proceeds received in connection with the sale of the Thomas Kemper brand and related net assets and liabilities (“TK Soda Assets”) and capital investment in our brewery infrastructure.
     Net cash used in operating activities was approximately $1.3 million for the six months ended June 30, 2007, compared to net cash provided by operating activities of approximately $367,000 for the same period last year. Excluding the effects of the non-cash gain related to the sale of the TK Soda Assets, the increase in net cash used in operating activities is primarily attributed to the reduction in accounts payable during the first six months of 2007. Additionally, increases in selling and marketing expenses due to brand building and expansion efforts contributed to the increase in net cash used in operating activities.
     The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.
     In January 2007, we completed the sale of the TK Soda Assets to The Kemper Company (Note 2). Under the terms of the transaction, we received $3.1 million, $158,000 of which is held in escrow, for TK Soda Assets, including the brand and intellectual property, soda kegs, vehicles and point of sale materials. The transaction includes a five-year supply agreement under which we will continue to manufacture Thomas Kemper Soda products for The Kemper Company at our breweries in Portland, Oregon and Berkeley, California. Through this transaction, we are further increasing our strategic focus on our beer business and are making a number of capital investments in our brewing infrastructure in the coming year. This includes investments in new kegs and fermentation tanks to handle additional growth, and improvements to our packaging processes to enhance production efficiencies.
     We believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, should provide adequate working capital to meet our needs. Additionally, we believe that the cash provided from the sale of the TK Soda Assets will improve our liquidity while allowing us to make these capital investments. However, it is possible that our operations will not provide sufficient cash flow to meet our operating and investing needs and that the cash infusion from the sale of the TK Soda Assets may be insufficient to meet our capital investment requirements, which would require us to seek additional capital from other sources and which may not be available to us on attractive terms or at all.
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

     Reclassification
     Certain reclassifications have been made to prior year balances to conform to current year presentation.
2. Thomas Kemper Soda Transaction
     On January 2, 2007, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with The Kemper Company (“Kemper”), a new company formed by Adventure Funds, a Portland-based equity investment fund, pursuant to which we agreed to sell the TK Soda Assets to Kemper (the “Sale”). Pursuant to the Purchase Agreement, Kemper paid $3.1 million, $158,000 of which is currently held in escrow, in exchange for the TK Soda Assets, including the brand and other intellectual property, kegs, vehicles and point of sale materials. We recorded a gain of $2.4 million, which represented the difference between the proceeds from the sale of the net assets and liabilities held for sale, net of transaction costs and adjustments of $224,000.
     In connection with the Sale, the Company and Kemper also entered into an Exclusive Soda Production and Supply Agreement (“Supply Agreement”), on January 2, 2007, pursuant to which we will manufacture Thomas Kemper Soda products for Kemper to specifications mutually agreed upon by both parties. The Supply Agreement appoints us as the exclusive manufacturer of existing Thomas Kemper Soda products in a territory comprised of 14 states in the West and Southwest, including Washington, Oregon, California and Texas. To the extent the parties so agree, our appointment may be expanded to cover additional territories and/or new soda products. The Supply Agreement has an initial term of five years, which may be terminated earlier by either party as a result of the other party’s material breach or bankruptcy, or by Kemper beginning in 2009, provided that Kemper makes certain early termination payments to us. Unless earlier terminated, the Supply Agreement will automatically extend beyond the initial five year term and then may be terminated by either party with six months written notification. Under the Supply Agreement, Kemper will pay us a tolling fee for all products manufactured by us under the Supply Agreement, comprised of manufacturing costs plus a profit component, and reimburse us for shipping costs. The tolling fee may be adjusted annually to reflect any increases or decreases in our costs of manufacturing the products.
     As a result of our significant continuing involvement in manufacturing of Thomas Kemper Soda under the Supply Agreement, the Sale does not qualify for presentation as a discontinued operation.
3. Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006 for: (a) compensation cost for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and (b) compensation cost for stock options granted subsequent to January 1, 2006, based on the grant date fair value under SFAS 123(R). SFAS 123(R) also requires us to estimate future forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. We use the Black-Scholes valuation model for estimating the grant-date fair value of awards.
     Stock Option Plans
     In May 2007 and 2006, each non-employee director was granted 5,000 non-qualified stock options under the Non-Employee Director Stock Option Plan in conjunction with service provided to the Company. The grant date fair value of $52,000 and $36,000, respectively was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Expected life	6 yrs	6 yrs
Risk free interest rate	4.8%	4.9%
Expected volatility	42%	51%
Expected dividend yield	0%	0%
     Restricted Stock Awards
     Effective January 1, 2007, restricted stock awards for 187,000 shares were granted to certain executive officers and employees, as approved by the Compensation Committee, with a weighted average grant date fair value of $3.07. Of these restricted stock award grants, 164,000 shares are time-based and vest in even increments over five years beginning one year from the grant date. Compensation cost associated with the time-based awards is recognized on a straight-line basis over the requisite service period which is approximately six years.
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
     Employee Stock Purchase Plan
     In May 2003, we adopted and our shareholders approved, an Employee Stock Purchase Plan (the “Purchase Plan”) which allowed eligible employees to acquire shares of common stock of the Company at a discount. A total of 500,000 shares of common stock were available under the Purchase Plan. We terminated the Purchase Plan in January 2007.
     There were 3,155 and 9,060 shares issued to employees under the Purchase Plan and the weighted average estimated fair value of these purchase rights was $2.13 and $1.92 for the six months ended June 30, 2007 and 2006, respectively.
     Stock-based Compensation Expense and Proceeds
     In the three months and six months ended June 30, 2007, we recognized $67,000 and $104,000 in stock-based compensation expense for stock options, restricted stock awards, and employee stock plan purchases. In the three months and six months ended June 30, 2006, we recognized $182,000 and $212,000 respectively, in stock-based compensation expense for stock options, restricted stock awards, and employee stock plan purchases.
     As of June 30, 2007, the total estimated unrecognized compensation cost related to stock options was approximately $2,000 expected to be recognized over a weighted average remaining period of 1.3 years. As of June 30, 2007, the total estimated unrecognized compensation cost related to restricted stock awards was approximately $416,000 which is expected to be recognized over a weighted average remaining period of 4.8 years.
     In the three and six months ended June 30, 2007, we received $22,000 and $61,000, respectively in cash proceeds from stock option exercises. There were no stock options exercised for the three and six months ended June 30, 2006.
4. Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$855	$825
Work in process	259	226
Finished goods	896	826

	$2,010	$1,877

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.
5. Line of Credit
     We have a $2.5 million line of credit agreement with our bank, which we modified in March 2007 to extend the maturity date to March 31, 2008 from the previous maturity of June 30, 2007. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (Note 6). Based on the terms of the agreement, the availability to borrow on the line is 75% of eligible accounts receivable. The interest rate charged on the amounts outstanding is prime plus 0.5%, fully floating, with a 0.8% commitment fee. We granted the bank security interest in our property and assets as well as the proceeds and the products of the collateral, namely cash, accounts receivable, inventory and fixed assets. We have also agreed to adhere to certain financial performance covenants with a bank consent restriction on the payment of future dividends and must limit capital expenditures to $3.25 million. We were in compliance with these covenants as of June 30, 2007.
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
7. Litigation and Contingencies
     In June 2005, Sound Beverages, a former distributor of ours, filed a suit in King County Superior Court against us. The suit alleged that we had violated Washington’s Wholesale Distributor/Supplier Equity Act, RCW 19.126, by unreasonably withholding consent to the transfer of distribution rights to Columbia Distribution. We contend that we were within our rights to reasonably withhold consent, and are contesting this matter including the $450,000 in damages claimed by Sound Beverages. This matter is in the arbitration stage. Management believes that the ultimate outcome to us will not have a material adverse impact on our financial condition or results of operations.
     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
8. Segment Information
     Our management has identified two primary operating segments, beverage operations and alehouses, which are organized around differences in products and services and are managed separately because each business requires different production, management and marketing strategies. Beverage operations include the production and sale of our beverage products including both beer and soda which effective in 2007 soda is contract manufactured for Kemper. The alehouse segment consists of five alehouses which market and sell the full line of our beer products as well as food and certain merchandise.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. We record intersegment sales at cost. The “Other” category consists of interest income, general and administrative expenses, corporate office assets and other reconciling items that are not allocated to segments for internal management reporting purposes. Total assets include accounts receivable, inventory, goodwill and fixed assets specific to a segment. In conjunction with the sale of the TK Soda Assets on January 2, 2007, we no longer have goodwill.

     Segment information for the periods ended June 30, 2007 and 2006 is as follows (in thousands):

	Beverage
	Operations	Alehouse	Other	Total
Quarter ended June 30, 2007
Gross revenues from external customers	$9,336	$4,414	$—	$13,750
Net revenues from external customers	8,395	4,414	—	12,809
Intersegment revenues	142	—	(142)	—
Operating income (loss)	1,548	407	(1,772)	183
Capital expenditures	834	83	56	973
Total assets	21,139	4,712	8,726	34,577
Quarter ended June 30, 2006
Gross revenues from external customers	$10,575	$4,001	$—	$14,576
Net revenues from external customers	9,739	4,001	—	13,740
Intersegment revenues	131	—	(131)	—
Operating income (loss)	1,840	379	(2,096)	123
Capital expenditures	632	26	8	666
Total assets	21,636	5,376	8,411	35,423
Six months ended June 30, 2007
Gross revenues from external customers	$17,127	7,778	—	24,905
Net revenues from external customers	15,395	7,778	—	23,173
Intersegment revenues	250	—	(250)	—
Operating income (loss)	4,850	332	(3,696)	1,486
Capital expenditures	1,084	190	86	1,360
Total assets	21,139	4,712	8,726	34,577
Six months ended June 30, 2006
Gross revenues from external customers	$18,726	$7,357	$—	$26,083
Net revenues from external customers	17,239	7,357	—	24,596
Intersegment revenues	260	—	(260)	—
Operating income (loss)	3,053	350	(3,730)	(327)
Capital expenditures	1,685	26	8	1,719
Total assets	21,636	5,376	8,411	35,423

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements concerning future performance, developments or events, concerning potential sales, restaurant expansion, production capacity, pending agreements with third parties and any other guidance on future periods, constitute forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof, or comparable terminology. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control and which could cause actual results or outcomes to differ materially from our stated expectations. Some factors, which could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007 as filed with the Securities and Exchange Commission (SEC). Any forward-looking statements are made only as of the date hereof. We do not intend to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except as may be required by law. Our actual future results could differ materially from those projected in the forward-looking statements. We assume no obligation to update the forward-looking statements for such factors.
Overview
     We are engaged in the brewing, marketing and selling of craft beers under the Pyramid and MacTarnahan’s labels. Until the end of 2006, we also produced a line of gourmet sodas under the Thomas Kemper Soda Company label which we sold in January 2007 as more fully discussed below.
     We operate two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants located in Walnut Creek and Sacramento, California and Seattle, Washington. As of June 30, 2007, our products were distributed in approximately 35 states within the U.S. through a network of selected independent distributors and brokers.
     On January 2, 2007, we completed the sale of the Thomas Kemper Soda brand and related net assets and liabilities (“TK Soda Assets”) to The Kemper Company (“Kemper”). Under the terms of the transactions, we received $3.1 million for the TK Soda Assets, which include the brand and intellectual property, soda kegs, vehicles and point of sale materials. The transaction includes a five-year supply agreement (“Supply Agreement”) under which we will continue to manufacture Thomas Kemper Soda products for Kemper at our breweries in Portland, Oregon and Berkeley, California. Through this transaction, we are further increasing our strategic focus on our beer business and are making a number of investments in our brewing infrastructure in the coming year. This includes investments in new kegs and fermentation tanks to handle additional growth, and improvements to our packaging processes to enhance production efficiencies.

Results of Operations
     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.
SELECTED UNAUDITED OPERATING DATA

	Three Month Period Ended June 30,
	(in thousands, except barrel & per share amounts)
		% of		% of
	2007	Net Sales	2006	Net Sales
Gross sales	$13,750		$14,576
Less excise taxes	941		836

Net sales	12,809	100.0	13,740	100.0
Cost of sales	9,051	70.7	10,128	73.7

Gross margin	3,758	29.3	3,612	26.3
Selling, general and administrative expenses	3,575	27.9	3,489	25.4

Operating income	183	1.4	123	0.9
Other expense, net	(27)	(0.2)	(95)	(0.7)

Income before income taxes	156	1.2	28	0.2
Provision for income taxes	—	—	—	—

Net income	$156	1.2	$28	0.2

Basic and diluted net earnings per share	$0.02		$0.00

Operating data (in barrels):
Beer shipped	52,800		51,900
Soda shipped	11,600		13,900

Total shipped	64,400		65,800

Annual production capacity	265,000		265,000

	Six Month Period Ended June 30,
	(in thousands, except barrel & per share amounts)
		% of		% of
	2007	Net Sales	2006	Net Sales
Gross sales	$24,905		$26,083
Less excise taxes	1,732		1,487

Net sales	23,173	100.0	24,596	100.0
Cost of sales	17,149	74.0	18,504	75.2

Gross margin	6,024	26.0	6,092	24.8
Selling, general and administrative expenses	6,974	30.1	6,419	26.1
Gain on sale of net assets	2,436	10.5	—	—

Operating income (loss)	1,486	6.4	(327)	(1.3)
Other expense, net	(57)	(0.2)	(146)	(0.6)

Income (loss) before income taxes	1,429	6.2	(473)	(1.9)
Provision for income taxes	(3)	—	(4)	—

Net income (loss)	$1,426	6.2	$(477)	(1.9)

Basic and diluted net earnings (loss) per share	$0.16		$(0.05)

Operating data (in barrels):
Beer shipped	97,500		94,500
Soda shipped	20,400		21,900

Total shipped	117,900		116,400

Annual production capacity	265,000		265,000

QUARTER ENDED JUNE 30, 2007 COMPARED TO QUARTER ENDED JUNE 30, 2006
     Gross Sales. Gross sales decreased 5.7%, or $826,000, to $13.8 million in the quarter ended June 30, 2007, from $14.6 million in the same quarter in 2006, driven primarily by wholesale beverage segment sales which decreased 11.7%, or $1.2 million, to $9.3 million in the second quarter. The decrease was primarily attributable to the fact that beginning in 2007, we now contract manufacture

Thomas Kemper Soda as an agent, and as such, we record the revenues and cost of sales as a net amount in gross sales. Additionally, under the new Supply Agreement, we realize a reduced contractual sales rate as a contact manufacturer. Total beverage shipments decreased 2.1% to 64,400 barrels and of the total beverage shipments, beer shipments increased by 1.7% to 52,800 barrels in the quarter from 51,900 barrels in the same period in 2006, primarily due to increased Pyramid brand shipments. Pyramid brand shipments increased 7.5% to 47,300 barrels for the quarter, driven by Pyramid Hefe Weizen, our top selling product, which was up 6.1% in shipment volume for the quarter. The increase in beer shipments was offset by a decline in shipments of Thomas Kemper soda of 2,300 barrels to 11,600 barrels for the quarter ended June 30, 2007. Alehouse sales increased 10.3% to $4.4 million in the first quarter of 2007 and showed growth in all locations, including double digit sales growth in our Seattle and Walnut Creek locations.
     Excise Taxes. Excise taxes were 10.1% and 7.9%, respectively, of gross beverage sales for the quarters ended June 30, 2007 and 2006. Per beer barrel shipped, excise taxes in the second quarter of 2007 increased to $18.77 per beer barrel as compared to $16.87 per beer barrel in the same period in 2006. Federal taxes paid on beer shipments are determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis. The increase in excise taxes on a per beer barrel basis is related primarily to the agreement reached with the federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) during the third quarter of 2006, thereby recognizing us as the brewer of record at the Portland brewery facility.
     Gross Margin. Gross margin for the quarter ended June 30, 2007 increased 4.0% to $3.8 million from $3.6 million as compared to the same period in 2006, primarily as a result of a shift in our beer product mix to some of our higher margined brands in the beverage division offset by decreased soda margins primarily due to reduced contractual sales rate on Thomas Kemper Soda products under the new Supply Agreement with Kemper.

	Three Month Period Ended June 30,
	(in thousands)
		% of		% of
		Segment		Segment
Gross Margin	2007	Net Sales	2006	Net Sales	$ Change	% Change
Beverage Division	$3,351	39.9%	$3,233	33.2%	$118	3.6%
Alehouse Division	407	9.2%	379	9.5%	28	7.4%

Total	$3,758	29.3%	$3,612	26.3%	$146	4.0%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 2.5%, or $86,000, to $3.6 million for the quarter ended June 30, 2007, from $3.5 million in the same period in 2006. The additional expense was primarily attributable to an increase in selling and marketing expenses of $510,000 comprised of a $410,000 increase in selling expenses primarily due to increases in personnel and expansion efforts to $1.8 million, or 21.5% of net beverage segment sales, compared to $1.4 million, or 14.3% of net beverage segment sales in the same period in 2006, and a $100,000 increase in marketing expenses to $588,000 primarily due to increased personnel and advertising costs. Additionally, general and administrative expenses for the quarter ended June 30, 2007 decreased by $424,000, to $1.2 million, due primarily to a decrease in CEO transition costs of $373,000.
     Other Expense, Net. Other expense, net, decreased to $27,000 of expense in the second quarter of 2007 from $95,000 of expense in the second quarter of 2006, primarily attributable to a decrease in interest expense associated with our capital lease and a decrease in other miscellaneous income.
     Income Taxes. As of June 30, 2007, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
     Net Income. We reported net income of $156,000 for the quarter ended June 30, 2007 compared to a net income of $28,000 in the same quarter of 2006. The net income for the quarter ended June 30, 2007 is primarily due to decreases in cost of sales as a result of product mix in the beverage division.

     SIX MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2006
     Gross Sales. Gross sales decreased 4.5%, or $1.2 million, to $24.9 million for the six months ended June 30, 2007, from $26.1 million in the same period in 2006 driven primarily by wholesale beverage segment sales which decreased 8.5%, or $1.6 million, to $17.1 million for the six months ended June 30, 2007. The decrease was primarily attributed to the fact that beginning in 2007, we now contract manufacture Thomas Kemper Soda products as an agent, and as such, we record the revenues and cost of sales as a net amount in gross sales. Additionally, under the new Supply Agreement, we realize a reduced contractual sales rate as a contract manufacturer. Total beverage shipments increased by 1.3% to 117,900 barrels and of the total beverage shipments, beer shipments increased 3.2% to 97,500 barrels in the six months ended June 30, 2007 from 94,500 barrels in the same period in 2006, primarily due to increased Pyramid beer brand shipments. Pyramid brand shipments increased 7.9% to 85,700 barrels in the six months ended June 30, 2007, driven by Pyramid Hefe Weizen, our top selling product, which was up 8.1% in shipment volume for the period. The increase in beer shipments was offset by a decline in shipments of Thomas Kemper Soda of 1,500 barrels to 20,400 barrels for the six months ended June 30, 2007. Alehouse sales increased 28.2% to $7.8 million for the first six months of 2007 and showed growth in four locations including double digit sales growth in our Seattle location.
     Excise Taxes. Excise taxes were 10.1% and 7.9% respectively, of gross beverage sales for the six months ended June 30, 2007 and 2006. Per beer barrel shipped, excise taxes in the first half of the year in 2007 increased to $18.63 per beer barrel as compared to $16.46 per beer barrel in the same period in 2006. Federal taxes paid on beer shipments are determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis. The increase in excise taxes on a beer barrel basis is related primarily to the agreement reached with the TTB during the third quarter of 2006, thereby recognizing us as the brewer of record at the Portland brewing facility.
     Gross Margin. Gross margin for the six months ended June 30, 2007 decreased 1.1% to $6.0 million from $6.1 million as compared to the same period in 2006, primarily as a result of decreased soda margins primarily due to reduced contractual sales rate on Thomas Kemper Soda products under the new Supply Agreement with Kemper offset by a shift in our beer product mix to some of our higher margined brands in the beverage division.

	Six Month Period Ended June 30,
	(in thousands)
		% of		% of
		Segment		Segment
Gross Margin	2007	Net Sales	2006	Net Sales	$ Change	% Change
Beverage Division	$5,692	37.0%	$5,741	33.3%	$(49)	(0.9)%
Alehouse Division	332	4.3%	351	4.8%	(19)	(5.4)%

Total	$6,024	26.0%	$6,092	24.8%	$(68)	(1.1)%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.6%, or $555,000, to $7.0 million for the six months ended June 30, 2007 from $6.4 million in the same period in 2006. The additional expense was primarily attributable to an increase in selling and marketing expenses of $873,000, comprised of a $590,000 increase in selling expenses primarily due to increases in personnel and expansion efforts to $3.3 million, or 21.3% of net beverage segment sales, compared to $2.7 million, or 15.6% of net beverage segment sales in the same period in 2006 and a $283,000 increase in marketing expenses to $1.2 million, primarily due to brand building efforts for our Pyramid and MacTarnahan’s brands including increased personnel and other advertising and sponsorship costs. General and administrative expenses for the six months ended June 30, 2007 decreased by $318,000, to $2.5 million, due primarily to a decrease in CEO transition costs of $373,000 and decreases in professional fees attributed to higher legal costs in the prior year due to the TTB audit and the related contract manufacturing agreements with the Portland Brewing Company, offset by increases in public company costs associated primarily with our compliance efforts with Sarbanes-Oxley Act of 2002 and increases in salary and benefits due to an increase in personnel.
     Other Expense, Net. Other expense, net, decreased to $57,000 in the first six months of 2007 from $146,000 in the first six months of 2006, primarily attributable to a decrease in interest expense associated with our capital lease.

     Income Taxes. As of June 30, 2007, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
     Net Income (Loss). We reported net income of $1.4 million for the six months ended June 30, 2007 compared to a net loss of $477,000 in the same period of 2006. The net income for the six months ended June 30, 2007 is primarily due to the gain recognized on the sale of the TK Soda Assets.
Liquidity and Capital Resources and Commitments
     We had a $256,000 and $227,000 balance of cash and cash equivalents and a $3.8 million and $3.1 million accounts receivable balance at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, our working capital was slightly negative at $79,000 compared to negative $1.4 million at December 31, 2006. Our working capital was impacted positively by the proceeds received in connection with the sale of the TK Soda Assets, offset by the capital investment in our brewery infrastructure.
     Net cash used in operating activities for the six months ended June 30, 2007 was $1.3 million, compared to net cash provided by operating activities of $367,000 for the six months ended June 30, 2006. Excluding the effects of the non-cash gain related to the sale of the TK Soda Assets, the increase in net cash used in operating activities is primarily attributed to the reduction in accounts payable during the first six months of 2007. Additionally, increases in selling and marketing expenses due to brand building and expansion efforts attributed to the increase in net cash used in operating activities.
     Net cash provided by investing activities totaled approximately $1.6 million for the six months ended June 30, 2007 compared to net cash used of $564,000 for the same period of the prior year. The increase in cash provided by investing activities primarily reflects the cash we received in conjunction with the sale of TK Assets offset by capital asset purchases in the first six months of 2007, as compared to the same period in 2006.
     Net cash used in financing activities totaled approximately $290,000 during the six months ended June 30, 2007, compared to net cash used of approximately $103,000 for the same period during 2006. The increase was primarily due to payments made on our capital lease obligation and our TTB excise tax obligation during the first six months of 2007.
     In March 2007, we renegotiated our line of credit agreement with our bank which makes available through March 31, 2008, a $2.5 million line of credit. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (Note 6 to the condensed consolidated financial statements). Any borrowings are subject to an interest rate of prime plus 0.5%, fully floating, with a 0.8% commitment fee. Under the terms of the agreement, we must limit capital expenditures to $3.25 million in 2007 and adhere to certain financial performance covenants with a restriction on the payment of future dividends.
     The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.
     In January 2007, we completed the sale of the TK Soda Assets to The Kemper Company. Through this transaction, we are further increasing our strategic focus on our beer business and are making a number of capital investments in our brewing infrastructure including investments in new kegs, the addition of a small-batch brewing facility in the Seattle Alehouse, and improvements to enhance production efficiencies in our breweries to reduce costs and improve margins.
     We believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, will provide adequate working capital to meet our needs. Additionally, we believe that the cash provided from the sale of the TK Soda Assets will improve our liquidity while allowing us to make capital investments. However, it is possible that our operations will not provide sufficient cash flow to meet our operating and investing needs and that the cash infusion from the sale of the TK Soda Assets may be insufficient to meet our capital investment requirements, which would require us to seek additional capital from other sources and which may not be available to us on attractive terms or at all.

Contingencies
     In June 2005, Sound Beverages, a former distributor of ours, filed a suit in King County Superior Court against us. The suit alleged that we had violated Washington’s Wholesale Distributor/Supplier Equity Act, RCW 19.126, by unreasonably withholding consent to the transfer of distribution rights to Columbia Distribution. We contend that we were within our rights to reasonably withhold consent, and are contesting this matter including the $450,000 in damages claimed by Sound Beverages which we believe is substantially less. This matter is in the arbitration stage. Management believes that the ultimate outcome to us will not have a material adverse impact on our financial condition or results of operations.
     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2007.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     We currently do not hold derivative instruments or engage in hedging activities, nor have we engaged in such activities in the past. Also, we did not have any outstanding variable rate debt as of June 30, 2007 due to the fact that we did not have an outstanding balance on the line credit. Further, we do not enter into significant transactions denominated in foreign currency. Accordingly, our direct exposure to risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material.
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
     (b) Changes in internal controls
     There were no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2007 in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareholders was held on May 23, 2007. At the annual meeting, the shareholders elected two directors to hold office until the annual meeting of shareholders in 2009, and two directors to hold office until the annual meeting of shareholders in 2010. The vote was as follows:

	Number
	of Shares
	For	Withheld
Term Expiring in 2009
Jurgen Auerbach	8,573,304	50,074
David Rostov	8,565,829	57,549

Term Expiring in 2010
Kurt Dammeier	8,571,904	51,474
Helen Rockey	8,567,854	55,524
     In addition, shareholders ratified the appointment of Moss Adams LLP. The vote was as follows:

	Number
	of Shares
	For	Against	Abstain
Ratify
Moss Adams LLP	8,591,450	16,001	15,927
     There were no broker non-votes.
ITEM 6. EXHIBITS

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer & Vice President of Finance

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer & Vice President of Finance

SIGNATURE
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID BREWERIES INC.
By:	/s/ SCOTT S. BARNUM
Scott S. Barnum
President and Chief Executive Officer

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien
Chief Financial Officer and Vice President of Finance (Principal Financial Officer)

DATE: August 10, 2007