Form 10-Q
period 2007-09-30
PYRAMID BREWERIES INC
filed 2007-11-14
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Common stock, par value of $.01 per share: 9,179,808 shares of Common Stock outstanding as of November 5, 2007

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I
Item 1 — FINANCIAL STATEMENTS
PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$580	$227
Accounts receivable, net of $20 allowance	4,014	3,052
Inventories	2,221	1,877
Prepaid expenses and other	1,090	806
Current assets held for sale	—	86

Total current assets	7,905	6,048
Fixed assets, net of accumulated depreciation of $19,173 and $17,588	26,731	26,284
Assets held for sale, long term	—	432
Intangibles, net	84	118
Escrow reserve	806	765
Other assets	435	393

Total assets	$35,961	$34,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,521	$3,260
Accrued expenses	3,289	2,834
Refundable deposits	841	483
Current portion of long-term financing	109	105
Current portion of capital lease obligation	407	385
Deferred rent – current	126	122
Liabilities held for sale	—	78
Other current liabilities	213	201

Total current liabilities	8,506	7,468
Long-term financing	7,485	7,566
Capital lease obligation	169	505
Deferred rent	496	590
Other liabilities	272	433
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000
Issued and outstanding shares — 9,180,000 and 8,946,000 at September 30, 2007 and December 31, 2006, respectively	92	89
Additional paid-in capital	37,635	37,408
Accumulated deficit	(18,694)	(20,019)

Total stockholders’ equity	19,033	17,478

Total liabilities and stockholders’ equity	$35,961	$34,040

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross sales	$14,571	$15,777	$39,476	$41,859
Less excise taxes	998	1,675	2,730	3,162

Net sales	13,573	14,102	36,746	38,697
Cost of sales	9,729	10,769	26,878	29,276

Gross margin	3,844	3,333	9,868	9,421
Selling, general and administrative expenses	3,904	3,230	10,878	9,649
Gain on sale of net assets (Note 2)	—	—	2,436	—

Operating (loss) income	(60)	103	1,426	(228)
Other expense, net	(41)	28	(98)	(114)

(Loss) income before income taxes	(101)	131	1,328	(342)
Provision for income taxes	—	(1)	(3)	(6)

Net (loss) income	$(101)	$130	$1,325	$(348)

Basic net (loss) earnings per share	$(0.01)	$0.01	$0.15	$(0.04)
Diluted net (loss) earnings per share	$(0.01)	$0.01	$0.14	$(0.04)
Weighted average basic shares outstanding	8,996,000	8,925,000	8,981,000	8,851,000
Weighted average diluted shares outstanding	8,996,000	8,981,000	9,172,000	8,851,000
The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Month Period Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$1,325	$(348)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,654	1,817
Stock-based compensation expense	147	240
Loss on disposal of equipment	—	7
Gain on sale of net assets	(2,436)	—
Deferred rent	(90)	(56)
TTB excise tax obligation	—	700
Changes in operating assets and liabilities:
Accounts receivable	(962)	(1,042)
Inventories	(344)	(522)
Prepaid expenses and other	(247)	(328)
Accounts payable and accrued expenses	491	265
Refundable deposits	360	9

Net cash (used in) provided by operating activities	(102)	742
INVESTING ACTIVITIES:
Acquisition of fixed assets	(2,033)	(725)
Proceeds from sale of net assets	2,945	—

Net cash provided by (used in) investing activities	912	(725)
FINANCING ACTIVITIES:
Payments on capital lease obligation	(314)	(177)
Payments on TTB excise tax obligation	(149)	—
Payments on long-term financing	(77)	(73)
Proceeds from exercise of stock options and stock issuance through the employee stock purchase plan	83	20

Net cash used in financing activities	(457)	(230)
Increase (decrease) in cash and cash equivalents	353	(213)
Cash and cash equivalents at beginning of period	227	416

Cash and cash equivalents at end of period	$580	$203

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
     The Company
     Pyramid Breweries Inc. (“Pyramid” or the “Company”), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers. Until the end of 2006, we also produced a line of premium sodas which we now contract manufacture for a third party (Note 2). We also contract manufacture certain craft beers. We own two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan’s Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants in Walnut Creek and Sacramento, California and Seattle, Washington. We sell our products through a network of selected independent distributors and alehouses located primarily in Washington, Oregon and California. As of September 30, 2007, our products were distributed in approximately 38 states within the U.S. Our core Pyramid brand family includes Hefe Weizen and Apricot Weizen beers and our non-core beer brands include MacTarnahan’s along with smaller product lines reported under the Allied Brand designation.
     Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     The following represents the reconciliation of basic net earnings (loss) per share and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands except per share data)
Net (loss) income	$(101)	$130	$1,325	$(348)
Shares:
Weighted average basic shares outstanding	8,996	8,925	8,981	8,851
Dilutive effect of employee stock options and awards	—	56	191	—

Weighted average diluted shares outstanding	8,996	8,981	9,172	8,851

Basic net (loss) earnings per share	$(0.01)	$0.01	$0.15	$(0.04)

Diluted net (loss) earnings per share	$(0.01)	$0.01	$0.14	$(0.04)

     The following shares attributable to outstanding stock options were excluded from the calculation of dilutive (loss) earnings per share because their inclusion would have been anti-dilutive:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Shares excluded from calculation of dilutive net (loss) earnings per share	717	207	—	567

     Liquidity
     As of September 30, 2007, cash and cash equivalents and accounts receivable were $4.6 million. Our negative working capital of $601,000 was positively impacted by the proceeds received in connection with the sale of the Thomas Kemper brand and related net assets and liabilities (“TK Soda Assets”) offset by the capital investment in our brewery infrastructure and the Sound Beverage arbitration settlement.
     Net cash used in operating activities was approximately $102,000 for the nine months ended September 30, 2007, compared to net cash provided by operating activities of approximately $742,000 for the same period last year. The increase in net cash used in operating activities is primarily attributed to the increase in accounts payable, accrued expenses and refundable deposits during the first nine months of 2007. Additionally, increases in selling and marketing expenses due to brand building and expansion efforts contributed to the increase in net cash used in operating activities.
     The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.
      In January 2007, we completed the sale of the TK Soda Assets to The Kemper Company (Note 2). Under the terms of the transaction, we received $3.1 million, $160,000 of which is held in escrow for TK Soda Assets, including the brand and intellectual property, soda kegs, vehicles and point of sale materials. The transaction includes a five-year supply agreement under which we will continue to manufacture Thomas Kemper Soda products for The Kemper Company at our breweries in Portland, Oregon and Berkeley, California. Through this transaction, we have further increased our strategic focus on our beer business and are making a number of capital investments in our brewing infrastructure in the coming year. This includes investments in new kegs and fermentation tanks to handle additional growth, and improvements to our packaging processes to enhance production efficiencies.
     We anticipate significant increases in hops and malt raw material costs in 2008 due to a combination of external factors that will likely affect most brewers in the US. We are aware of this impending cost impact and are taking measures to address the situation in the coming year. We believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, should provide adequate working capital to meet our needs. However, it is possible that our operations will not provide sufficient cash flow to meet our operating and investing needs and that the cash infusion from the sale of the TK Soda Assets may be insufficient to meet our capital investment requirements, which would require us to seek additional capital from other sources and may not be available to us on attractive terms or at all.
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
2. Thomas Kemper Soda Transaction
     On January 2, 2007, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with The Kemper Company (“Kemper”), a new company formed by Adventure Funds, a Portland-based equity investment fund, pursuant to which we agreed to sell the TK Soda Assets to Kemper (the “Sale”). Pursuant to the Purchase Agreement, Kemper paid $3.1 million, $160,000 of which is currently held in escrow, in exchange for the TK Soda Assets, including the brand and other intellectual property, kegs, vehicles and point of sale materials. We recorded a gain of $2.4 million, which represented the difference between the proceeds from the sale of the net assets and liabilities held for sale, net of transaction costs and adjustments of $224,000.
     In connection with the Sale, the Company and Kemper also entered into an Exclusive Soda Production and Supply Agreement (“Supply Agreement”), on January 2, 2007, pursuant to which we will manufacture Thomas Kemper Soda products for Kemper to specifications mutually agreed upon by both parties. The Supply Agreement appoints us as the exclusive manufacturer of existing Thomas Kemper Soda products. The Supply Agreement has an initial term of five years, which may be terminated earlier by either party as a result of the other party’s material breach or bankruptcy, or by Kemper beginning in 2009, provided that Kemper makes certain early termination payments to us. Unless earlier terminated, the Supply Agreement will automatically extend beyond the initial five year term and then may be terminated by either party with six months written notification. Under the Supply Agreement, Kemper will pay us a tolling fee for all products manufactured by us under the Supply Agreement, comprised of manufacturing costs plus a profit component, and reimburse us for shipping costs. The tolling fee may be adjusted annually to reflect any increases or decreases in our costs of manufacturing the products.
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
     Stock Option Plans
     In May 2007 and 2006, each non-employee director was granted 5,000 fully-vested, non-qualified stock options under the Non-Employee Director Stock Option Plan in conjunction with service provided to the Company. The grant date fair value of $52,000 and $36,000, respectively was estimated using the Black-Scholes option-pricing model with the following assumptions:

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
     There were 3,155 and 9,386 shares issued to employees under the Purchase Plan and the weighted average estimated fair value of these purchase rights was $2.13 and $1.99 for the nine months ended September 30, 2007 and 2006, respectively.
     Stock-based Compensation Expense and Proceeds
     In the three months and nine months ended September 30, 2007, we recognized $24,000 and $147,000 in stock-based compensation expense for stock options, restricted stock awards, and employee stock plan purchases. In the three months and nine months ended September 30, 2006, we recognized $79,000 and $290,000 respectively, in stock-based compensation expense for stock options, restricted stock awards, and employee stock plan purchases.
     As of September 30, 2007, the total estimated unrecognized compensation cost related to stock options was approximately $2,000 expected to be recognized over a weighted average remaining period of 1.1 years. As of September 30, 2007, the total estimated unrecognized compensation cost related to restricted stock awards was approximately $393,000 which is expected to be recognized over a weighted average remaining period of 4.5 years.
     In the three and nine months ended September 30, 2007, we received $14,000 and $75,000, respectively in cash proceeds from stock option exercises. There were no stock options exercised for the three and nine months ended September 30, 2006.
4. Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$896	$825
Work in process	278	226
Finished goods	1,047	826

	$2,221	$1,877

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

5. Line of Credit
     We have a $2.5 million line of credit agreement with our bank, which we modified in March 2007 to extend the maturity date to March 31, 2008 from the previous maturity of June 30, 2007. A portion of the line of credit, $345,000, has been reserved to support the standby letter of credit for the keg lease agreement (Note 6). Based on the terms of the agreement, the availability to borrow on the line is 75% of eligible accounts receivable. The interest rate charged on the amounts outstanding is prime plus 0.5%, fully floating, with a 0.8% commitment fee. We granted the bank security interest in our property and assets as well as the proceeds and the products of the collateral, namely cash, accounts receivable, inventory and fixed assets. We have also agreed to adhere to certain financial performance covenants with a bank consent restriction on the payment of future dividends and must limit capital expenditures to $3.25 million. We were in compliance with these covenants as of September 30, 2007.
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
7. Litigation and Contingencies
     A former distributor of ours filed a suit alleging that we unreasonably withheld consent to the transfer of distribution rights to another distributor. We contested this matter through binding arbitration. On October 5, 2007, the arbitrator issued a final arbitration settlement of $400,000 in damages, plus interest, attorney and arbitration fees totaling approximately $186,000. Net of third-party reimbursements, the impact to us was $321,000. We accrued the final arbitration settlement and recorded the reimbursement as a receivable as of September 30, 2007.
     A former alehouse employee of ours has commenced an action against us in California state court, alleging that he, and other employees were denied adequate opportunity to take meal or rest breaks as required by California law. The case is at an early stage and discovery has not been completed. The plaintiff has not made a motion requesting certification of the case as a class action, and at this point the case is not considered material to our financial condition or results of operations. We intend to vigorously defend the Company against this action.
     In addition to the matters discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
8. Segment Information
     Our management has identified two primary operating segments, beverage operations and alehouses, which are organized around differences in products and services and are managed separately because each business requires different production, management and marketing strategies. Beverage operations include the production and sale of our beverage products and beverage products that we contract manufacture for third parties, including both beer and soda. Until the end of 2006, we also produced a line of premium sodas which we now contract manufacture (Note 2). The alehouse segment consists of five alehouses which market and sell the full line of our beer products as well as food and certain merchandise.
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

     Segment information for the periods ended September 30, 2007 and 2006 is as follows (in thousands):

	Beverage
	Operations	Alehouse	Other	Total
Quarter ended September 30, 2007
Gross sales from external customers	$10,200	$4,371	$—	$14,571
Net sales from external customers	9,202	4,371	—	13,573
Intersegment revenues	150	—	(150)	—
Operating income (loss)	1,708	399	(2,167)	(60)
Capital expenditures	403	222	48	673
Total assets	21,708	4,717	9,536	35,961
Quarter ended September 30, 2006
Gross sales from external customers	$11,632	$4,145	$—	$15,777
Net sales from external customers	9,957	4,145	—	14,102
Intersegment revenues	152	—	(152)	—
Operating income (loss)	1,514	407	(1,818)	103
Capital expenditures	139	23	—	162
Total assets	21,700	5,173	8,764	35,637
Nine months ended September 30, 2007
Gross sales from external customers	$27,327	$12,149	$—	$39,476
Net sales from external customers	24,597	12,149	—	36,746
Intersegment revenues	400	—	(400)	—
Operating income (loss)	6,558	731	(5,863)	1,426
Capital expenditures	1,487	412	134	2,033
Total assets	21,708	4,717	9,536	35,961
Nine months ended September 30, 2006
Gross sales from external customers	$30,357	$11,502	$—	$41,859
Net sales from external customers	27,195	11,502	—	38,697
Intersegment revenues	411	—	(411)	—
Operating income (loss)	4,564	757	(5,549)	(228)
Capital expenditures	1,824	49	7	1,880
Total assets	21,700	5,173	8,764	35,637
9. Subsequent Event
     In November 2007, we entered into a five year purchase commitment for hops totaling approximately $1,127,000.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements concerning future performance, developments or events, concerning potential sales, restaurant expansion, production capacity, pending agreements with third parties and any other guidance on future periods, constitute forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof, or comparable terminology. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control and which could cause actual results or outcomes to differ materially from our stated expectations. Some factors, which could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007 and June 30, 2007 as filed with the Securities and Exchange Commission (SEC). Any forward-looking statements are made only as of the date hereof. We do not intend to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except as may be required by law. Our actual future results could differ materially from those projected in the forward-looking statements. We assume no obligation to update the forward-looking statements for such factors.
Overview
          We are engaged in the brewing, marketing and selling of craft beers under the Pyramid and MacTarnahan’s labels. Until the end of 2006, we also produced a line of premium sodas which we now contract manufacture for a third party as more fully discussed below. We also contract manufacture certain craft beers.
     We operate two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants located in Walnut Creek and Sacramento, California and Seattle, Washington. As of September 30, 2007, our products were distributed in approximately 38 states within the U.S. through a network of selected independent distributors and brokers.
     On January 2, 2007, we completed the sale of the Thomas Kemper Soda brand and related net assets and liabilities (“TK Soda Assets”) to The Kemper Company (“Kemper”). Under the terms of the transactions, we received $3.1 million for the TK Soda Assets, which include the brand and intellectual property, soda kegs, vehicles and point of sale materials. The transaction includes a five-year supply agreement (“Supply Agreement”) under which we will continue to manufacture Thomas Kemper Soda products for Kemper at our breweries in Portland, Oregon and Berkeley, California. Through this transaction, we have further increased our strategic focus on our beer business and have made and will continue to make a number of investments in our brewing infrastructure in the coming year. This includes investments in new kegs and fermentation tanks to handle additional growth, and improvements to our packaging processes to enhance production efficiencies.

Results of Operations
     The following table sets forth, for the periods indicated, certain selected unaudited operating data, expressed as a percentage of net sales.
SELECTED UNAUDITED OPERATING DATA

	Three Month Period Ended September 30,
	(in thousands, except barrel & per share amounts)
		% of		% of
	2007	Net Sales	2006	Net Sales
Gross sales	$14,571		$15,777
Less excise taxes	998		1,675

Net sales	13,573	100.0	14,102	100.0
Cost of sales	9,729	71.7	10,769	76.4

Gross margin	3,844	28.3	3,333	23.6
Selling, general and administrative expenses	3,904	28.8	3,230	22.9

Operating (loss) income	(60)	(0.5)	103	0.7
Other expense, net	(41)	(0.3)	28	0.2

(Loss) income before income taxes	(101)	(0.8)	131	0.9
Provision for income taxes	—	—	(1)	—

Net (loss) income	$(101)	(0.8)	$130	0.9

Basic and diluted net (loss) earnings per share	$(0.01)		$0.01

Operating data (in barrels):
Beer shipped	56,500		53,400
Contract manufactured and soda shipped[1]	12,900		16,600

Total shipped	69,400		70,000

Annual production capacity	265,000		265,000

	Nine Month Period Ended September 30,
	(in thousands, except barrel & per share amounts)
		% of		% of
	2007	Net Sales	2006	Net Sales
Gross sales	$39,476		$41,859
Less excise taxes	2,730		3,162

Net sales	36,746	100.0	38,697	100.0
Cost of sales	26,878	73.1	29,276	75.7

Gross margin	9,868	26.9	9,421	24.3
Selling, general and administrative expenses	10,878	29.6	9,649	24.9
Gain on sale of net assets	2,436	6.6	—	—

Operating income (loss)	1,426	3.9	(228)	(0.6)
Other expense, net	(98)	(0.3)	(114)	(0.3)

Income (loss) before income taxes	1,328	3.6	(342)	(0.9)
Provision for income taxes	(3)	—	(6)	—

Net income (loss)	$1,325	3.6	$(348)	(0.9)

Basic net earnings (loss) per share	$0.15		$(0.04)

Diluted net earnings (loss) per share	$0.14		$(0.04)

Operating data (in barrels):
Beer shipped	152,600		142,700
Contract manufactured and soda shipped[1]	34,700		43,800

Total shipped	187,300		186,500

Annual production capacity	265,000		265,000

[1]	Prior year shipment data has been reclassified to conform to current year presentation. In the prior year, contract manufactured beer was included in total beer shipped. Current year contract manufactured and soda shipped includes soda which we began contract manufacturing for a third party in 2007 and contract manufactured beer.

QUARTER ENDED SEPTEMBER 30, 2007 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2006
     Gross Sales. Gross sales decreased 7.6%, or $1.2 million, to $14.6 million in the quarter ended September 30, 2007, from $15.8 million in the same quarter in 2006, driven primarily by wholesale beverage segment sales which decreased 12.3%, or $1.4 million, to $10.2 million in the third quarter. The decrease was primarily attributable to the fact that beginning in 2007, we now contract manufacture Thomas Kemper Soda as an agent, and as such, we record the revenues and cost of sales as a net amount in gross sales. Additionally, under the new Supply Agreement, we realize a reduced contractual sales rate as a contract manufacturer. Total beverage shipments decreased 0.9% to 69,400 barrels and of the total beverage shipments, beer shipments increased by 5.8% to 56,500 barrels in the quarter from 55,400 barrels in the same period in 2006, primarily due to increased Pyramid brand shipments. Pyramid brand shipments increased 5.7% for the quarter, driven primarily by our fall seasonal, Broken Rake. Additionally, Pyramid Hefe Weizen, our top selling product, contributed 1.7% to the increase in shipment volume for the quarter. The increase in beer shipments was offset by a decline in net contract manufactured and soda shipments of 3,700 barrels to 12,900 barrels for the quarter ended September 30, 2007. Alehouse sales increased 5.5% to $4.4 million in the third quarter of 2007 and showed sales growth in four locations, including double digit sales growth in our Seattle location, offset by a decline at the Sacramento location.
     Excise Taxes. Excise taxes were 9.8% and 14.4%, respectively, of gross beverage sales for the quarters ended September 30, 2007 and 2006. Per beer barrel shipped, excise taxes in the third quarter of 2007 decreased to $17.66 per beer barrel as compared to $30.29 per beer barrel in the same period in 2006. Federal taxes paid on beer shipments are determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis. The decrease in excise taxes on a per beer barrel basis is due primarily to the agreement reached with the federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) during the third quarter of 2006, thereby recognizing us as the brewer of record at the Portland brewery facility and which resulted in a $700,000 federal tax assessment.
     Gross Margin. Gross margin for the quarter ended September 30, 2007 increased 15.3% to $3.8 million from $3.3 million as compared to the same period in 2006, primarily as a result of a one-time impact of the $700,000 TTB excise tax assessment recorded during the third quarter of 2006, offset by decreased soda margins primarily due to a reduced contractual sales rate on Thomas Kemper Soda products under the new Supply Agreement with Kemper.

	Three Month Period Ended September 30,
			(in thousands)
		% of		% of
		Segment		Segment
Gross Margin	2007	Net Sales	2006	Net Sales	$ Change	% Change
Beverage Division	$3,445	37.4%	$2,926	29.4%	$519	17.7%
Alehouse Division	399	9.1%	407	9.8%	(8)	(2.0)%

Total	$3,844	28.3%	$3,333	23.6%	$511	15.3%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 20.9%, or $674,000, to $3.9 million for the quarter ended September 30, 2007, from $3.2 million in the same period in 2006. The additional expense was primarily attributable to an increase in selling and marketing expenses of $379,000 comprised of a $325,000 increase in selling expenses primarily due to increases in personnel and expansion efforts to $1.7 million, or 18.9% of net beverage segment sales, compared to $1.4 million, or 14.2% of net beverage segment sales in the same period in 2006, and a $54,000 increase in marketing expenses to $618,000 primarily due to increased brand building costs. Additionally, general and administrative expenses for the quarter ended September 30, 2007 increased by $295,000, to $1.5 million, due primarily to the net $321,000 Sound Beverage arbitration settlement.
     Other Expense, Net. Other expense, net, decreased to $41,000 of expense in the third quarter of 2007 from $28,000 of income in the third quarter of 2006, primarily attributable to an increase in interest expense associated with the TTB excise tax assessment and a decrease in other miscellaneous income.
     Income Taxes. As of September 30, 2007, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

     Net Loss. We reported net loss of $101,000 for the quarter ended September 30, 2007 compared to a net income of $130,000 in the same quarter of 2006. The net loss for the quarter ended September 30, 2007 is primarily due to an increase in selling, general and administrative expenses which included the Sound Beverage arbitration settlement.
     NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTH PERIOD ENDED
SEPTEMBER 30, 2006
     Gross Sales. Gross sales decreased 5.7%, or $2.4 million, to $39.5 million for the nine months ended September 30, 2007, from $41.9 million in the same period in 2006 driven primarily by wholesale beverage segment sales which decreased 10.0%, or $3.0 million, to $27.3 million for the nine months ended September 30, 2007. The decrease was primarily attributed to the fact that beginning in 2007, we now contract manufacture Thomas Kemper Soda products as an agent, and as such, we record the revenues and cost of sales as a net amount in gross sales. Additionally, under the new Supply Agreement, we realize a reduced contractual sales rate as a contract manufacturer. Total beverage shipments increased by 0.4% to 187,300 barrels and of the total beverage shipments, beer shipments increased 6.9% to 152,600 barrels in the nine months ended September 30, 2007 from 142,700 barrels in the same period in 2006, primarily due to increased Pyramid beer brand shipments. Pyramid brand shipments increased 7.1% in the nine months ended September 30, 2007, driven by Pyramid Hefe Weizen, our top selling product, which was up 5.8% in shipment volume for the period. The increase in beer shipments was offset by a decline in net contract manufactured and soda shipments of 9,100 barrels to 34,700 barrels for the nine months ended September 30, 2007. Alehouse sales increased 5.6% to $12.1 million for the first nine months of 2007 and showed sales growth in four locations including double digit sales growth in our Seattle location.
     Excise Taxes. Excise taxes were 10.0% and 10.4% respectively, of gross beverage sales for the nine months ended September 30, 2007 and 2006. Per beer barrel shipped, excise taxes for the nine months ended September 30, 2007, decreased to $17.73 per beer barrel as compared to $21.09 per beer barrel in the same period in 2006. Federal taxes paid on beer shipments are determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis. The decrease in excise taxes on a per beer barrel basis is due primarily to the agreement reached with TTB during the third quarter of 2006, thereby recognizing us as the brewer of record at the Portland brewery facility and which resulted in a $700,000 federal tax assessment.
     Gross Margin. Gross margin for the nine months ended September 30, 2007 increased 4.7% to $9.9 million from $9.4 million as compared to the same period in 2006, primarily as a result of a one-time impact of the $700,000 TTB excise tax assessment recorded during the third quarter of 2006 offset by decreased soda margins primarily due to reduced contractual sales rate on Thomas Kemper Soda products under the new Supply Agreement with Kemper.

	Nine Month Period Ended June 30,
			(in thousands)
		% of		% of
		Segment		Segment
Gross Margin	2007	Net Sales	2006	Net Sales	$ Change	% Change
Beverage Division	$9,137	37.1%	$8,664	31.9%	$473	5.5%
Alehouse Division	731	6.0%	757	6.6%	(26)	(3.4%)

Total	$9,868	26.9%	$9,421	24.3%	$447	4.7%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.7%, or $1.2 million to $10.9 million for the nine months ended September 30, 2007 from $9.6 million in the same period in 2006. The additional expense was primarily attributable to an increase in selling and marketing expenses of $1.3 million, comprised of a $915,000 increase in selling expenses primarily due to increases in personnel and expansion efforts to $5.0 million, or 20.4% of net beverage segment sales, compared to $4.1 million, or 15.1% of net beverage segment sales in the same period in 2006 and a $337,000 increase in marketing expenses to $1.8 million, primarily due to brand building efforts for our Pyramid and MacTarnahan’s brands including increased personnel and other advertising and sponsorship costs. General and administrative expenses for the nine months ended September 30, 2007 decreased by $23,000, to $4.1 million, due primarily to a decrease in CEO transition costs of $373,000 and decreases in professional fees attributed to higher legal costs in the prior year due to the TTB audit and the related contract manufacturing agreements with the Portland Brewing Company, offset by increases in public company costs associated primarily with our compliance efforts with Sarbanes-Oxley Act of 2002, and by the Sound Beverage arbitration settlement.

     Other Expense, Net. Other expense, net, decreased to $98,000 in the first nine months of 2007 from $114,000 in the first nine months of 2006, primarily attributable to an increase in interest expense associated with the TTB excise tax assessment offset by a decrease in interest expense associated with our capital lease obligation and a decrease in other miscellaneous income.
     Income Taxes. As of September 30, 2007, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
     Net Income (Loss). We reported net income of $1.3 million for the nine months ended September 30, 2007 compared to a net loss of $348,000 in the same period of 2006. The net income for the nine months ended September 30, 2007 is primarily due to the gain recognized on the sale of the TK Soda Assets of $2.4 million.
Liquidity and Capital Resources and Commitments
     We had a $580,000 and $227,000 balance of cash and cash equivalents and a $4.0 million and $3.1 million accounts receivable balance at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, our working capital was negative at $601,000 compared to negative $1.4 million at December 31, 2006. Our working capital was impacted positively by the proceeds received in connection with the sale of the TK Soda Assets, offset by the capital investment in our brewery infrastructure and the Sound Beverage arbitration settlement.
     Net cash used in operating activities for the nine months ended September 30, 2007 was $102,000, compared to net cash provided by operating activities of $742,000 for the nine months ended September 30, 2006. The increase in net cash used in operating activities is primarily attributed to the increase in accounts payable, accrued expenses and refundable deposits during the first nine months of 2007. Additionally, increases in selling and marketing expenses due to brand building and expansion efforts contributed to the increase in net cash used in operating activities.
     Net cash provided by investing activities totaled approximately $912,000 for the nine months ended September 30, 2007 compared to net cash used of $725,000 for the same period of the prior year. The increase in cash provided by investing activities primarily reflects the cash we received in conjunction with the sale of TK Assets offset by capital asset purchases in the first nine months of 2007, as compared to the same period in 2006.
     Net cash used in financing activities totaled approximately $457,000 during the nine months ended September 30, 2007, compared to net cash used of approximately $230,000 for the same period during 2006. The increase was primarily due to payments made on our capital lease obligation and our TTB excise tax obligation during the first nine months of 2007.
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
     In January 2007, we completed the sale of the TK Soda Assets to The Kemper Company. Through this transaction, we are further increasing our strategic focus on our beer business and have made a number of capital investments in our brewing infrastructure including investments in new kegs and the addition of a small-batch brewing facility in the Seattle Alehouse. We will continue to make improvements to enhance production efficiencies in our breweries to reduce costs and improve margins.
     We anticipate significant increases in hops and malt raw material costs in 2008 due to a combination of external factors that will likely affect most brewers in the US. We are aware of this impending cost impact and are taking measures to address the situation in the coming year. We believe that our cash flow from operating activities, tighter management of capital spending and cash management in combination with various financing options, including the line of credit and capital asset leasing, will provide adequate working capital to meet our needs. However, it is possible that our operations will not provide sufficient cash flow to meet out operating and investing needs and that the cash infusion from the sale of the TK Soda Assets may be insufficient to meet our capital investment requirements, which would require us to seek additional capital from other sources, which may not be available to us on attractive terms or at all.
Contingencies
     A former distributor of ours, filed a suit alleging that we unreasonably withheld consent to the transfer of distribution rights to another distributor. We contested this matter through binding arbitration. On October 5, 2007, the arbitrator issued a final arbitration settlement of $400,000 in damages, plus interest, attorney and arbitration fees totaling approximately $186,000. Net of third-party reimbursements, the impact to us was $321,000.
     A former alehouse employee of ours has commenced an action against us in California state court, alleging that he, and other employees were denied adequate opportunity to take meal or rest breaks as required by California law. The case is at an early stage and discovery has not been completed. The plaintiff has not made a motion requesting certification of the case as a class action, and at this point the case is not considered material to our financial condition or results of operations. We intend to vigorously defend the Company against this claim.
     In addition to the matters discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2007.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     We currently do not hold derivative instruments or engage in hedging activities, nor have we engaged in such activities in the past. Also, we did not have any outstanding variable rate debt as of September 30, 2007 due to the fact that we did not have an outstanding balance on the line credit. Further, we do not enter into significant transactions denominated in foreign currency. Accordingly, our direct exposure to risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments is not material.
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

     (b) Changes in internal controls
There were no significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2007 in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

DATE: November 14, 2007