Form 10-K
period 2007-12-31
PYRAMID BREWERIES INC
filed 2008-03-25
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter, June 30, 2007, was $21,673,627.

The number of shares outstanding of the registrant’s common stock as of March 10, 2008, was 9,155,085.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, will be incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2008, which definitive proxy statement or amendment to this annual report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2007 to which this Report relates.

PYRAMID BREWERIES INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Business

General

Pyramid Breweries Inc. (the “Company” or “Pyramid”) is one of the leading brewers of craft beers, and was recently ranked the 5th largest craft brewing company in the United States by The New Brewer, the Journal of the Association of Brewers (“Brewers Association”). We produce and market a line of high quality, full-flavored, hand-crafted beers under the Pyramid and MacTarnahan’s brand names. Our beers are brewed in small batches using traditional brewing methods which we distribute through a network of selected independent distributors. Our products are produced predominantly at our two main breweries, in Berkeley, California (“Berkeley Brewery”) and in Portland, Oregon (“Portland Brewery”). We also conduct small batch brewing at our alehouse restaurants, primarily for on-site consumption. We believe that the breweries and adjacent alehouses provide increased consumer awareness and loyalty for our brands by increasing opportunities for sampling and local product promotion. In 2007, we sold approximately 200,000 barrels of our beer and approximately 45,000 barrels of contract manufactured and soda products.

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

Until the end of 2006, we also produced a line of six premium quality, batch brewed sodas which were distributed utilizing the distribution channels established for beer products. Effective January 2, 2007, we entered into an Assets Purchase Agreement (“Purchase Agreement”) with The Kemper Company (“Kemper”) pursuant to which we agreed to sell the Thomas Kemper Soda brand and related net assets and liabilities (“TK Soda Assets”) to Kemper. Pursuant to the Purchase Agreement, Kemper paid $3.1 million in exchange for the TK Soda Assets, including the brand and other intellectual property, kegs, vehicles and point of sale materials. The transaction included a five-year supply agreement under which Pyramid continues to manufacture Thomas Kemper Soda products for Kemper at our breweries in Portland, Oregon and Berkeley, California.

We were incorporated as Hart Brewing Corporation in Washington in March 1984 and changed our name to Pyramid Breweries Inc. in May 1996. We are headquartered in Seattle, Washington. Our headquarters mailing address is 91 South Royal Brougham Way, Seattle, Washington, 98134, and the telephone number at that location is (206) 682-8322. Our website address is www.PyramidBrew.com.  For additional information regarding our MacTarnahan line of beer products, please see our website address at www.macsbeer.com.

Segment Financial Information

Pyramid has two operating segments: beverage operations and alehouses. Financial information with respect to our business segments appears in Note 15 to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

Our beverage operations, which are comprised primarily of sales to third party distributors, contributed approximately 68% of net sales in 2007. Alehouse operations contributed approximately 32% of net sales in 2007. The beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business; as such, we typically tend to collect within 30 days of a sale or immediately upon sale.

Industry Background

Our Pyramid and MacTarnahan’s beer brands compete primarily in the craft beer category, and secondarily in the larger “specialty” beer category (which includes craft beers, imports and super-premium beers). Nationally, craft beers represented approximately 4% of total beer sales in 2007, according to the Brewers Association. Craft beers are distinguishable from mass-produced beers by their wide range of fuller flavors, adherence to traditional

European styles and higher quality ingredients. Total beer shipments, including imports, increased approximately 1% in 2007, and craft beer shipments increased approximately 12% over the same period, according to the Brewers Association.

Craft beers generally sell for retail prices ranging from $5.99 to $9.99 per six-pack. Retail prices are set independently by distributors and retailers. Our retail prices are usually at the higher end of this range. Increased consumer demand for high quality, full-flavored beers allows for a price premium relative to mass-produced domestic beers. This price premium results in higher profit margins, which can motivate distributors and retailers to offer and promote craft beers. Our craft beers are sold primarily in 13 states that comprise the western United States, which accounted for approximately 75% of our 2007 shipments.

The overall domestic beer industry has shown little to no growth during the past three years. However, according to The New Brewer, the volume of craft beer shipments has increased approximately 33% during the same period and increased approximately 12% nationally in 2007 on a unit basis. This increase is related to shifting consumer tastes and to the continued trading up to more flavorful foods and drinks. The craft category growth rates in the Western markets, our core geography, grew about half of the national rate given the stronger category development of craft beers in many of the Western states relative to the rest of the country. Management believes that recent trends will continue and estimates growth in the national craft beer segment to continue in the 5% — 10% annual rate range for the next few years and expects that craft beer growth rates to be lower in the West than the national trend.

Until the end of 2006, we participated in the craft soda category with a line of full-flavored, batch brewed sodas sold under the Thomas Kemper Soda Company label which we had acquired in 1997. As discussed above, the TK Soda Assets were sold in January 2007 to Kemper; however, we will continue to manufacture Thomas Kemper Soda products for Kemper at our breweries in Portland, Oregon and Berkeley, California pursuant to a five-year supply agreement.

Business Strategy

We have developed a balanced growth platform, which includes growing our beverage portfolio in our core western United States markets, while continuing to improve our cost structure. Key elements of our strategy are: (i) building a strong portfolio of craft beer brands utilizing a direct store delivery distribution system through independent distributors, and (ii) building brand awareness and sales through Company-owned alehouse restaurants.

Building Strong Craft Beer Brands

We are committed to producing a portfolio of high quality craft beers to appeal to consumer tastes. We currently market beer under the Pyramid and MacTarnahan’s brands. The Pyramid brand accounted for approximately 87% of our total wholesale beer shipments in 2007. Building the flagship Pyramid Hefeweizen brand, which currently accounts for over half of total beer shipments, is the focus of our beer portfolio strategy, in combination with broadening market share of Pyramid line extensions in existing key markets.

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

Utilizing a Direct Store Delivery System through Independent Distributors

We distribute our products through a network of selected independent distributors who deliver directly to local grocery stores, convenience stores, restaurants and taverns. We believe this type of distribution system is best suited for developing local distribution of Pyramid products, particularly in draft beer accounts where there are important sampling and brand building opportunities. We have not aligned ourselves with the distribution system of a single brewer. This approach allows us to select distributors in each market that we believe will focus the greatest attention on our products and best promote our high quality craft beers. During 2007, we distributed our products through 163 wholesalers in 38 states. Consolidation in the distribution industry has resulted in a decrease in the number of distributors to which we distribute our product. We expect this trend to continue as additional industry consolidation is expected.

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

In addition to providing sampling and educational opportunities to alehouse customers, our breweries and alehouse restaurants are used to entertain the beverage trade and build relationships with distributors. The highly knowledgeable employees of the breweries and alehouse restaurants are an important source of consumer education and training for our distributors and retailers.

Although our alehouse restaurants are important in building brand awareness, we currently have no plans for opening additional alehouse restaurants. Concession vendors in certain airports and stadiums on the West Coast have chosen to prominently feature Pyramid products, and we will continue to work with concession vendors to increase the number of locations in which our products are featured. While these kiosks are not owned or operated by us and do not exclusively sell Pyramid branded beers, they do provide a captive, high-traffic venue to expose our products, build brand awareness and generate strong Pyramid-brand sales volume.

Contract Brewing Arrangement and Termination

In July 2004, we completed our purchase of certain Portland Brewing assets which included assets of the brewery and alehouse for total consideration, including transaction costs, of approximately $4.5 million, consisting of a combination of assumed liabilities, cash and 445,434 shares of Pyramid common stock valued at $3.26 per share. At the time of the acquisition, we entered into a contract brewing arrangement and other commercial arrangements with Portland Brewing whereby we subleased to Portland Brewing the premises on which the Portland Brewery is located and leased to Portland Brewing certain brewery equipment, engaged Portland Brewing to produce certain Company-branded beers on those premises, provided employees to Portland Brewing for Portland Brewing’s use in brewery operations, subleased to Portland Brewing the premises on which the MacTarnahan’s Taproom is located, and provided staffing and on-site management of the alehouse.

During 2006, the federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) concluded an audit of certain federal excise tax returns and related operations of the Company. Among other things, the TTB reviewed our contract brewing arrangement with Portland Brewing. At the conclusion of the audit, the TTB asserted that we, not Portland Brewing, had legal control of the Portland brewery facility for purposes of the federal excise tax laws and consequently had underpaid federal excise taxes on beer produced at that facility during the period January 1, 2005 through May 31, 2006. At the conclusion of the audit, we reached a settlement with the TTB that we would pay $700,000 to resolve all issues arising from the audit. After the receipt of all state and federal authorizations, we terminated contract brewing and other commercial arrangements with Portland Brewing in order to comply with the TTB’s interpretations of federal excise tax laws. At the end of 2007, the remaining settlement balance, payable in monthly installments of principal and interest, was approximately $433,000.

Products

We produce full-flavored, European and hybrid European beer styles using traditional ingredients and brewing methods. Some styles are available on a seasonal basis, and others are available only in certain geographic areas in accordance with our regional marketing strategy and state alcohol regulations. Each unique beer style is brewed with malted barley, wheat grains and hops, and in certain products, natural fruit extracts and spices. We avoid the use of less expensive ingredients due to our belief that quality is supremely important to success in the craft beer segment and that consumers are willing to pay for quality.

Our beverages are currently distributed only in bottles and kegs. We will continue to innovate, develop and test new products in order to meet the varying and changing tastes of our consumers.

Competition

Craft Beers

Competition within the craft beer market is based on product quality, taste, consistency, freshness, distribution, price, ability to differentiate products, promotional methods and other product support. Statistics from the latest study of the Brewers Association indicate there were approximately 1,400 craft brewers in the United States at the end of 2007. The majority of craft brewers operate from small brew-pubs producing under 2,000 barrels per year and sell all of their production at retail on the brewery premises. The remaining brewers market their products through channels similar to those utilized by us and, although many have limited geographic distribution, the result is significantly increased competition in all markets. The number of craft brewers has slightly increased since 2005, and this trend is currently expected to continue. Craft beer brewers face increasing challenges in gaining distribution of their products due to the intense level of competition and due to consolidation of their retail and distributor customer base.

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

Pyramid beer brand volume growth increased approximately 7% in 2007 and 18% in 2006. Our past volume growth was achieved predominantly through increasing penetration in Washington, Oregon and California, which we believe comprises one of the largest and most competitive craft and specialty beer markets in the United States. We have benefited from expansion of our core portfolio brands into southwestern states as well, and these states have delivered significant incremental volume. As these markets continue to mature, we may experience intensified competition, increased seasonal product offerings and aggressive price promotions.

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

In response to the growth of the craft beer segment in prior years, all of the national domestic brewers have introduced full-flavored beers. National brewers, with their greater financial resources, access to raw materials and their influence over their established national distribution networks, have increased competition for market share and increased price competition within the craft beer segment. There is also awareness that distributors are consolidating to improve profit margins. These factors could have the effect of reducing the distribution options or lowering priorities for our products. While such actions have not at this time denied access to any market or trade channel for our products, there can be no guarantee that this will not happen in the future.

Alehouses

The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, the cost and availability of raw materials, labor and energy, purchasing power, governmental regulations and local competitive factors. Any change in these or other related factors could adversely affect our restaurant operations. Accordingly, we must constantly evolve and refine the critical elements of our alehouse restaurants over time to maintain our longer-term competitiveness. We attempt to manage these factors, but the occurrence of any one of these factors could cause the entire alehouse operation to be adversely affected.

We have been impacted by the recent growth of national specialty restaurant chains in our key California markets. We believe that our Walnut Creek and Sacramento alehouses have been negatively impacted by the opening of several new national competitors at nearby locations. However, we believe that we will be able to continue to successfully compete with these national chains by offering a more unique customer experience, focusing on the quality of our craft beers as well as offering varied and competitively priced menu items. The alehouse restaurants continually change menu offerings, adjusting meal choices for shifting consumer tastes, such as providing regional items on our daily menus. We perform small batch brewing at our alehouse restaurants, primarily for on-site consumption, offering a “brewer’s handle” at each alehouse restaurant location. Additionally, we conduct many public and private charitable events at our alehouse restaurants, and our alehouses have become a key fixture in the local communities in which we operate. We believe that our alehouse restaurants serve a function for recruiting new consumers of our craft brewed beers and that our focus on quality and service will allow us to remain competitive in the restaurant business.

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

Sources and Availability of Raw Materials

The products we manufacture require a large volume of various agricultural products, including hops, barley and malt. The costs of these agricultural products along with other material costs such as glass and cardboard, have escalated over the past several years and have experienced significant increases in 2008 due to a combination of external factors. While we fulfill our raw materials requirements through purchases from various sources, have secured critical raw material availability and prices with certain vendors, and believe that adequate supplies are available, we cannot predict with certainty future availability or market prices of such products and materials. The price and supply of raw materials will be determined by, among other factors, the level of crop production both in the U.S. and around the world, weather conditions, export demand, and government regulations and legislation affecting agriculture and trade.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Significant portions of our net revenues and profits are realized during the warmer second and third quarters of the fiscal year. Because of the seasonality of the business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Concentration with a Single Distributor

We have one beverage distributor which comprises approximately 13% of gross revenues. Financial information with respect to this distributor appears in Note 15 to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

Government Regulations

Restaurant Regulation

Our alehouse restaurant facilities are subject to regulation by federal agencies and to licensing and regulation by state and local employment, health, sanitation, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building and zoning requirements, the preparation and sale of food and alcoholic beverages, and accessibility of restaurants to disabled customers. Various federal and state labor laws govern our relationship with our employees, including minimum wage requirements, overtime, meal and rest breaks, working conditions and immigration requirements. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could have an adverse effect on our results of operations. Management believes we are operating in material compliance with applicable laws and regulations governing our operations. Changes in laws, regulations or higher taxes could have an adverse effect on our results of operations.

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

In 2003, the Bureau of Alcohol Tobacco and Firearms (“BATF”) was divided into two new bureaus, the BATF and the Alcohol and Tobacco Tax and Trade Bureau (“TTB”). The BATF, part of the Department of Justice, oversees the firearms, explosives and arson programs, and the TTB, part of the Department of Treasury, handles the regulatory aspects of the alcohol and tobacco industries, to which we are subject.

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

Because of the many various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within their jurisdiction. There can be no assurance that any such regulatory action would not have a material adverse effect upon us or our operating results. Management believes we are operating in material compliance with applicable laws and regulations governing our operations.

Taxation

The federal government levies excise taxes on alcoholic beverages, including beer. For brewers producing no more than 2.0 million barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first

60,000 barrels of beer removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of beer for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel. We have been able to take advantage of this reduced tax on the first 60,000 barrels of beer produced.

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

“Dram Shop” Laws

We are subject to “dram shop” laws in most states where we currently operate. These laws generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. However, a judgment against us under a “dram shop” statute in excess of our liability coverage could have a material adverse effect on our operation.

Trademarks

We have obtained United States Trademark Registrations for several trademarks, including but not limited to Pyramid®, Pyramid Ales®, Pyramid Alehouse®, Pyramid Breweries®, MacTarnahan’s®, Portland Brewing® as well as trademarks and pending trademark applications on individual products and design logos. As discussed above, the Thomas Kemper Soda Company brands, Thomas Kemper® trademarks and related assets were sold in January 2007 to Kemper.

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

Employees

At December 31, 2007, we employed 502 employees, including 63 in our brewery operations, 366 in our Alehouse segment, 53 in sales and marketing and 20 in general and administrative. No employee is covered by a collective bargaining agreement, and we have never experienced an organized work stoppage, strike or labor dispute. We believe we maintain good relations with our employees.

Available Information

We maintain an Internet site at http://www.PyramidBrew.com. We make available free of charge on or through our Internet site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide printed copies of our electronic filings free of charge upon request.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own two full production breweries, with adjacent alehouse restaurants located in Berkeley, California and Portland, Oregon and three alehouse restaurants in Sacramento and Walnut Creek, California and Seattle, Washington. We also do small batch brewing at our three stand-alone alehouse restaurants, primarily for on-site consumption. The estimated total annual beer capacity of the five breweries was approximately 280,000 barrels at the end of 2007.

The Seattle Alehouse

Opened in March 1995, the Seattle Alehouse, our flagship alehouse restaurant, along with our corporate offices reside near downtown Seattle. During 2005, production at our former Seattle Brewery was consolidated into the Portland Brewery in order to reduce production costs and streamline production and distribution. The alehouse restaurant continues to produce beer locally in our small, on-site brewery. The Seattle Alehouse restaurant seats 490 and has an outdoor seating area. We lease approximately 34,000 square feet of building area. The original term of the Seattle building lease expired in 2004, and the first option to extend the lease for an additional five-year period was exercised with remaining options to extend the lease term for two more five-year periods.

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

The Portland Brewery and MacTarnahan’s Taproom

Acquired in July 2004, the Portland Brewery facility and the MacTarnahan’s Taproom restaurant are housed in two leased adjacent buildings of approximately 40,000 square feet. The lease for the Brewery facility was renewed in July 2006. The current lease period extends through 2011. Two five-year options to extend remain available. The MacTarnahan’s Taproom building lease expires in 2014. Two five-year options to extend remain available. The current brewery has an estimated annual beer production capacity of 130,000 barrels. The brewery facility has a designed maximum potential capacity in excess of 200,000 barrels, which can be achieved by adding more fermentation capacity. The MacTarnahan’s Taproom restaurant has seating for 170 plus an outdoor seating area.

The Walnut Creek Alehouse

Opened in May 2002, the Walnut Creek Alehouse is located in a leased building of approximately 7,800 square feet. The restaurant has a small, on-site brewery. The Walnut Creek Alehouse has seating for 275 plus an outdoor seating area. The building was leased commencing in October 2001 for an initial 11-year term, with options to extend the lease term for three five-year periods and one four-year period.

The Sacramento Alehouse

Opened in July 2003, the Sacramento Alehouse is located in a leased building of approximately 9,500 square feet. The restaurant has a small, on-site brewery. The Sacramento Alehouse has seating for 320 plus an outdoor seating area. The building lease was entered into April 2002, commencing in July 2003 for an initial 10-year and 8-month term, with options to extend the lease term for two five-year periods.

Item 3.	Legal Proceedings

A former distributor of ours filed a suit alleging that we unreasonably withheld consent to the transfer of distribution rights to another distributor. We contested this matter through binding arbitration. In October 2007, the arbitrator issued a final arbitration settlement of $400,000 in damages, plus interest, attorney and arbitration fees totaling approximately $186,000. Net of third-party reimbursements, the impact to us was $321,000.

A former alehouse employee has commenced an action against us in California state court (Taylor v. Pyramid Breweries Inc., et al, Case No. 07AS02039, Sacramento California Superior Court) alleging that he and other employees were denied adequate opportunity to take meal and rest breaks as required by California law. The suit was filed as a potential class action, but no motion requesting certification of the case as a class action has been filed. Discovery in the case has commenced. No trial date has been set. Mediation is scheduled for April 2008. If the Company were to agree to a settlement as a result of the mediation, it would be on a classwide basis, requiring court approval. At this time, it is not possible to estimate the amount or range of potential loss with any degree of certainty.

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

Our common stock trades on the NASDAQ Global Market under the ticker symbol “PMID.” The following table sets forth the high and low reported sales prices per share of our common stock:

	High	Low

2007
First Quarter	$4.45	$2.87
Second Quarter	4.15	3.10
Third Quarter	3.50	2.50
Fourth Quarter	4.66	1.68
2006
First Quarter	$2.79	$2.10
Second Quarter	2.74	2.20
Third Quarter	2.74	2.13
Fourth Quarter	3.50	2.39

On March 10, 2008, we had approximately 316 stockholders of record. The last reported sale price per share on March 10, 2008, was $2.04.

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

Stock Repurchases

The following table summaries our repurchases of our common stock during 2007:

			Total Number	Approximate Dollar
			of Shares	Value of
			Purchased as	Shares that May Yet Be
		Average	Part of Publicly	Purchased Under
	Total Number of	Price Paid	Announced Plans	the Plans or
Period	Shares Purchased(1)	per Share	or Programs(2)	Programs
				(In millions)

January 1 — November 30, 2007	—	$—	—	$1.1
December 1 — December 31, 2007	4,214	2.20	4,214	1.1

Total	4,214	$2.20	4,214	$1.1

(1)	In December 2007, we withheld 4,214 shares to pay taxes due upon vesting of restricted stock and plan to withhold an additional 11,862 shares in the first quarter of 2008 to pay taxes due upon vesting. No shares were repurchased in 2006 under the stock buyback plan.

(2)	In December 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2.0 million of our outstanding common stock on the open market. Stock purchases are at the discretion of management and depend, among other things, on our results of operations, capital requirements and financial condition, and on such other factors as our management may consider relevant. At December 31, 2007 and 2006, approximately $1.1 million of our outstanding common stock was available from board authorizations to repurchase.

Sale of Unregistered Securities

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements concerning future performance, developments or events, concerning potential sales, production capacity, pending agreements with third parties and any other guidance on future periods, constitute forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof, or comparable terminology. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control and which could cause actual results or outcomes to differ materially from our stated expectations. Any forward-looking statements are made only as of the date hereof. We do not undertake any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except as may be required by law. Our actual future results could differ materially from those projected in the forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in forward-looking statements include:

•	increased competition from craft and imported beer producers as well as from national brewers with greater financial resources and more extensive distribution networks than ours,

•	reductions in distribution options through our independent distributors,

•	increased competition from national restaurant chains with greater financial resources and greater economies of scale,

•	inability of Pyramid to achieve anticipated cost reductions,

•	changes in and compliance with governmental policies and regulations with respect to our products, including the adoption by the TTB of more restrictive application of the excise tax rules,

•	competitive pressures that cause decreases in the selling prices of our products,

•	declines in our operating margins due to the impact of increasing raw material, fuel costs and other factors,

•	seasonal fluctuations due to higher sales during the summer months,

•	acquisitions or divestitures that may adversely affect our financial condition, and

•	the failure by us to perform under any of our agreements.

Overview

We are engaged in the brewing, marketing and selling of craft beers under the Pyramid and MacTarnahan’s labels. Until the end of 2006, we also produced a line of gourmet sodas under the Thomas Kemper Soda Company label, which we subsequently sold in January 2007 as more fully discussed below.

We operate two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants located in Walnut Creek and Sacramento, California and Seattle, Washington. As of December 31, 2007, our products were distributed in approximately 38 states within the U.S. through a network of selected independent distributors and brokers.

Our revenues consist primarily of sales of beer to third-party distributors who distribute to independent retailers, sales of contract manufactured and soda products and retail sales of beer, soda, food, apparel and other items in our alehouse restaurants. For the years ended December 31, 2007 and 2006 respectively, approximately 68% and 71% of our net sales were beverage segment sales, while total alehouse segment sales accounted for 32% and 29% respectively.

We sell our craft beers in bottles and kegs. Although bottled products normally sell for a higher per barrel selling price, gross margin on our draft products is typically higher as a percentage compared to bottled products. Changes in the proportion of sales of bottled and draft products therefore will affect our gross margin. For 2007 and 2006, approximately 59% and 60% respectively, of our sales of craft beers were bottled products.

During 2006, the federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) concluded an audit of certain federal excise tax returns and related operations of the Company. Among other things, the TTB reviewed our contract brewing arrangement with Portland Brewing Company (“Portland Brewing”). At the conclusion of the audit, the TTB asserted that we, not Portland Brewing, had legal control of the Portland brewery facility for purposes of the federal excise tax laws and consequently had underpaid federal excise taxes on beer produced at that facility during the period January 1, 2005 through May 31, 2006. At the conclusion of the audit, we reached a settlement with the TTB that we would pay $700,000 to resolve all issues arising from the audit. After the receipt of all state and federal authorizations, we terminated contract brewing and other commercial arrangements with Portland Brewing in order to comply with the TTB’s interpretations of federal excise tax laws. At the end of 2007, the remaining settlement balance, payable in monthly installments of principal and interest, was approximately $433,000.

On January 2, 2007, we completed the sale of the Thomas Kemper Soda brand and related net assets and liabilities (“TK Soda Assets”) to The Kemper Company (“Kemper”), a new company formed by Adventure Funds, a Portland-based equity investment fund. Under terms of the transactions, we received $3.1 million for the TK Soda Assets including the brand and intellectual property, soda kegs, vehicles and point of sale materials. The transaction includes a five-year supply agreement (“Supply Agreement”) under which we will continue to manufacture Thomas Kemper Soda products for Kemper at our breweries in Portland, Oregon and Berkeley, California. Through this transaction, we further increased our strategic focus on our beer business and made a number of investments in our brewing infrastructure during 2007.

Results of Operations

Years Ended December 31, 2007 and 2006

Gross Sales.  Gross sales decreased 5.2%, or $2.8 million, to $51.1 million for the year ended December 31, 2007, from $53.9 million in 2006, driven primarily by wholesale beverage segment sales which decreased 8.9%, or $3.5 million, to $35.8 million during the year. The decrease was primarily attributable to the fact that beginning in 2007, we now contract manufacture Thomas Kemper Soda as an agent, and as such, we record the revenues and cost of sales as a net amount in gross sales. Additionally, under the new Supply Agreement, we realize a reduced contractual sales rate as a contract manufacturer. Total beverage shipments increased 0.9% to 245,000 barrels and of the total beverage shipments, beer shipments increased by 6.7% to 200,000 barrels in 2007 from 188,000 barrels in 2006, primarily due to increased Pyramid brand shipments. Pyramid brand shipments increased 6.8% to 175,000 barrels for the year, driven by Pyramid Hefeweizen, our top selling product, which was up 6.1% in shipment volume for the year. Increases in other beer brand shipments of 6.2% to 26,000 barrels in 2007 also contributed to the increase in beer shipments, primarily attributed to the MacTarnahan’s family which increased 8.2%. The increase in beer shipments was offset by a decline in net contract manufactured and soda shipments of 10,000 barrels to 45,000 barrels in 2007 from 55,000 barrels in 2006. Alehouse sales of $15.3 million increased 4.8% over a year ago, primarily due to an increase in sales at our Seattle and Walnut Creek Alehouse locations.

Excise Taxes.  Excise taxes were 9.5% and 10.1%, respectively, of gross beverage sales for the years ended December 31, 2007 and 2006. Per beer barrel shipped excise taxes in 2007 decreased to $17.00 per beer barrel as compared to $20.00 for the same period in 2006. Federal taxes paid on beer shipments are determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis. The decrease in excise taxes on a per beer barrel basis is due primarily to the agreement reached with the TTB during 2006, thereby recognizing us as the brewer of record at the Portland brewery facility and which resulted in a $700,000 federal tax assessment.

Gross Margin.  Gross margin increased 1.7% to $11.8 million in 2007 from $11.6 million in 2006, primarily as a result of higher sales volumes in the beverage segment at more favorable prices, offset by decreased soda margins primarily due to a reduced contractual sales rate on Thomas Kemper Soda products under the Supply Agreement with Kemper and asset impairment charges totaling $430,000 relating to the continued weaker than expected results in our Sacramento Alehouse and the Berkeley Brewery bottling line filler which is being replaced in March 2008. Gross margin as a percentage of net sales increased to 24.7% for the year ended December 31, 2007, as compared to 23.2% in 2006.

The following table represents the gross margin comparisons and changes by segment for the years ended December 31, 2007 and 2006 (in thousands):

		% of		% of
		Segment		Segment
Gross Margin	2007	Net Sales	2006	Net Sales	$ Change	% Change

Beverage Segment	$11,337	35.0%	$10,843	30.7%	$494	4.6%
Alehouse Segment	457	3.0%	752	5.1%	(295)	(39.2)%

Total	$11,794	24.7%	$11,595	23.2%	$199	1.7%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 12.3%, or $1.6 million, to $14.6 million for the year ended December 31, 2007, from $13.0 million in 2006. The additional expense was primarily attributed to an increase in selling and marketing expenses of $1.5 million, to $9.1 million comprised of a $1.2 million increase in selling expenses primarily due to increases in personnel and expansion efforts to $6.8 million, or 21.0% of net beverage segment sales, compared to $5.6 million, or 15.7% of net beverage segment sales in 2006, and a $284,000 increase in marketing expenses to $2.3 million primarily due to brand building efforts for our Pyramid and MacTarnahan’s brands including increased personnel. Additionally, general and administrative expenses increased by $68,000, to $5.4 million, due primarily to increases in public company costs associated primarily with our compliance efforts with Sarbanes-Oxley Act of 2002 and by the distributor arbitration net settlement of $321,000, offset by a decrease in executive transition costs of approximately $432,000 and decreases in professional fees attributed to higher legal costs in the prior year due to the TTB audit and the related contract manufacturing agreements with the Portland Brewing Company.

Other Expense, net.  Other expense, net, decreased to $155,000 for the year ended December 31, 2007, from $190,000 in 2006, primarily attributable to a decrease in interest expense associated with our capital lease agreement (Note 8 to the consolidated financial statements), offset by an increase in interest expense associated with the TTB excise tax assessment.

Income Taxes.  As of December 31, 2007, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

Net Loss.  We reported a net loss of $488,000 for the year ended December 31, 2007, compared to a net loss of $1.6 million in 2006. The net loss in 2007 was positively impacted by the one-time gain on the sale of the TK Soda Assets of $2.4 million. Offsetting this was an increase in selling and marketing expenses due to the expansion and brand building efforts including costs associated with increased personnel and asset impairment charges totaling $430,000 relating to the underperforming Sacramento alehouse and the Berkeley brewery bottling line filler which is being replaced in March 2008.

Liquidity and Capital Resources

As of December 31, 2007, we had a $201,000 balance of cash and cash equivalents and a $3.3 million accounts receivable balance. Our working capital was negative at $1.9 million compared to negative $1.4 million at December 31, 2006. Our working capital was primarily impacted as a result of an increase in the refundable deposits liability.

Net cash used in operating activities for the year ended December 31, 2007 totaled approximately $275,000, compared to net cash provided by operating activities of approximately $1.1 million in 2006. The increase in cash used by operating activities was primarily due to the change in our net loss driven by increased selling and marketing expenses due to brand building and expansion efforts, offset by the gain on the sale of the TK Soda Assets and the increase in refundable deposits resulting from a deposit rate increase charged to customers for returnable containers. As the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.

Net cash provided by investing activities totaled approximately $562,000 for the year ended December 31, 2007 compared to net cash used of $891,000 in 2006. The cash provided by investing activities in 2007 was primarily due to the cash we received in conjunction with the sale of the TK Soda Assets offset by capital improvements in our breweries and alehouses during the year. Net cash used in investing activities in 2006 was primarily due to capital investments in our breweries.

Net cash used in financing activities totaled approximately $313,000 for the year ended December 31, 2007, compared to approximately $364,000 for 2006. The decrease in net cash used in financing activities during the year was primarily due to borrowings on the line of credit as of December 31, 2007, offset by a full year of payments to the TTB in connection with the excise tax settlement. We will continue to make monthly settlement payments to the TTB through November 2009.

In January 2007, we completed the sale of the TK Soda Assets to Kemper. Through this transaction, we are further increasing our strategic focus on our beer business and have made a number of investments in our brewing infrastructure. This includes investments in brewery equipment and new kegs to handle additional growth and the addition of a small-batch brewing facility in the Seattle Alehouse. Additionally, we are installed a new bottling line filler in our Berkeley brewery in March 2008 which will generate significant production efficiencies.

In February 2008, we entered into a non-cancelable capital lease agreement for the lease of up to $2.5 million in brewery equipment which includes previous purchases made during 2007, in addition to the new bottling line filler and other 2008 planned improvements. The debt is payable over a 30-month period. We are required by the terms of the lease agreement to furnish a standby letter of credit in the amount of $995,000. This letter of credit replaces a $345,000 letter of credit previously provided in conjunction with our February 2006 purchase of kegs.

Additionally in February 2008, we renegotiated our line of credit agreement which makes available a $3.25 million line of credit, stepping down to $2.5 million effective September 2008 through the maturity on March 31, 2009. A portion of the line of credit, $995,000, has been reserved to support a standby letter of credit for the brewery equipment financing. Any borrowings are subject to an interest rate of prime plus 0.5%, fully floating, with a 0.8% commitment fee. Under the terms of the agreement, we must limit capital expenditures, annually, to $2.5 million and adhere to certain financial performance covenants with a restriction on the payment of future dividends.

We have taken measures to streamline our cost structure and achieve profitability during a period where there have been major cost increases and availability challenges of key raw materials in 2008. These measures include:

•	A significant pricing increase on beer across all brands/packages for the retail market and on food/beer in our Alehouses,

•	A major expense reduction initiative projected to reduce our 2008 expenses that included targeted staff reductions affecting approximately 10% of our salaried workforce,

•	A delay in our Eastern expansion to be even more focused on our core Western markets,

•	Investment in a new bottling line filler in our Berkeley brewery, which will generate significant efficiencies, and

•	Securing critical raw materials availability and pricing over the next several years.

As a result of our major expense reduction initiative, we initiated targeted staff reductions that were concentrated on aligning our sales headcount with a strategic refocus to our core Western markets, as well as lowering the overall cost structure in supporting departments. The staff reductions were completed in early March 2008. The expense reduction initiative will allow us to provide both the necessary support to our core products and markets while affording an opportunity for improvement in profitability.

As a result of the measures described above, we believe that our cash flow from operating activities, tighter management of capital spending for 2008 and cash management in combination with various financing options, including the line of credit and capital asset leasing, should provide adequate working capital to meet our needs. Additionally, we believe that the cash provided from the financing of the brewery equipment will improve our liquidity by reducing our reliance on our line of credit during the seasonally slow first quarter of 2008, while allowing us to make these capital investments. However, it is possible that some or all of our cash requirements may not be met by these activities, which would require us to seek additional capital from other sources, which may not be available to us on attractive terms or at all.

Contractual Obligations

At December 31, 2007, our commitment to make future payments under contractual obligations was as follows (in thousands):

		Less than			After
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating leases(1)	$3,809	$1,103	$1,540	$909	$257
Capital leases(2)	468	468	—	—	—
Note payable(3)	7,566	110	243	271	6,942
TTB excise tax assessment(4)	433	218	215	—	—
Raw material commitments(5)	2,147	508	745	612	282

	$14,423	$2,407	$2,743	$1,792	$7,481

(1)	We have obligations in the form of revenue sharing provisions in certain alehouse lease agreements, based on the excess of the percentage of revenue over the minimum lease payment. For the years ended December 31, 2007 and 2006, there were no amounts owed under revenue sharing agreements.

(2)	In 2006, we acquired 14,500 of new kegs under our capital lease agreement (Note 8 to the consolidated financial statements) for a total of $1.2 million, payable over a 30-month period.

(3)	The amounts are principal only payments as stated in securitized financing arrangement for the Berkeley Facility purchase.

(4)	In 2006, we settled with the TTB, resolving all issues arising from the audit including the federal tax assessments for the period at issue for a total amount of $700,000, payable in monthly installments for a period of three years.

(5)	In 2007, we secured critical raw material availability and pricing over the next several years by entering into purchase commitments to ensure we have the necessary supply to meet future production requirements.

In conjunction with the Portland Brewing asset purchase, we entered into a five-year earn-out agreement with Portland Brewing which may result in additional payments to Portland Brewing based on sales of Portland Brewing brands during the earn-out period through December 31, 2008. For the years ended December 31, 2007 and 2006, there were no amounts owed under the earn-out.

Contingencies

During 2006, the TTB concluded an audit of certain federal excise tax returns and related operations of the Company. Among other things, the TTB reviewed our contract brewing arrangement with Portland Brewing. At the conclusion of the audit, the TTB asserted that we, not Portland Brewing, had legal control of the Portland brewery facility for purposes of the federal excise tax laws and consequently had underpaid federal excise taxes on beer produced at that facility during the period January 1, 2005 through May 31, 2006. At the conclusion of the audit, we reached a settlement with the TTB that we would pay $700,000 to resolve all issues arising from the audit. After the receipt of all state and federal authorizations, we terminated contract brewing and other commercial arrangements with Portland Brewing in order to comply with the TTB’s interpretations of federal excise tax laws. At the end of 2007, the remaining settlement balance, payable in monthly installments of principal and interest, was approximately $433,000.

A former distributor of ours, filed a suit alleging that we unreasonably withheld consent to the transfer of distribution rights to another distributor. We contested this matter through binding arbitration. In October 2007, the arbitrator issued a final arbitration settlement of $400,000 in damages, plus interest, attorney and arbitration fees totaling approximately $186,000. Net of third-party reimbursements, the impact to us was $321,000.

A former alehouse employee has commenced an action against us in California state court (Taylor v. Pyramid Breweries Inc., et al, Case No. 07AS02039, Sacramento California Superior Court) alleging that he and other employees were denied adequate opportunity to take meal and rest breaks as required by California law. The suit was filed as a potential class action, but no motion requesting certification of the case as a class action has been filed.

Discovery in the case has commenced. No trial date has been set. Mediation is scheduled for April 2008. If the Company were to agree to a settlement as a result of the mediation, it would be on a classwide basis, requiring court approval. At this time, it is not possible to estimate the amount or range of potential loss with any degree of certainty.

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

Long-Lived Assets Impairment.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, but at least annually for our alehouse restaurants. Our evaluation is based on an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less the estimated costs to sell. Long-lived assets are written down to their estimated net fair value calculated using a discounted future cash flow analysis in the event of an impairment. If circumstances related to our long-lived assets change, our valuation of the long-lived assets could materially change.

As of December 31, 2007, we recorded a $280,000 asset impairment charge to alehouse segment cost of sales related to the long-lived assets of the Sacramento alehouse restaurant resulting from an impairment analysis performed due in part to continued weaker than expected results in that location.

As of December 31, 2007, we recorded an asset impairment charge totaling $150,000 to beverage segment cost of sales related to the bottling line filler assets of the Berkeley Brewery resulting from an impairment analysis preformed in anticipation of replacing the bottling line filler assets in 2008.

No impairment charges of long-lived assets were recognized during the year ended December 31, 2006. There can be no assurance that future impairment tests will not result in a charge to earnings.

Keg Deposit Liability.  We purchase kegs from vendors and record these assets in property, plant and equipment. When the kegs are shipped to the distributors, a keg deposit is collected based on, among other things, the size of the keg and the destination point and is refunded to the distributors upon return of the kegs to us. The keg deposit liability is recorded as a current liability. On a periodic basis, typically annually, management is required to make certain estimates regarding the physical count of kegs in the marketplace, estimated loss of kegs, expectations regarding keg returns and assumptions that affect the reported amounts of keg deposit liabilities and keg assets in property, plant and equipment at the date of the financial statements. Actual keg deposit liability could differ from the estimates.

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

Beverage segment revenues under the contract manufacturing arrangements with Kemper were recorded on a net basis pursuant to the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent as we are an agent in accordance with the indicators which include the following: (i) the Company is not the primary obligor in the arrangement; (ii) the amount the Company earns is fixed; and (iii) the Company does not have credit risk.

Stock-based Compensation.  We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R), Share-Based Payment. We use the Black-Scholes option-pricing method, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures) and, ultimately, the expense that will be recognized over the life of the options for only the portion of options expected to vest. Therefore, we applied an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, additional adjustments to compensation expense may be required in future periods. Additionally, the risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not provided for a dividend assumption in the Black-Scholes valuation method as we currently do not expect to declare or pay dividends in the future. Changes in the subjective assumptions can materially affect the fair value estimate of stock-based compensation and consequently, the related expense recognized on the consolidated statements of income.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions including whether to file or not to file a return in a particular jurisdiction. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of December 31, 2007, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified.

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

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 was effective for our fiscal year 2007 annual financial statements. We adopted SAB 108 effective January 1, 2006. During the fourth quarter of 2006, we increased beginning accumulated deficit by $258,000, and increased deferred rent by $174,000 (Note 16 to the consolidated financial statements).

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us as of the beginning of our 2008 fiscal year. The impact of adopting SFAS No. 157 did not have a material effect on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement was effective for us as of the beginning of our 2008 fiscal year. The impact of adopting SFAS No. 159 did not have a material effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, but retains the underlying concepts of SFAS 141 statement around the purchase method of accounting for acquisitions. SFAS No. 141(R) does require a number of changes, including generally expensing acquisition costs as incurred and expensing restructuring costs associated with a business combination subsequent to the acquisition date. SFAS No. 141R is effective on a prospective basis and would apply for us as of the beginning of our 2009 fiscal year. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pyramid Breweries Inc.

We have audited the accompanying consolidated balance sheets of Pyramid Breweries Inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pyramid Breweries Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/  MOSS ADAMS LLP

Seattle, Washington
March 24, 2008

PYRAMID BREWERIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201	$227
Accounts receivable, net of $20,000 allowance	3,334	3,052
Inventories	2,177	1,877
Prepaid expenses and other	818	806
Current assets held for sale	—	86

Total current assets	6,530	6,048
Fixed assets, net	25,996	26,284
Assets held for sale, long-term	55	432
Intangibles, net	72	118
Escrow reserve	813	765
Other assets	410	393

Total assets	$33,876	$34,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,409	$3,260
Accrued expenses	2,583	2,834
Refundable deposits	1,225	483
Line of credit	241	—
Current portion of long-term financing	110	105
Current portion of capital lease obligation	468	385
Deferred rent — current	127	122
Liabilities held for sale	—	78
Other current liabilities	308	201

Total current liabilities	8,471	7,468
Long-term financing	7,456	7,566
Capital lease obligation	—	505
Deferred rent	464	590
Other liabilities	215	433
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000 issued and outstanding shares — 9,174,000 and 8,946,000 at December 31, 2007 and 2006, respectively	92	89
Additional paid-in capital	37,685	37,408
Accumulated deficit	(20,507)	(20,019)

Total stockholders’ equity	17,270	17,478

Total liabilities and stockholders’ equity	$33,876	$34,040

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
	(In thousands, except
	per share amounts)

Gross sales	$51,088	$53,893
Less excise taxes	3,404	3,982

Net sales	47,684	49,911
Cost of sales	35,890	38,316

Gross margin	11,794	11,595
Selling, general and administrative expenses	14,561	12,961
Gain on sale of net assets	2,436	—

Operating loss	(331)	(1,366)
Other expense, net	(155)	(190)

Loss before income taxes	(486)	(1,556)
Provision for income taxes	(2)	(5)

Net loss	$(488)	$(1,561)

Basic and diluted net loss per share	$(0.05)	$(0.18)

Weighted average basic and diluted shares outstanding	8,986,000	8,872,000

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	(In thousands)

Balance, December 31, 2005	8,806	$88	$37,023	$(18,200)	$18,911
Cumulative effect of adjustments from the adoption of SAB No. 108	—	—	—	(258)	(258)

Adjusted balance, December 31, 2005	8,806	$88	$37,023	$(18,458)	$18,653
Net loss	—	—	—	(1,561)	(1,561)
Stock issued via employee stock purchase plan	13	—	26	—	26
Exercised stock options	18	—	39	—	39
Stock-based compensation	109	1	320	—	321

Balance, December 31, 2006	8,946	$89	$37,408	$(20,019)	$17,478
Net loss	—	—	—	(488)	(488)
Stock issued via employee stock purchase plan	4	—	7	—	7
Exercised stock options	37	1	75	—	76
Stock-based compensation	187	2	195	—	197

Balance, December 31, 2007	9,174	$92	$37,685	$(20,507)	$17,270

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
	(In thousands)

OPERATING ACTIVITIES:
Net loss	$(488)	$(1,561)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	2,211	2,381
Stock-based compensation expense	197	321
Gain on sale of net assets	(2,436)	—
Asset impairment charge	430	—
Loss on sale or disposal of fixed assets	62	74
Deferred rent	(122)	(129)
TTB excise tax obligation	—	700
Changes in operating assets and liabilities:
Accounts receivable	(268)	(214)
Inventories	(300)	(78)
Prepaid expenses and other	37	(474)
Accounts payable and accrued expenses	(342)	90
Refundable deposits	744	(44)

Net cash (used) provided by operating activities	(275)	1,066

INVESTING ACTIVITIES:
Acquisitions of fixed assets	(2,383)	(891)
Proceeds from sale of fixed assets	2,945	—

Net cash provided (used) in investing activities	562	(891)

FINANCING ACTIVITIES:
Note payable	(105)	(99)
Payment on capital lease obligation	(422)	(264)
Payment on TTB excise tax obligation	(110)	(66)
Proceeds from exercise of stock options and stock issuance through the employee stock purchase plan	83	65
Net borrowings on line of credit	241	—

Net cash used in financing activities	(313)	(364)

Decrease in cash and cash equivalents	(26)	(189)
Cash and cash equivalents at beginning of year	227	416

Cash and cash equivalents at end of year	$201	$227

SUPPLEMENTAL DATA:
Interest paid	$555	$605
Acquisition of fixed assets through capital lease	—	1,154
Shares repurchased	4	—

See accompanying notes to consolidated financial statements.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies

The Company

Pyramid Breweries Inc. (“Pyramid” or the “Company”), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers. Until the end of 2006, we also produced a line of premium sodas (Note 2). We own two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan’s Taproom brand names in Berkeley, California and Portland, Oregon respectively and three alehouse restaurants in Walnut Creek and Sacramento, California and Seattle, Washington. We sell our products through a network of selected independent distributors, and as of December 31, 2007, our products were distributed in approximately 38 states within the U.S. Our core Pyramid brand family includes Hefeweizen and Apricot Ale beers and our other beer brands include MacTarnahan’s along with our smaller product lines reported under the Allied Brand designation.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PBC Acquisition, LLC, Pyramid Gilman Street Property, LLC and Thomas Kemper Soda Company, Inc. Inter-company transactions and balances are eliminated in consolidation. Subsequent to December 31, 2007, we merged PBC Acquisition and Thomas Kemper Soda Company, Inc. into Pyramid.

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

Fair Value of Financial Instruments

As of December 31, 2007 and 2006, the carrying amounts for cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

Accounts Receivable

Our accounts receivable balance includes balances from trade sales primarily from the sale of wholesale beer and contract manufactured and soda products. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for doubtful accounts of $20,000 as of December 31, 2007 and 2006, are netted against accounts receivable.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual cost, on a first-in, first-out basis and market represents the lower of replacement cost or estimated net realizable value. We regularly review our inventories for the presence of excess and obsolete inventory using criteria such as age, quality, seasonal demand forecasts and branding changes, and write-off or adjust the inventory to carrying value. Reserves for obsolete or excess inventories was $30,000 as of December 31, 2007 and 2006.

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

Returnable containers (primarily kegs) are capitalized at cost, depreciated over the estimated useful life of five to ten years and are included in fixed assets. Refundable deposits represent our liability for deposits charged to customers for returnable containers.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, but at least annually for our alehouse restaurants. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. The analysis is performed at the alehouse restaurant level for indicators of permanent impairment.

As of December 31, 2007, we recorded a $280,000 asset impairment charge to alehouse segment cost of sales related to the long-lived assets of the Sacramento alehouse restaurant resulting from an impairment analysis performed due in part to continued weaker than expected results in that location.

As of December 31, 2007, we recorded an asset impairment charge totaling $150,000 to beverage segment cost of sales related to the bottling line filler assets of the Berkeley Brewery resulting from an impairment analysis preformed in anticipation of replacing the bottling line filler assets in 2008.

No impairment charges of long-lived assets were recognized during the year ended December 31, 2006. There can be no assurance that future impairment tests will not result in a charge to earnings.

Assets Held For Sale, Long-term

Assets held for sale consist of assets, stated at fair value, that are available to sell in the current condition for which we have an active program to locate a buyer. In 2007, we identified approximately $55,000 of idle brewery assets that we intend to sell within one year. The assets held for sale balance as of December 31, 2006, of $432,000, represents the Thomas Kemper Soda assets held for sale (Note 2).

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trademarks

Trademarks, acquired in the 2004 acquisition of the Portland Brewing Company (“Portland Brewing”), were assigned a value of $228,000 based on an independent appraisal. The trademarks are being amortized over a five year life and the amortization expense is included in the Beverage Operations segment (Note 15). Amortization expense of $46,000 and $45,000 was recognized for the years ended December 31, 2007 and 2006, respectively. Accumulated amortization expense was $156,000 and $110,000 as of December 31, 2007 and 2006.

Revenue Recognition

We recognize revenue from the sale of wholesale beer and contract manufactured and soda products at the time of shipment, when the title to product passes to the customer in accordance with distributor sales agreements and collectibility is probable. Our revenue from our alehouses is comprised of food, beverage and merchandise, and is recognized at the time of sale.

We do not have standard terms that permit return of product. However, occasionally products are destroyed by distributors or us for quality reasons such as expiration of product. The costs for product returns are recorded in cost of sales in the Consolidated Statements of Operation and revenue is reduced at the value of the original sales price in the period that the product is returned.

We reported revenues under the contract manufacturing arrangements with the Kemper Company (Note 2) on a net basis pursuant to the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as we are an agent.

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

As presented in the Consolidated Statements of Operations, gross sales represents billed to customer activities. Excise taxes are taxes paid by us to state and federal government agencies. Net sales represent revenues to us net of applicable state and federal excise taxes.

Cost of Sales

Our cost of sales includes costs for the manufacture of beverage products and the costs of operating the alehouses. Cost of sales for the beverage segment includes beer and contract manufactured and soda raw materials, packaging materials, manufacturing costs, plant administrative support and overhead and freight costs. Cost of sales for the alehouse segment includes food raw ingredients, labor for food preparation and service costs and alehouse administrative support and overheads.

Advertising Costs

Advertising costs, which also includes promotions and sponsorships, are expensed as incurred. Total advertising expense was approximately $718,000 and $688,000 for the years ended December 31, 2007 and 2006, respectively.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We engage in cooperative advertising programs and buy-down programs with resellers. The expenditures associated with buy-down programs are included as an offset in gross sales. The costs of cooperative advertising programs are included in the selling, general and administrative expenses. The costs of cooperative advertising amounts for the years ended December 31, 2007 and 2006 totaled approximately $23,000 and $70,000, respectively.

Other Expense, Net

Other expense, net, consists of the following (in thousands):

	Years Ended December 31,
	2007	2006

Interest expense	$(555)	$(605)
Sublease income	247	244
Parking income	135	202
Amortization-loan fee	(41)	(42)
Interest income	44	12
Other income (expense)	15	(1)

Other expense, net	$(155)	$(190)

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions including whether to file or not to file a return in a particular jurisdiction. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of December 31, 2007, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares of stock outstanding and assumes the vesting of other dilutive securities including employee stock options and awards.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding to purchase common stock at December 31, 2007 and 2006 were approximately 637,800 and 539,500, respectively. The outstanding stock options were not included in the computation of net loss per share due to their antidilutive effect.

The following represents the reconciliation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006

Net loss	$(488)	$(1,561)
Basic and diluted:
Weighted average basic and diluted shares outstanding	8,986	8,872

Basic and diluted net loss per share	$(0.05)	$(0.18)

Liquidity

As of December 31, 2007, our working capital was negative at $1.9 million. Cash and cash equivalents and accounts receivable were $3.5 million as of December 31, 2007. Our working capital was impacted as a result of an increase in the refundable deposits liability. Our operating activities used net cash of approximately $275,000 for the year ended December 31, 2007 compared to net cash provided by operations of approximately $1.1 million in the prior year. As the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.

In January 2007, we completed the sale of the TK Soda Assets to The Kemper Company. Through this transaction, we are further increasing our strategic focus on our beer business and have made a number of investments in our brewing infrastructure. This includes investments in brewery equipment and new kegs to handle additional growth and the addition of a small-batch brewing facility in the Seattle Alehouse. Additionally, we installed a new bottling line filler in our Berkeley brewery in March 2008 which will generate significant production efficiencies.

In February 2008, we entered into a non-cancelable capital lease agreement (Note 8) for the lease of up to $2.5 million in brewery equipment which includes previous purchases made during 2007, in addition to the new bottling line filler and other 2008 planned improvements. We are required by the terms of the lease agreement to furnish a standby letter of credit in the amount of $995,000.

Additionally in February 2008, we renegotiated our line of credit agreement (Note 6) which makes available a $3.25 million line of credit, stepping down to $2.5 million effective September 2008 through the maturity on March 31, 2009. A portion of the line of credit, $995,000, has been reserved to support the standby letter of credit for the brewery equipment financing.

We have taken measures to streamline our cost structure and achieve profitability during a period where there have been major cost increases and availability challenges of key raw materials in 2008. These measures include:

•	A significant pricing increase on beer across all brands/packages for the retail market and on food/beer in our Alehouses,

•	A major expense reduction initiative projected to reduce our 2008 expenses that included targeted staff reductions affecting approximately 10% of our salaried workforce,

•	A delay in our Eastern expansion to be even more focused on our core Western markets,

•	Investment in a new bottling line filler in our Berkeley brewery, which will generate significant efficiencies, and

•	Securing critical raw materials availability and pricing over the next several years.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of our major expense reduction initiative, we initiated targeted staff reductions that were concentrated on aligning our sales headcount with a strategic refocus to our core Western markets, as well as lowering the overall cost structure in supporting departments. The staff reductions were completed in early March 2008. The expense reduction initiative will allow us to provide both the necessary support to our core products and markets while affording an opportunity for an improvement in profitability.

As a result of the measures described above, we believe that our cash flow from operating activities, tighter management of capital spending for 2008 and cash management in combination with various financing options, including the line of credit and capital asset leasing, should provide adequate working capital to meet our needs for the next twelve months. Additionally, we believe that the cash provided from the financing of the brewery equipment will improve our liquidity by reducing our reliance on our line of credit during the seasonally slow first quarter of 2008, while allowing us to make these capital investments. However, it is possible that some or all of our cash requirements may not be met by these activities, which would require us to seek additional capital from other sources, which may not be available to us on attractive terms or at all.

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 was effective for our fiscal year 2007 annual financial statements. We adopted SAB 108 effective January 1, 2006. During the fourth quarter of 2006, we increased beginning accumulated deficit by $258,000, and increased deferred rent by $174,000 (Note 16).

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us as of the beginning of our 2008 fiscal year. The impact of adopting SFAS No. 157 did not have a material effect on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for us as of the beginning of our 2008 fiscal year. The impact of adopting SFAS No. 159 did not have a material effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, but retains the underlying concepts of SFAS 141 statement around the purchase method of accounting for acquisitions. SFAS No. 141(R) does require a number of changes, including generally expensing acquisition costs as incurred and expensing restructuring costs associated with a business combination subsequent to the acquisition date. SFAS No. 141R is effective on a prospective basis and would apply for us as of the beginning of our 2009 fiscal year. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Thomas Kemper Soda Transaction

On January 2, 2007, we entered into an Assets Purchase Agreement (“Purchase Agreement”) with The Kemper Company (“Kemper”), a new company formed by Adventure Funds, a Portland-based equity investment fund, pursuant to which we agreed to sell the Thomas Kemper Soda brand and related net assets and liabilities (“TK Soda Assets”) to Kemper (the “Sale”). Pursuant to the Purchase Agreement, Kemper paid $3.1 million, $160,000 of which was held in escrow (recorded in prepaid expenses and other) as of December 31, 2007, in exchange for the TK Soda Assets, including the brand and other intellectual property, kegs, vehicles and point of sale materials. The remaining escrow funds were subsequently released on January 2, 2008. We recorded a gain of $2.4 million, which represented the difference between the proceeds from the sale of the net assets and liabilities held for sale, net of transaction costs and adjustments of $224,000.

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

There were no net assets held for sale in connection with the Sale as of December 31, 2007. Net assets held for sale as of December 31, 2006 consisted of the following:

Point of sale inventory	$42
Legal fees and transition costs	44

Current assets held for sale	$86

Property and equipment, net of accumulated depreciation	$17
Goodwill	415

Long term assets held for sale	$432

Keg deposit liability	$(69)
Other liabilities	(9)

Current liabilities held for sale	$(78)

Net assets and liabilities held for sale	$440

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

Inventories consist of the following as of December 31 (in thousands):

	2007	2006

Raw materials	$829	$825
Work in process	289	226
Finished goods	1,059	826

	$2,177	$1,877

Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging process. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.

4.	Fixed Assets

Fixed assets consist of the following as of December 31 (in thousands):

	2007	2006

Land	$6,181	$6,181
Buildings	11,895	11,895
Brewery and retail equipment	18,838	18,344
Furniture and fixtures	1,143	1,095
Leasehold improvements	6,058	6,086
Construction in progress	478	271

	44,593	43,872
Less accumulated depreciation and amortization	(18,597)	(17,588)

	$25,996	$26,284

Total depreciation and amortization expense was approximately $2.1 million and $2.3 million years ended December 31, 2007, and 2006, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following as of December 31 (in thousands):

	2007	2006

Salaries, wages and related accruals	$1,261	$1,530
Barrel taxes	204	283
Other accruals	1,118	1,021

	$2,583	$2,834

6.	Line of Credit

We have a $2.5 million line of credit agreement which we modified in February 2008 to extend the maturity date to March 31, 2009 from the previous maturity of March 31, 2008 (Note 17) and to also increase the availability on the line of credit from February through September to $3.25 million. A portion of the line of credit, $995,000, has been reserved to support a standby letter of credit for the equipment financing agreements (Note 8). Based on the terms of the agreement, the availability to borrow on the line is 75% of eligible accounts receivable. The interest rate

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charged on the amounts outstanding during 2007 was prime plus 0.5% and a fee of 0.8 percent. We granted the Bank security interest in our property and assets as well as the proceeds and the products of the collateral, namely cash, accounts receivable, inventory and fixed assets. We have also agreed to adhere to certain financial performance covenants with a bank consent restriction on the payment of future dividends and must limit annual capital expenditures to $3.25 million. We were in compliance with these covenants as of December 31, 2007 as amended.

7.	Debt

In January 2005, we entered into a long-term $7.9 million securitized financing arrangement with Morgan Stanley Mortgage Capital Inc., for the purpose of refinancing our existing $7.2 million short term note with Sugar Mountain Capital, LLC. We were required, as a term of the financing, to establish a wholly-owned subsidiary as a single purpose entity, named Pyramid Gilman Street Property, LLC (the “Subsidiary”), to act as the legal owner of our Berkeley, California Brewery and Alehouse facility (the “Real Property”). The Subsidiary subsequently issued a long-term promissory note, which has been secured by a deed of trust against the Real Property. The terms of the long-term financing, include monthly payments of principal and interest for a period of ten years, an annual interest rate of 5.8%, and a loan amortization period of thirty years. Interest expense on long-term debt was approximately $447,000 and $452,000 for 2007 and 2006, respectively. The promissory note is assumable and it generally does not allow for prepayments of principal other than through the regularly scheduled monthly payments.

The loan is guaranteed by us and the financial statements of the Subsidiary are consolidated into our financial reports and filings. We were required to place $500,000 of the loan proceeds in an interest bearing restricted reserve account and to deposit an additional $10,000 per month into an additional restricted reserve account until the balance of the second reserve account is at least $750,000. Additionally, the Company and its Subsidiary are required to create and fund a replacement reserve account for the purpose of funding capital repairs and replacements to the Real Property. The replacement reserve account is funded by monthly payments of approximately $2,000 until the total amount of the replacement reserve is at least $62,500. The restricted reserve and the replacement reserve account balances of $753,000 and $60,000 are recorded as escrow reserves as of December 31, 2007 and $727,000 and $38,000, respectively as of December 31, 2006.

The future minimum principal payments relating to this loan as of December 31 2007, are as follows (in thousands):

2008	$110
2009	118
2010	125
2011	132
2012	139
Thereafter	6,942

$7,566

8.	Leases

We lease our office, warehouse and plant facilities under operating leases in Seattle, Washington; Portland, Oregon; and Walnut Creek and Sacramento, California. The leases are non-cancelable operating leases and range in terms from ten to fourteen years with varying option renewals from three to eighteen years. We have obligations in the form of revenue sharing provisions in certain alehouse lease agreements, based on the excess of the percentage of revenue over the minimum lease payment. For the years ended December 31, 2007 and 2006 there were no amounts owed under revenue sharing agreements.

In February 2006, we entered into a non-cancelable capital lease agreement for the lease of up to 14,500 new kegs, and we purchased the maximum amount of kegs allowed under the lease agreement for $1.2 million in debt

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable over a 30-month period. We are required by the terms of the lease agreement to furnish a standby letter of credit in the amount of $345,000 which reduces the amount available on our $2.5 million line of credit.

In February 2008, we entered into a non-cancelable capital lease agreement for the lease of up to $2.5 million in brewery equipment which includes a new bottling line filler installed in our Berkeley Brewery in March 2008. The debt is payable over a 30-month period. We are required by the terms of the lease agreement to furnish a standby letter of credit in the amount of $995,000 which reduces the amount available on our line of credit. This letter of credit replaces a $345,000 letter of credit previously provided in conjunction with our February 2006 purchase of kegs.

The future minimum lease payments at December 31, 2007 are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2008	$1,103	$484
2009	873	—
2010	667	—
2011	590	—
2012	319	—
Thereafter	257	—

	$3,809	$484

Less portion representing interest		(16)

Total capital lease obligations including current portion		$468

Total rent expense was approximately $1.3 million and $1.3 million in 2007 and 2006 respectively. The cost and accumulated depreciation of property and equipment under capital leases at December 31, 2007 was $1.2 million and $157,000, respectively We also have entered into sublease agreements to sublease a portion of the facilities which are in excess of current space requirements. Total sublease income for the years ended December 31, 2007 and 2006 was $247,000 and $244,000, respectively.

9.	Commitments and Contingencies

Commitments

We have secured critical raw material availability and pricing over the next several years by entering into purchase commitments to ensure we have the necessary supply to meet future production requirements. As of December 31, 2007, our total commitment to make future payments under these contractual obligations was as follows:

2008	$508
2009	404
2010	341
2011	315
2012	297
Thereafter	282

$2,147

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

During 2006, the federal Alcohol and Tobacco Tax and Trade Bureau (“TTB”) concluded an audit of certain federal excise tax returns and related operations of the Company. Among other things, the TTB reviewed our contract brewing arrangement with Portland Brewing. At the conclusion of the audit, the TTB asserted that we, not Portland Brewing, had legal control of the Portland brewery facility for purposes of the federal excise tax laws and consequently had underpaid federal excise taxes on beer produced at that facility during the period January 1, 2005 through May 31, 2006. At the conclusion of the audit, we reached a settlement with the TTB that we would pay $700,000 to resolve all issues arising from the audit. After the receipt of all state and federal authorizations, we terminated contract brewing and other commercial arrangements with Portland Brewing in order to comply with the TTB’s interpretations of federal excise tax laws. At the end of 2007, the remaining settlement balance, payable in monthly installments of principal and interest, was approximately $433,000.

A former distributor of ours, filed a suit alleging that we had unreasonably withheld consent to the transfer of distribution rights to another distributor. We contested this matter through binding arbitration. In October 2007, the arbitrator issued a final arbitration settlement of $400,000 in damages, plus interest, attorney and arbitration fees totaling approximately $186,000. Net of third-party reimbursements, the impact to us was $321,000.

A former alehouse employee has commenced an action against us in California state court (Taylor v. Pyramid Breweries Inc., et al, Case No. 07AS02039, Sacramento California Superior Court) alleging that he and other employees were denied adequate opportunity to take meal and rest breaks as required by California law. The suit was filed as a potential class action, but no motion requesting certification of the case as a class action has been filed. Discovery in the case has commenced. No trial date has been set. Mediation is scheduled for April 2008. If the Company were to agree to a settlement as a result of the mediation, it would be on a classwide basis, requiring court approval. At this time, it is not possible to estimate the amount or range of potential loss with any degree of certainty.

In addition to the matters discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claims, proceedings or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.

10.	Stock Buyback Plan

In December 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2.0 million of our outstanding common stock on the open market. Stock purchases are at the discretion of management and depend, among other things, on our results of operations, capital requirements and financial condition, and on such other factors as our management may consider relevant. At December 31, 2007 and 2006, approximately $1.1 million of our outstanding common stock was available from board authorizations to repurchase. We repurchased approximately 4,000 shares in 2007 and no shares in 2006 under the stock buyback plan.

11.	Stock-Based Compensation

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

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Plans

In May 2004, we adopted and our shareholders approved, the 2004 Equity Incentive Plan (the “2004 Plan”) which replaced the 1995 Employee Stock Option Plan. The 2004 Plan provides for a broader variety of equity awards and includes updated provisions relating to performance goals. Up to 1,564,000 shares of common stock have been reserved under the 2004 Plan. The 2004 Plan is administered by the Board of Directors or the Compensation Committee (the “Committee”) of our Board of Directors. The Committee has the authority to administer the Plan, including, among other things, the power to select individuals to whom awards are granted, to determine the types of awards and the number of shares subject to each award, to set the terms, conditions and provisions of such awards, to cancel or suspend awards and to establish procedures pursuant to which the payment of any such awards may be deferred. Stock option awards are typically made to management level employees and vest on a straight-line basis over three years and have a contractual term of ten years.

The Company, as previously approved by the Committee, also issues stock awards in the form of restricted stock grants to certain employees pursuant to their respective employment agreements. Per the employment agreements for each of these employees, future grants of performance awards will be issued annually if certain performance goals are met for a five year period. The time-based restricted share grants vest in even increments over five years beginning one year from the grant date. Compensation cost associated with the time-based awards is recognized on a straight-line basis over the requisite service period which is approximately six years.

The performance-based awards are contingent on corporate performance and will be granted after the annual performance goal has been met and vest one year from the grant date. Compensation cost associated with these performance grants is recognized when it is probable that the performance targets will be met.

Our Non-Employee Director Stock Option Plan (the “Director Plan”) provides for the granting of stock options covering 5,000 shares of common stock to be made automatically on the date of each annual meeting of stockholders to each non-employee director of the Company, so long as shares of common stock remain available under the Director Plan. A total of 250,000 shares have been reserved under the Director Plan. All outstanding options granted under this plan have a term of 10 years from the date of grant and vest immediately. As of December 31, 2007, 145,000 options were outstanding and 75,000 options were available for future grants.

Stock Options

Stock option activity for our plans was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term	at December 31,

Outstanding at December 31, 2006	539,500	$2.28
Granted	135,000	3.03
Exercised	(36,700)	2.05		$46,409
Canceled/Forfeited	—	—

Outstanding at December 31, 2007	637,800	$2.45	4.6	$114,235
Awards exercisable at December 31, 2007	535,577	$2.35	3.6	$113,902
Weighted average fair value of awards granted during 2007	$1.31
Weighted average fair value of awards granted during 2006	$1.43

For the years ended December 31, 2006, the aggregate intrinsic value of stock awards exercised was $19,984.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, awards outstanding and exercisable were as follows:

	Awards Outstanding			Awards Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Prices	Shares	Price	Term	Shares	Price

$0.01-$1.90	25,000	$1.81	2.3	25,000	$1.81
$1.91-$2.20	262,800	$2.09	1.6	262,800	$2.09
$2.21-$2.50	37,500	$2.38	4.5	36,111	$2.39
$2.51-$2.80	147,500	$2.58	3.4	146,666	$2.57
$2.81-$3.10	130,000	$3.00	8.8	30,000	$3.07
$3.11-$3.30	35,000	$3.17	8.1	35,000	$3.17

	637,800	$2.45	4.1	535,577	$2.35

Nonvested stock option activity for our plans was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested balance at December 31, 2006	5,279	$0.88
Granted	135,000	1.31
Vested	(38,056)	1.43
Forfeited	—	—

Nonvested balance at December 31, 2007	102,223	$1.25

Fair value of shares vested during 2007	$54,348

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

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2007	2006

Risk-free interest rate	4.02-4.79%	2.12-4.95%
Expected life	5 yrs	4 yrs
Expected volatility	41.6%	44.5%
Expected dividend yield	$0.00	$0.00

Restricted Stock Awards

The fair value of restricted stock is determined based on the closing trading price of our common stock on the grant date.

A summary of the status of our restricted stock is presented below:

		Weighted
		Average
		Remaining
		Contractual
	Shares	Term

Outstanding at December 31, 2006	—

Granted	193,000
Vested	(23,934)
Canceled/Forfeited	(8,066)

Outstanding at December 31, 2007	161,000	4.0

Weighted average fair value of awards granted during 2007	$3.07
Weighted average fair value of awards granted during 2006	—
Fair value of shares vested during 2007	$73,430

Employee Stock Purchase Plan

In May 2003, we adopted and our shareholders approved, an Employee Stock Purchase Plan (the “Purchase Plan”) which allows eligible employees to acquire shares of common stock of the Company at a discount. A total of 500,000 shares of common stock are available under the Purchase Plan. We suspended the Purchase Plan in January 2007.

There were 3,155 and 13,462 shares issued to employees under the Purchase Plan during 2007 and 2006 with weighted-average estimated fair value per share of $2.13 and $1.95, respectively.

Stock-based Compensation Expense and Proceeds

In 2007 and 2006, we recognized $197,000 and $321,000, respectively in stock-based compensation expense for stock options, restricted stock awards, and employee stock plan purchases.

As of December 31, 2007 and 2006, there was approximately $106,000 and $4,000, respectively of total estimated unrecognized compensation cost related to stock options expected to be recognized over a weighted average remaining period of 4.8 years and 1.7 years, respectively.

As of December 31, 2007 and 2006, there was approximately $326,000 and $421,000, respectively of total estimated unrecognized compensation cost related to restricted stock to be recognized over a weighted average remaining period of 4.0 years and 5.0 years, respectively.

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007 and 2006, we received $75,000 and $39,000, respectively in cash proceeds from stock options exercised.

12.	Employee 401(k) Plan

We have a 401(k) plan whereby eligible employees who are at least age 21 may enroll after a year of service. In January 2005, we amended the plan adopting a Safe Harbor Employer Match. Under this amendment, employees can elect to contribute up to 75% of their eligible compensation to the 401(k) plan subject to Internal Revenue Services limitations. We match employee contributions up to 5% of the employee’s compensation at the rate of 100% for the first 3% contributed and at the rate of 50% for the next 2%. Our matching contributions for the years ended December 31, 2007 and 2006 totaled approximately $185,000 and $169,000, respectively.

13.	Shareholder Rights Plan

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

14.	Income Taxes

The provision for income taxes included in the statements of operations consists of the following for the years ended December 31 (in thousands):

	2007	2006

Current	$(2)	$(5)
Deferred	—	—

	$(2)	$(5)

The provision for income taxes differed from the amount obtained by applying the federal statutory income tax rate to loss before income taxes, as follows:

	December 31,
	2007	2006

Federal statutory rate	34.0%	34.0%
State taxes, net of federal income tax benefit	2.3	2.1
Meals and entertainment	(23.7)	(9.3)
Valuation allowance	(13.0)	(27.0)

	(0.4)%	(0.2)%

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities are included in the balance sheet as of December 31, as follows (in thousands):

	2007	2006

Deferred tax liabilities:
Depreciation	$(649)	$(873)
Goodwill	—	(50)

Deferred tax liabilities	$(649)	$(923)
Deferred tax assets:
Employee benefits	$227	$365
Deferred rent	214	257
Deferred compensation	—	107
Package design costs	136	165
Trademarks	42	31
Unicap	40	41
Charitable contribution carryforward	76	92
Inventory	11	11
Other	7	32
Net operating loss and tax credit carryforward	3,544	3,385

	4,297	4,486
Less valuation allowance	(3,648)	(3,563)

Deferred tax assets, net	$649	$923

Net deferred tax asset and liability	—	—

At December 31, 2007, we had operating loss carry-forwards for federal income tax purposes of approximately $9.8 million which are available to offset future federal taxable income through 2027 and begin to expire in 2017. We also had state tax operating loss carryforwards of approximately $2.3 million which are available to offset future taxable income through 2027. During 2007 and 2006, the valuation allowance against deferred tax assets increased by approximately $85,000 and $413,000, respectively. There were no unrecognized tax benefits as of December 31, 2007 or 2006. Our federal and state income tax returns remain subject to examination for tax years 2004 through 2006. In addition, tax years from 1997 to 2003 may be subject to examination to the extent that the Company utilizes the net operating loss carryforwards from those years in its current year or future year tax returns.

15.	Segment Information and Other Data

Our management has identified two primary operating segments, beverage operations and alehouses, which are organized around differences in products and services and are managed separately because each business requires different production, management and marketing strategies. Beverage operations include the production and sale of beverage products including both beer and contract manufactured and soda products. The alehouse segment consists of five alehouses, which market and sell the full line of our beer as well as food and certain merchandise.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. We record intersegment sales at cost. The “Other” category consists of interest income and expense, general and administrative expenses, corporate office assets and other reconciling

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items that are not allocated to segments for internal management reporting purposes. Total assets include accounts receivable, inventory, goodwill and fixed assets specific to a segment.

During the years ended December 31, 2007 and 2006, one customer within the beverage segment comprised approximately 13% and 14%, respectively, of gross revenue. Accounts receivable at December 31, 2007 and 2006 included approximately $328,000 and $556,000, respectively, due from this customer.

Segment information for the years ending December 31, 2007 and 2006 is as follows (in thousands):

	Beverage
	Operations	Alehouse	Other	Total

Year ended December 31, 2007
Gross revenues from external customers	$35,765	$15,323	$—	$51,088
Net revenues from external customers	32,361	15,323	—	47,684
Intersegment revenues	533	(533)	—	—
Interest income	—	—	44	44
Depreciation and amortization	1,217	862	132	2,211
Operating income (loss)	6,970	457	(7,758)	(331)
Capital expenditures	1,597	573	213	2,383
Total assets	20,500	4,385	8,991	33,876
Year ended December 31, 2006
Gross revenues from external customers	$39,272	$14,621	$—	$53,893
Net revenues from external customers	35,290	14,621	—	49,911
Intersegment revenues	542	(542)	—	—
Interest income	—	—	12	12
Depreciation and amortization	1,325	900	156	2,381
Operating income (loss)	5,288	752	(7,406)	(1,366)
Capital expenditures	1,916	72	48	2,036
Total assets	20,265	4,923	8,852	34,040

16.	Impact of Staff Accounting Bulletin No. 108 (SAB 108)

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

PYRAMID BREWERIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impact of Adjustment.  The impact of the items noted above, on beginning accumulated deficit is presented below (in thousands):

Accumulated depreciation	$34
Deferred rent	174
Rent expense	54
Depreciation expense	(4)

Accumulated deficit	$258

17.	Subsequent Events

In February 2008, we entered into a non-cancelable capital lease agreement for the lease of up to $2.5 million in brewery equipment which includes a new bottling line filler installed in our Berkeley Brewery in March 2008. The debt is payable over a 30-month period. We are required by the terms of the lease agreement to furnish a standby letter of credit in the amount of $995,000. This letter of credit replaces a $345,000 letter of credit previously provided in conjunction with our February 2006 purchase of kegs.

Additionally in February 2008, we renegotiated our line of credit agreement which makes available a $3.25 million line of credit, stepping down to $2.5 million effective September 2008 through the maturity on March 31, 2009. A portion of the line of credit, $995,000, has been reserved to support a standby letter of credit for the brewery equipment financing. Any borrowings are subject to an interest rate of prime plus 0.5%, fully floating, with a 0.8% commitment fee. Under the terms of the agreement, we must limit capital expenditures to $2.5 million and adhere to certain financial performance covenants with a bank consent restriction on the payment of future dividends.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer and Vice President of Finance (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that the current disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) in reasonable detail accurately and fairly reflect our transaction; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can provide only reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference from the sections entitled “Board of Directors and Nominees,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Company’s 2008 Annual Meeting Proxy Statement (“Proxy Statement”).

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference from the sections entitled “Compensation of Directors” and “Executive Compensation” of the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information regarding our common stock that may be issued upon the exercise of options and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2007.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders	637,800	$2.45	1,379,873	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	637,800	$2.45	1,379,873

(1)	Of these shares, 421,121 remain under the Purchase Plan, which we suspended after fourth quarter 2006 purchases in January 2007, 75,000 are available under the Director Plan, 99,820 are available under the Directors Compensation Plan and 783,932 are available under the 2004 Plan, as of December 31, 2007. Shares available under the Directors Compensation Plan are payable in shares of our stock. Shares available for issuance under the 2004 Plan may be issued as stock options, stock awards, restricted stock units, rights to purchase stock, warrants, stock appreciation rights or performance shares.
(2)	Pursuant to the Director Plan, each non-employee director receives an annual option grant of 5,000 shares of common stock on the date of each annual shareholders’ meeting.

The other information required by Item 12 is incorporated herein by reference from the section entitled “Principal Shareholders” of the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference from the sections entitled “Corporate Governance,” “Meetings and Committees of the Board of Directors” and “Transactions with Related Persons” of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference from the section entitled “Proposal No. 3 — Ratification of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules: None.
3.	Exhibits: The required exhibits are included at the end of this report and are described in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2008.

PYRAMID BREWERIES INC.
(Registrant)

By	/s/ SCOTT S. BARNUM
Scott S. Barnum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE HANCOCK George Hancock	Chairman of the Board and Director	March 24, 2008

/s/ SCOTT BARNUM Scott Barnum	President and Chief Executive Officer, Director (its principal executive officer)	March 24, 2008

/s/ MICHAEL O’BRIEN Michael O’Brien	Chief Financial Officer and Vice President of Finance (its principal financial officer)	March 24, 2008

/s/ JURGEN AUERBACH Jurgen Auerbach	Director	March 24, 2008

/s/ KURT DAMMEIER Kurt Dammeier	Director	March 24, 2008

/s/ HELEN ROCKEY Helen Rockey	Director	March 24, 2008

/s/ DAVID ROSTOV David Rostov	Director	March 24, 2008

/s/ SCOTT SVENSON Scott Svenson	Director	March 24, 2008

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number, which follows the description of the exhibit, indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

Exhibit
No.		Description

3.1		Amended and Restated Articles of Incorporation of Registrant(1)
3.2		Form of Amended and Restated Bylaws of Registrant(1)
3.3		Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999(2)
4.1		Form of Common Stock Certificate(3)
10.1		Lease between Harold W. Hill and the Registrant dated April 13, 1994(3)
10.2		Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994(3)
10.3		Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995(3)
10.4		Distribution Agreement between the Registrant and Alaska Distributors Co. dated June 24, 2005(4)
10	.5*	Registrant’s Non-Employee Director Stock Option Plan(3)
10	.6*	Form of Non-Qualified Stock Option Agreement(3)
10.7		Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company Inc., and the Registrant dated October 26, 2001(5)
10.8		Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996(5)
10.9		Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995(5)
10.10		Commercial Lease between County Supervisors Association of California and Pyramid Breweries Inc. dated April 15, 2002(6)
10	.11*	Registrant’s 2003 Employee Stock Purchase Plan(6)
10	.12*	Registrant’s Non-Employee Director Stock Compensation Plan(6)
10.13		Asset Purchase Agreement between Pyramid Breweries Inc., Portland Brewing Company and PBC Acquisition, LLC dated January 26, 2004(7)
10	.14*	Registrant’s 2004 Equity Incentive Plan(8)
10.15		Promissory Note from Pyramid Gilman Street Property, LLC to Morgan Stanley Capital Inc.(9)
10.16		Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc.(9)
10.17		Reserve and Security Agreement between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc.(9)
10.18		Guaranty of Recourse Obligations of Borrower from Pyramid Breweries Inc. to Morgan Stanley Mortgage Capital Inc.(9)
10.19		Indemnification Agreement between Pyramid Breweries Inc. and Portland Brewing Company dated February 14, 2006(10)
10.20		Indenture of Lease (Alehouse) between MacTarnahan Limited Partnership dba Harmer Company and PBC Acquisition, LLC dated July 31, 2004(10)
10.21		Indenture of Lease (Brewery) between MacTarnahan Limited Partnership dba Harmer Company and PBC Acquisition, LLC dated July 31, 2004(10)
10.22		Lease Extension Agreement between MacTarnahan Limited Partnership and PBC Acquisition, LLC dated July 31, 2006(4)
10.23		Assignment and Assumption of Lease (Alehouse) between PBC Acquisition, LLC and Pyramid Breweries Inc. dated October 27, 2006(4)

Exhibit
No.		Description

10.24		Assignment and Assumption of Lease (Brewery) between PBC Acquisition, LLC and Pyramid Breweries Inc. dated October 27, 2006(4)
10.25		Commercial Security Agreement pursuant to Line of Credit with First Mutual Bank dated May 14, 2004, as amended(10)
10	.26*	Directors Compensation Plan(10)
10	.27*	2006 Officers Incentive Compensation Plan Policy(11)
10	.28*	Employment Agreement between the Registrant and Gary McGrath(11)
10	.29*	Employment Agreement between the Registrant and Mark House(11)
10	.30*	Employment Agreement between the Registrant and Patrick Coll(11)
10	.31*	Employment Agreement between the Registrant and Scott Barnum(12)
10	.32*	Employment Agreement between the Registrant and Michael O’Brien(13)
10	.33*	Amended Employment Letter between the Registrant and Michael O’Brien dated October 17, 2007
10	.34*	Employment Agreement between the Registrant and Tim McGettigan
10	.35*	Employment Separation Agreement between the Registrant and Gary McGrath
10	.36*	Employment Separation Agreement between the Registrant and Patrick Coll
10	.37*	Form of Restricted Stock Agreement (Annual Award)(4)
10	.38*	Form of Restricted Stock Agreement (Annual Performance Award)(4)
10.39		Summary of Termination of Portland Brewing Agreements(14)
10.40		Assets Purchase Agreement between Registrant and The Kemper Company dated January 2, 2007(15)
10.41		Settlement and Release Agreement between Registrant, Portland Brewing Company and the US Department of Treasury-Alcohol and Tobacco, Tax & Trade Bureau dated November 10, 2006(4)
21.1		Subsidiaries of Pyramid Breweries Inc.
23.1		Consent of Moss Adams LLP
31.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer
31.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer and Vice President of Finance
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer and Vice President of Finance

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, as amended December 10, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.

(3)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to the Current Report on Form 8-K January 28, 2004.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated July 22, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as amended April 11, 2005, May 4, 2005 and June 10, 2005.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(11)	Incorporated by reference to the Current Report on Form 8-K May 11, 2006.

(12)	Incorporated by reference to the Current Report on Form 8-K dated November 16, 2006.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(14)	Incorporated by reference to the Current Report on Form 8-K October 4, 2006.

(15)	Incorporated by reference to the Current Report on Form 8-K January 8, 2007.