Form 10-K/A
period 2007-12-31
PYRAMID BREWERIES INC
filed 2008-03-31
CIK 1001917

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
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

PYRAMID BREWERIES INC.
AMENDMENT TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART IV

Item 15.	Exhibits, Financial Statement Schedules

EXPLANATORY NOTE
On March 25, 2008 Pyramid Breweries Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”). It has come to the Company’s attention that the Certifications required by Section 302 of the Sarbanes Oxley Act of 2002 were not amended to reflect the certification required in connection with the filing of Management’s Annual Report on Internal Controls Over Financial Reporting that was included in Section 9A of the Annual Report. Accordingly, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.
No other changes have been made in this Form 10-K/A that modify or update other disclosures as presented in the original Annual Report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
     (a) Documents filed as part of this report are as follows:
3.	Exhibits:

The required exhibits are included at the end of this report and are described in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

PYRAMID BREWERIES INC. (Registrant)
By:	/s/ SCOTT S. BARNUM
Scott S. Barnum
Chief Executive Officer

EXHIBIT INDEX
     The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number, which follows the description of the exhibit, indicates the document to which cross reference is made. See the end of this exhibit index for a listing of cross-referenced documents.

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of Registrant(1)

3.2	Form of Amended and Restated Bylaws of Registrant(1)

3.3	Rights Agreement between ChaseMellon Shareholder Services LLC and the Registrant dated June 14, 1999(2)

4.1	Form of Common Stock Certificate(1)

10.1	Lease between Harold W. Hill and the Registrant dated April 13, 1994(3)

10.2	Addendum of Lease between Harold W. Hill and the Registrant dated November 28, 1994(3)

10.3	Second Addendum of Lease between 1201 Building L.L.C. and the Registrant dated June 26, 1995(3)

10.4	Distribution Agreement between the Registrant and Alaska Distributors Co. dated June 24, 2005(4)

10.5*	Registrant’s Non-Employee Director Stock Option Plan(3)

10.6*	Form of Non-Qualified Stock Option Agreement(3)

10.7	Assignment, Assumption and Consent Agreement between KLP Properties, Inc., Faultline Brewing Company Inc., and the Registrant dated October 26, 2001(5)

10.8	Sublease between KLP Properties, Inc. and Faultline Brewing Company, Inc. dated April 3, 1996(5)

10.9	Lease between Peter Vasconi and the James and Maura Belka Trust dated December 28, 1995(5)

10.10	Commercial Lease between County Supervisors Association of California and Pyramid Breweries Inc. dated April 15, 2002(6)

10.11	Registrant’s 2003 Employee Stock Purchase Plan(6)

10.12*	Registrant’s Non-Employee Director Stock Compensation Plan(5)

10.13	Asset Purchase Agreement between Pyramid Breweries Inc., Portland Brewing Company and PBC Acquisition, LLC dated January 26, 2004(7)

10.14*	Registrant’s 2004 Equity Incentive Plan(8)

10.15	Promissory Note from Pyramid Gilman Street Property, LLC to Morgan Stanley Capital Inc.(9)

10.16	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc.(9)

10.17	Reserve and Security Agreement between Pyramid Gilman Street Property, LLC and Morgan Stanley Mortgage Capital Inc.(9)

10.18	Guaranty of Recourse Obligations of Borrower from Pyramid Breweries Inc. to Morgan Stanley Mortgage Capital Inc.(9)

10.19	Indemnification Agreement between Pyramid Breweries Inc. and Portland Brewing Company dated February 14, 2006(10)

10.20	Indenture of Lease (Alehouse) between MacTarnahan Limited Partnership dba Harmer Company and PBC Acquisition, LLC dated July 31, 2004(10)

10.21	Indenture of Lease (Brewery) between MacTarnahan Limited Partnership dba Harmer Company and PBC Acquisition, LLC dated July 31, 2004(10)

10.22	Lease Extension Agreement between MacTarnahan Limited Partnership and PBC Acquisition, LLC dated July 31, 2006(4)

10.23	Assignment and Assumption of Lease (Alehouse) between PBC Acquisition, LLC and Pyramid Breweries Inc. dated October 27, 2006(4)

10.24	Assignment and Assumption of Lease (Brewery) between PBC Acquisition, LLC and Pyramid Breweries Inc. dated October 27, 2006(4)

10.25	Commercial Security Agreement pursuant to Line of Credit with First Mutual Bank dated May 14, 2004, as amended(9)

10.26*	Directors Compensation Plan(10)

10.27*	2006 Officers Incentive Compensation Plan Policy(11)

10.28*	Employment Agreement between the Registrant and Gary McGrath(11)

10.29*	Employment Agreement between the Registrant and Mark House(11)

10.30*	Employment Agreement between the Registrant and Patrick Coll(11)

10.31*	Employment Agreement between the Registrant and Scott Barnum(12)

10.32*	Employment Agreement between the Registrant and Michael O’Brien(13)

10.33*	Amended Employment Letter between the Registrant and Michael O’Brien dated October 17, 2007 **

10.34*	Employment Agreement between the Registrant and Tim McGettigan **

10.35*	Employment Separation Agreement between the Registrant and Gary McGrath**

10.36*	Employment Separation Agreement between the Registrant and Patrick Coll**

10.37*	Form of Restricted Stock Agreement (Annual Award)(4)

10.38*	Form of Restricted Stock Agreement (Annual Performance Award)(4)

10.39	Summary of Termination of Portland Brewing Agreements(14)

10.40	Assets Purchase Agreement between Registrant and The Kemper Company dated January 2, 2007(15)

10.41	Settlement and Release Agreement between Registrant, Portland Brewing Company and the US Department of Treasury-Alcohol and Tobacco, Tax & Trade Bureau dated November 10, 2006(4)

21.1	Subsidiaries of Pyramid Breweries Inc. **

23.1	Consent of Moss Adams LLP **

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer and Vice President of Finance

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer and Vice President of Finance

*	Indicates management contract or compensatory plan or arrangement

**	Previously Filed with Annual Report

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, as amended December 10, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K dated June 17, 1999.

(3)	Incorporated by reference to the exhibits filed as part of the Registration Statement on Form S-1 of Pyramid Breweries Inc. (File No. 33-97834).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to the Current Report on Form 8-K January 28, 2004.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated July 22, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as amended April 11, 2005, May 4, 2005 and June 10, 2005.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(11)	Incorporated by reference to the Current Report on Form 8-K May 11, 2006.

(12)	Incorporated by reference to the Current Report on Form 8-K dated November 9, 2006.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(14)	Incorporated by reference to the Current Report on Form 8-K October 4, 2006.

(15)	Incorporated by reference to the Current Report on Form 8-K January 5, 2007.