Form 10-Q
period 2008-03-31
PYRAMID BREWERIES INC
filed 2008-05-15
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Common stock, par value of $.01 per share: 9,155,085 shares of Common Stock outstanding as of May 8, 2008

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I
Item 1 — FINANCIAL STATEMENTS
PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$411	$201
Accounts receivable, net of $20 allowance	3,216	3,334
Inventories	2,376	2,177
Prepaid expenses and other	685	818

Total current assets	6,688	6,530
Fixed assets, net of accumulated depreciation of $18,182 and $18,597	27,067	25,996
Assets held for sale, long-term	95	55
Intangibles, net	61	72
Escrow reserve	820	813
Other assets	224	410

Total assets	$34,955	$33,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,346	$3,409
Accrued expenses	3,810	2,583
Refundable deposits	1,294	1,225
Line of credit		241
Current portion of long-term financing	113	110
Current portion of capital lease obligation	1,117	468
Deferred rent — current	128	127
Other current liabilities	312	308

Total current liabilities	10,120	8,471
Long-term financing	7,426	7,456
Capital lease obligation	1,623	—
Deferred rent	432	464
Other liabilities	158	215
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000
Issued and outstanding shares — 9,155,000 and 9,174,000 at March 31, 2008 and December 31, 2007, respectively	92	92
Additional paid-in capital	37,669	37,685
Accumulated deficit	(22,565)	(20,507)

Total stockholders’ equity	15,196	17,270

Total liabilities and stockholders’ equity	$34,955	$33,876

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Month Period Ended
	March 31,
	2008	2007
Gross sales	$11,715	$10,980
Less excise taxes	794	791

Net sales	10,921	10,189
Cost of sales	8,377	7,923

Gross margin	2,544	2,266
Selling, general and administrative expenses	(4,471)	(3,399)
Gain on sale of net assets (Note 2)	—	2,436

Operating (loss) income	(1,927)	1,303
Other expense, net	(129)	(30)

(Loss) income before income taxes	(2,056)	1,273
Provision for income taxes	(2)	(3)

Net (loss) income	$(2,058)	$1,270

Basic and diluted net (loss) earnings per share	$(0.22)	$0.14
Weighted average basic shares outstanding	9,155,000	8,961,000
Weighted average diluted shares outstanding	9,155,000	9,197,000
The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Month Period Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(2,058)	$1,270
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	557	577
Stock-based compensation expense	(15)	37
Gain on sale of net assets	—	(2,436)
Loss on sale or disposal of fixed assets	17	—
Deferred rent	(31)	(31)
Accrued mediation settlement	1,123	—
Changes in operating assets and liabilities:
Accounts receivable	118	(103)
Inventories	(199)	(66)
Prepaid expenses and other	289	29
Accounts payable and accrued expenses	56	(1,490)
Refundable deposits	69	—

Net cash used in operating activities	(74)	(2,213)
INVESTING ACTIVITIES:
Acquisition of fixed assets	(26)	(387)
Proceeds from sale of net assets	—	3,100

Net cash (used in) provided by investing activities	(26)	2,713
FINANCING ACTIVITIES:
Proceeds from capital lease obligation	741	—
Payments on capital lease obligation	(110)	(102)
Payments on TTB excise tax obligation	(53)	(49)
Payments on long-term financing	(27)	(27)
Net payments on line of credit	(241)	—
Proceeds from exercise of stock options and stock issuance through the employee stock purchase plan	—	46

Net cash provided by (used in) financing activities	310	(132)
Increase in cash and cash equivalents	210	368
Cash and cash equivalents at beginning of period	201	227

Cash and cash equivalents at end of period	$411	$595

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
     The Company
     Pyramid Breweries Inc. (“Pyramid” or the “Company”), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers. We own two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan’s Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants in Walnut Creek and Sacramento, California and Seattle, Washington. We sell our products through a network of selected independent distributors, and as of March 31, 2008, our products were distributed in approximately 38 states within the U.S. Our core Pyramid brand family includes Hefeweizen and Apricot Ale beers and our other beer brands include MacTarnahan’s along with our smaller product lines reported under the Allied Brand designation.
     Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Basis of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pyramid Gilman Street Property, LLC. Intercompany transactions and balances are eliminated in consolidation. Effective January 23, 2008, we merged PBC Acquisition, LLC and Thomas Kemper Soda Company, Inc. into Pyramid.
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
     Revenue Recognition
     We recognize revenue from the sale of wholesale beer and contract manufactured products at the time of shipment, when the title to product passes to the customer in accordance with distributor sales agreements and collectibility is probable. Our revenue from our alehouses is comprised of food, beverage and merchandise, and is recognized at the time of sale.

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
     Net (Loss) Earnings Per Share
     Basic net (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares of stock outstanding and assumes the vesting of other dilutive securities including employee stock options and awards.
     The following represents the reconciliation of basic and diluted net (loss) earnings per share (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2008	2007
Net (loss) income	$(2,058)	$1,270
Shares:
Weighted average basic shares outstanding	9,155	8,961
Dilutive effect of employee stock options and awards	—	236

Weighted average diluted shares outstanding	9,155	9,197

Basic net (loss) earnings per share	$(0.22)	$0.14

Diluted net (loss) earnings per share	$(0.22)	$0.14

     The following shares attributable to outstanding stock options were excluded from the calculation of dilutive (loss) earnings per share because their inclusion would have been anti-dilutive:

	Three Months
	Ended March 31,
	2008	2007
	(in thousands)
Shares excluded from calculation of dilutive net (loss) earnings per share	638	—
     Liquidity
     As of March 31, 2008, cash and cash equivalents and accounts receivable were $3.6 million. Our working capital, which was negative at $3.4 million, was negatively impacted by the $1.1 million mediation settlement (Note 7) as well as an increase in short term financing related to our capital lease financing agreement (Note 6). Our operating activities used net cash of approximately $74,000 for the three months ended March 31, 2008 compared to $2.2 million in the same period a year ago. The decrease in net cash used in operating activities is primarily attributed to the reduction in accounts payable and accrued expenses as a result of our expense reduction initiative during the first quarter of 2008. As the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.
     We have taken measures to streamline our cost structure and work toward achieving profitability during a period where there have been major cost increases and availability challenges of key raw materials in 2008. These measures include:
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
     As a result of the measures described above, we believe that our cash flow from operating activities, tighter management of capital spending for 2008 and cash management in combination with various financing options, including the line of credit and capital asset leasing, should provide adequate working capital to meet our future needs. However, it is possible that some or all of our cash requirements may not be met by these activities, which would require us to seek additional capital from other sources, which may not be available to us on attractive terms or at all.
     Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, but retains the underlying concepts of SFAS 141 around the purchase method of accounting for acquisitions. SFAS No. 141(R) does require a number of changes, including generally expensing acquisition costs as incurred and expensing restructuring costs associated with a business combination subsequent to the acquisition date. SFAS No. 141(R) is effective on a prospective basis and would apply for us as of the beginning of our 2009 fiscal year. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our consolidated financial statements.
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
3. Stock-Based Compensation
     For the three months ended March 31, 2008 and 2007, we recognized $41,000 and $37,000 in stock-based compensation expense for stock options, restricted stock awards, and employee stock plan purchases under SFAS No. 123(R), Share-Based Payment (Revised 2004). We use the Black-Scholes valuation model for estimating the grant-date fair value of awards. As of March 31, 2008 the total estimated unrecognized compensation cost related to stock options was approximately $100,000, expected to be recognized over a weighted average remaining period of 3.6 years. As of March 31, 2008, the total estimated unrecognized compensation cost related to restricted stock awards was approximately $274,000 expected to recognize over a weighted average remaining period of 4.2 years.
     During the first quarter of 2008, we withheld 11,862 shares to pay taxes of $27,000 due upon vesting of restricted stock. No shares were repurchased in the first quarter of 2007 under the stock buyback plan.
     There were no stock option exercises for the three months ended March 31, 2008. We received $39,000 in cash proceeds from stock option exercises for the three months ended March 31, 2007.
     Employee Stock Purchase Plan
     In May 2003, we adopted and our shareholders approved, an Employee Stock Purchase Plan (the “Purchase Plan”) which allowed eligible employees to acquire shares of common stock of the Company at a discount. A total of 500,000 shares of common stock were available under the Purchase Plan. We suspended the Purchase Plan after the fourth quarter purchase in January 2007.
     There were 3,155 shares issued to employees under the Purchase Plan for the three months ended March 31, 2007 to satisfy obligations under this plan for fourth quarter purchases in 2006.
     The weighted average estimated fair value of these purchase rights was $2.13 for the three months ended March 31, 2007.
4. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$775	$829
Work in process	386	289
Finished goods	1,215	1,059

	$2,376	$2,177

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.
5. Line of Credit
     In February 2008, we renegotiated our line of credit agreement which makes available a $3.25 million line of credit, stepping down to $2.5 million effective September 2008 through the maturity on March 31, 2009. A portion of the line of credit, $995,000, has been reserved to support a standby letter of credit for the equipment financing agreements (Note 6). Based on the terms of the agreement, the availability to borrow on the line is 75% of eligible accounts receivable. Any borrowings are subject to an interest rate of prime plus 0.5%, fully floating, with a 0.8% commitment fee. We granted the Bank security interest in our property and assets as well as the proceeds and the products of the collateral, namely cash, accounts receivable, inventory and fixed assets. We have also agreed to adhere to certain financial performance covenants with a bank consent restriction on the payment of future dividends and must limit annual capital expenditures to $2.5 million. We were in compliance with these covenants as of March 31, 2008.
6. Capital Lease
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

7. Litigation and Contingencies
     A former alehouse employee commenced an action against us in California state court (Taylor v. Pyramid Breweries Inc., et al, Case No. 07AS02039, Sacramento California Superior Court) alleging that he and other employees were denied adequate opportunity to take meal and rest breaks as required by California law. The suit was filed as a potential class action, but no motion requesting certification of the case as a class action had been filed. We entered into mediation proceedings with the plaintiff on April 1, 2008, and on that date, entered into a Memorandum of Understanding as a result of such mediation. The parties stipulated to class certification for purposes of settlement only. The settlement is subject to final documentation and court approval, and provides for a settlement payment of not more than $1.3 million, including specified fees and costs. For the quarter ended March 31, 2008, we recognized approximately $1.1 million as a charge to earnings as a result of this settlement, which represents our current estimate of the amount that is probable to be paid pursuant to the settlement, but there can be no assurance that such amount will not be greater (up to $1.3 million) or less than the amount accrued. We anticipate that our current operating cash flows and other sources of liquidity will be sufficient to enable us to satisfy our payment obligation under the settlement agreement.
     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
8. Segment Information
     Our management has identified two primary operating segments, beverage operations and alehouses, which are organized around differences in products and services and are managed separately because each business requires different production, management and marketing strategies. Beverage operations include the production and sale of beverage products including both beer and contract manufactured products. The alehouse segment consists of five alehouses, which market and sell the full line of our beer products as well as food and certain merchandise.
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
     Segment information for the periods ended March 31, 2008 and 2007 is as follows (in thousands):

	Beverage
	Operations	Alehouse	Other	Total
Quarter ended March 31, 2008
Gross sales from external customers	$8,352	$3,363	$—	$11,715
Net sales from external customers	7,589	3,332	—	10,921
Intersegment sales	144	(144)	—	—
Operating income (loss)	1,037	(176)	(2,788)	(1,927)
Capital expenditures	1,653	5	8	1,666
Total assets	21,836	4,215	8,904	34,955
Quarter ended March 31, 2007
Gross sales from external customers	$7,791	$3,189	$—	$10,980
Net sales from external customers	7,000	3,189	—	10,189
Intersegment sales	108	(108)	—	—
Operating income (loss)	3,302	(75)	(1,924)	1,303
Capital expenditures	250	107	30	387
Total assets	19,919	4,845	9,076	33,840

9. Subsequent Events
     On April 28, 2008, we entered into a non-binding Letter of Intent (the “Letter of Intent”) with Magic Hat Brewing Company & Performing Arts Center, Inc. (“Magic Hat”). The Letter of Intent contemplates a transaction in which Magic Hat will acquire Pyramid through an agreed all-cash tender offer and subsequent merger, at $2.75 per outstanding Pyramid share of common stock on a fully-diluted basis, net to each shareholder in cash.
     The proposed transaction is subject to the negotiation and execution of a definitive merger agreement, which will provide for a first-step tender offer (the “Offer”) by an acquisition entity wholly owned by Magic Hat. Consummation of the Offer will be conditioned upon the acquisition of at least 66 2/3% of the outstanding common shares of Pyramid. Following completion of the Offer, Magic Hat’s acquisition entity will be merged with and into Pyramid (the “Merger”). In the Merger, each outstanding share of Pyramid stock not tendered in the Offer (other than shares owned by shareholders who properly demand appraisal rights under Washington law) will be cancelled and converted into the right to receive $2.75.
     The proposed transaction is also subject to the satisfactory completion of a due diligence review by Magic Hat of the business, financial and legal affairs of Pyramid, and receipt of necessary consents and approvals of regulatory agencies and third parties.
     The Letter of Intent provides for the payment of a break-up fee to Magic Hat in specified circumstances, as well as reimbursement of expenses in specified circumstances, in each case involving the failure to consummate the proposed transaction.
     Pursuant to the terms of the Letter of Intent, certain of Pyramid’s shareholders have entered into a Tender and Support Agreement (“Tender Agreement”), under which such shareholders agree to tender the shares owned by them in the Offer, and grant Magic Hat an irrevocable proxy with respect to such shares. Shares subject to the Tender Agreement in excess of 19.9% of total Pyramid shares outstanding may be released from the provisions of the Tender Agreement in specified circumstances in connection with the receipt of unsolicited superior offers as defined in the Tender Agreement.

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
Overview
     We are engaged in the brewing, marketing and selling of craft beers under the Pyramid and MacTarnahan’s labels. We operate two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants located in Walnut Creek and Sacramento, California and Seattle, Washington. As of March 31, 2008, our products were distributed in approximately 38 states within the U.S. through a network of selected independent distributors and brokers.
Results of Operations
Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007
     Gross Sales. Gross sales increased 6.7%, or $735,000, to $11.7 million in the quarter ended March 31, 2008, from $11.0 million in the same quarter in 2007 driven primarily by wholesale beverage segment sales which increased 7.2%, or $561,000, to $8.4 million in the first quarter. Although the total beverage shipments remained unchanged at 53,500 barrels, of the total beverage shipments, beer shipments increased 3.9% to 45,000 barrels for the quarter from 43,300 barrels in the same period in 2007, primarily due to increased Pyramid brand shipments. Pyramid brand shipments increased 2.9% to 39,500 barrels for the quarter, driven by Pyramid Hefe Weizen, our top selling product, which was up 2.7% in shipment volume for the quarter. Increases in other beer brand shipments of 12.2% to 5,500 barrels during the quarter also contributed to the increase in beer shipments, primarily attributed to the MacTarnahan’s family which increased 5.0%. The increase in beer shipments was offset by a decline in contract manufactured shipments of 1,700 barrels to 8,500 barrels in the first quarter from 10,200 barrels a year ago. Alehouse sales increased 5.5% to $3.4 million in the first quarter of 2008 and showed sales growth in four locations including double digit sales growth in our Berkeley and Walnut Creek locations.

     Excise Taxes. Excise taxes were 9.1% and 10.2% of gross beverage sales for the quarters ended March 31, 2008 and 2007, respectively. Per beer barrel shipped excise taxes in the first quarter of 2008 increased to $18.48 per beer barrel as compared to $18.45 in the same period in 2007. Federal taxes paid on beer shipments are determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis.
     Gross Margin. Gross margin for the quarter ended March 31, 2008 increased 12.3% to $2.5 million from $2.3 million as compared to the same period in 2007 primarily as a result of product mix in the beverage division. Additionally, gross margin as a percentage of net sales increased to 23.3% in the quarter ended March 31, 2008, as compared to 22.2% in the same period in 2007.
     The following table represents the gross margin comparisons and changes by segment for the three months ended March 31, 2008 and 2007 (in thousands):

		% of		% of
		Segment		Segment
Gross Margin	2008	Net Sales	2007	Net Sales	$ Change	% Change
Beverage Division	$2,720	35.8%	$2,341	33.4%	$379	16.2%
Alehouse Division	(176)	(5.3)%	(75)	(2.4)%	(101)	(134.7)%

Total	$2,544	23.3%	$2,266	22.2%	$278	12.3%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 31.5%, or $1.1 million, to $4.5 million for the quarter ended March 31, 2008, from $3.4 million in the same period in 2007. The increase in expense was primarily attributed to an increase in general and administrative expense of $1.1 million to $2.5 million due primarily to the estimated amount of approximately $1.1 million recorded pursuant to the mediation settlement. Selling and marketing expenses were $2.0 million for the quarter, down slightly, $26,000, from a year ago comprised of selling expenses which increased $170,000 to $1.6 million primarily due to increases sponsorships in conjunction with brand building efforts for our Pyramid brand, and severance expense as part of our targeted staff reductions, offset by a decrease in marketing expenses of $196,000 to $374,000 due to a reduction in advertising.
     Gain on Sale. We recognized a gain on sale of $2.4 million in the first quarter of 2007 as the result of the sale of the TK Soda Assets.
     Other Expense, Net. Other expense, net, increased to $129,000 in the first quarter of 2008 from $30,000 in the first quarter of 2007, primarily attributable to an increase in interest expense associated with our capital lease and a decrease in other miscellaneous income.
     Income Taxes. As of March 31, 2008, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
     Net (Loss) Income. We reported net loss of $2.1 million for the quarter ended March 31, 2008 compared to a net income of $1.3 million in the same quarter of 2007. The net loss for the first quarter 2008 was negatively impacted by a one-time impact of $1.1 million relating to a mediation settlement while the net income in the first quarter a year ago was positively impacted by the one-time gain on the sale of the TK Soda Assets of $2.4 million.
Liquidity and Capital Resources and Commitments
     We had a $411,000 and $201,000 balance of cash and cash equivalent and a $3.2 million and $3.3 million accounts receivable balance at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, our working capital was negative at $3.4 million compared to a negative $1.9 million at December 31, 2007. Our working capital was primarily impacted by the $1.1 million mediation settlement as well as an increase in short term financing related to our capital lease financing agreement.
     Net cash used in operating activities for the three months ended March 31, 2008 decreased to $74,000 from $2.2 million for the three months ended March 31, 2007. The decrease in net cash used in operating activities is primarily attributed to the reduction in accounts payable and accrued expenses as a result of our expense reduction initiative during the first quarter of 2008. As the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.
     Net cash used by investing activities totaled approximately $26,000 for the three months ended March 31, 2008 compared to net cash provided of $2.7 million for the same period a year ago. The net cash provided by investing activities in the prior year primarily reflects the $2.4 million we received in conjunction with the sale of TK Assets offset by capital asset purchases in the first quarter of 2007, as compared to the first quarter of 2008.
     Net cash provided by financing activities totaled approximately $310,000 during the three months ended March 31, 2008, compared to net cash used of approximately $132,000 for the same period during 2007. The net cash provided by financing activities in the first quarter was primarily due to the proceeds received in conjunction with the capital lease agreement relating to assets acquired during 2007, offset by payments on the line of credit and the capital lease obligations. The net cash used in financing activities in the first quarter a year ago was due primarily to payments made on our capital lease obligation and our TTB excise tax obligation.
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
     We have taken measures to streamline our cost structure and work towards achieving profitability during a period where there have been major cost increases and availability challenges of key raw materials in 2008. These measures include:
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
     As a result of the measures described above, we believe that our cash flow from operating activities, tighter management of capital spending for 2008 and cash management in combination with various financing options, including the line of credit and capital asset leasing, should provide adequate working capital to meet our future needs. However, it is possible that some or all of our cash requirements may not be met by these activities, which would require us to seek additional capital from other sources, which may not be available to us on attractive terms or at all.
Contractual Obligations
     As of March 31, 2008, we had obtained $2.4 million in connection with a capital lease agreement for the lease of up to $2.5 million in brewery equipment which includes previous purchases made during 2007, in addition to the new bottling line filler and other 2008 planned improvements. The debt is payable over a 30-month period, of which $759,000 is classified as current.

Contingencies
     A former alehouse employee had commenced an action against us in California state court (Taylor v. Pyramid Breweries Inc., et al, Case No. 07AS02039, Sacramento California Superior Court) alleging that he and other employees were denied adequate opportunity to take meal and rest breaks as required by California law. The suit was filed as a potential class action, but no motion requesting certification of the case as a class action had been filed. We entered into mediation proceedings with the plaintiff on April 1, 2008, and on that date, entered into a Memorandum of understanding as a result of mediation. The parties stipulated to class certification for purposes of settlement only. The settlement is subject to final documentation and court approval, and provides for a settlement payment of not more than $1.3 million, including specified fees and costs. For the quarter ended March 31, 2008, we recognized approximately $1.1 million as a charge to earnings as a result of this settlement, which represents our current estimate of the amount that is probable to be paid pursuant to the settlement, but there can be no assurance that such amount will not be greater (up to $1.3 million) or less than the amount accrued. We anticipate that our current operating cash flows and other sources of liquidity will be sufficient to enable us to satisfy our payment obligation under the settlement agreement.
     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2008.
ITEM 4. Controls and Procedures
Procedures
     Procedures
     (a) Evaluation of disclosure controls and procedures
     We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer and Vice President of Finance, have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     (b) Changes in internal controls
     There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     A former alehouse employee commenced an action against us in California state court (Taylor v. Pyramid Breweries Inc., et al, case No. 07AS02039, Sacramento California Superior Court) alleging that he and other employees were denied adequate opportunity to take meal and rest breaks as required by California law. The suit was filed as a potential class action, but no motion requesting certification of the case as a class action had been filed. We entered into mediation proceedings with the plaintiff on April 1, 2008, and on that date entered into a Memorandum of Understanding as a result of such mediation. The parties stipulated to class certification for purposes of settlement only. The settlement is subject to final documentation and court approval, and provides for a settlement payment of not more than $1.3 million, including specified fees and costs. For the quarter ended March 31, 2008, we recognized approximately $1.1 million as a charge to earnings as a result of this settlement, which represents our current estimate of the amount that is probable to be paid pursuant to the settlement, but there can be no assurance that such amount will not be greater (up to $1.3 million) or less than the amount accrued. We anticipate that our current operating cash flows and other sources of liquidity will be sufficient to enable us to satisfy our payment obligation under the settlement agreement.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
     The following table summaries our repurchases of our common stock during the first quarter of 2008:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of		Part of Publicly	Purchased Under the
	Shares Purchased	Average Price Paid	Announced Plans or	Plans or Programs
Period	(1)	per Share	Programs (2)	(in millions)
January 1 — 31, 2008	11,862	$2.28	11,862	$1.1
February 1 — 29, 2008	—	—	—	1.1
March 1 — 31, 2008	—	—	—	1.1

Total	11,862	$2.28	11,862	$1.1

(1)	In January 2008, we withheld 11,862 shares to pay taxes due upon vesting of restricted stock.

(2)	In December 1999, the Board of Directors authorized a stock buyback plan to repurchase up to $2.0 million of our outstanding common stock on the open market. Stock purchases are at the discretion of management and depend, among other things, on our results of operations, capital requirements and financial condition, and on such other factors as our management may consider relevant. At March 31, 2008, approximately $1.1 million of our outstanding common stock was available from board authorizations to repurchase.
ITEM 6. EXHIBITS
10.1	Employment Agreement between the Company and Paul Curhan dated March 31, 2008

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer & Vice President of Finance

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer & Vice President of Finance

SIGNATURE
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID BREWERIES INC.
By:	/s/ SCOTT S. BARNUM
Scott Barnum
President and Chief Executive Officer

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien
Chief Financial Officer and Vice President of Finance (Principal Financial Officer)

DATE: May 15, 2008

EXHIBIT INDEX
10.1	Employment Agreement between the Company and Paul Curhan dated March 31, 2008

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer & Vice President of Finance

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Scott S. Barnum, President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Michael R. O’Brien, Chief Financial Officer & Vice President of Finance