Form 10-Q
period 2008-06-30
PYRAMID BREWERIES INC
filed 2008-08-12
CIK 1001917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to           .
Commission file number 000-27116

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Common stock, par value of $.01 per share: 9,160,085 shares of Common Stock outstanding as of August 4, 2008

PYRAMID BREWERIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I
Item 1 — FINANCIAL STATEMENTS
PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$628	$201
Accounts receivable, net of $20 allowance	4,647	3,334
Inventories	2,326	2,177
Prepaid expenses and other	414	818

Total current assets	8,015	6,530
Fixed assets, net of accumulated depreciation of $18,728 and $18,597	26,582	25,996
Assets held for sale, long term	95	55
Intangibles, net	49	72
Escrow reserve	819	813
Other assets	413	410

Total assets	$35,973	$33,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,321	$3,409
Accrued expenses	5,353	2,583
Refundable deposits	1,491	1,225
Line of Credit	—	241
Current portion of long-term financing	114	110
Current portion of capital lease obligation	1,026	468
Deferred rent — current	129	127
Other current liabilities	317	308

Total current liabilities	10,751	8,471
Long-term financing	7,398	7,456
Capital lease obligation	1,606	—
Deferred rent	399	464
Other liabilities	100	215
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized shares — 40,000,000 Issued and outstanding shares — 9,160,000 and 9,174,000 at June 30, 2008 and December 31, 2007, respectively	92	92
Additional paid-in capital	37,720	37,685
Accumulated deficit	(22,093)	(20,507)

Total stockholders’ equity	15,719	17,270

Total liabilities and stockholders’ equity	$35,973	$33,876

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross sales	$15,454	$13,535	$27,169	$24,515
Less excise taxes	1,042	941	1,836	1,732

Net sales	14,412	12,594	25,333	22,783
Cost of sales	10,045	8,836	18,422	16,759

Gross margin	4,367	3,758	6,911	6,024
Selling, general and administrative expenses	3,648	3,575	8,119	6,974
Gain on sale of net assets (Note 2)	—	—	—	2,436

Operating income (loss)	719	183	(1,208)	1,486
Other expense, net	(247)	(27)	(376)	(57)

Income (loss) before income taxes	472	156	(1,584)	1,429
Provision for income taxes	—	—	(2)	(3)

Net income (loss)	$472	$156	$(1,586)	$1,426

Basic and diluted net earnings (loss) per share	$0.05	$0.02	$(0.17)	$0.16
Weighted average basic shares outstanding	9,057,000	8,984,000	9,077,000	8,973,000
Weighted average diluted shares outstanding	9,085,000	9,196,000	9,077,000	9,197,000
The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Month Period Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(1,586)	$1,426
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,130	1,109
Stock-based compensation expense	25	124
Loss on disposal of equipment	17	—
Gain on sale of net assets	—	(2,436)
Deferred rent	(63)	(58)
Accrued mediation settlement	1,123	—
Changes in operating assets and liabilities:
Accounts receivable	(1,313)	(709)
Inventories	(149)	(133)
Prepaid expenses and other	345	224
Accounts payable and accrued expenses	585	(1,131)
Refundable deposits	266	321

Net cash provided by (used in) operating activities	380	(1,263)
INVESTING ACTIVITIES:
Acquisition of fixed assets	(86)	(1,360)
Proceeds from sale of net assets	—	2,942

Net cash (used in) provided by investing activities	(86)	1,582
FINANCING ACTIVITIES:
Proceeds from capital lease obligation	746	—
Payments on capital lease obligation	(223)	(207)
Payments on TTB excise tax obligation	(106)	(99)
Payments on long-term financing	(54)	(52)
Net payments on line of credit	(241)	—
Proceeds from exercise of stock options and stock issuance through the employee stock purchase plan	11	68

Net cash provided by (used in) financing activities	133	(290)
Increase in cash and cash equivalents	427	29
Cash and cash equivalents at beginning of period	201	227

Cash and cash equivalents at end of period	$628	$256

The accompanying notes are an integral part of these statements.

PYRAMID BREWERIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
     The Company
     Pyramid Breweries Inc. (“Pyramid” or the “Company”), a Washington corporation, was incorporated in 1984 and is engaged in the brewing, marketing and selling of craft beers. We own two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan’s Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants in Walnut Creek and Sacramento, California and Seattle, Washington. We sell our products through a network of selected independent distributors, and as of June 30, 2008, our products were distributed in approximately 38 states within the U.S. Our core Pyramid brand family includes Hefeweizen and Apricot Ale beers and our other brands include MacTarnahan’s along with our smaller product lines reported under the Allied Brand designation.
      Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
      Basis of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pyramid Gilman Street Property, LLC. Intercompany transactions and balances are eliminated in consolidation. Effective January 23, 2008, we merged PBC Acquisition, LLC and Thomas Kemper Soda Company, Inc. into Pyramid.
      Impairment of Long-lived Assets
     We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value.
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

      Revenue Recognition
     We recognize revenue from the sale of wholesale beer and contract manufactured products at the time of shipment, when the title to products passes to the customer in accordance with distributor sales agreements and collectibility is probable. Our revenue from our alehouses is comprised of food, beverage and merchandise, and is recognized at the time of sale.
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
     The following represents the reconciliation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands except per share data)
Net income (loss)	$472	$156	$(1,586)	$1,426
Shares:
Weighted average basic shares outstanding	9,057	8,984	9,077	8,973
Dilutive effect of employee stock options and awards	28	212	—	224

Weighted average diluted shares outstanding	9,085	9,196	9,077	9,197

Basic and diluted net earnings (loss) per share	$0.05	$0.02	$(0.17)	$0.16

     The following shares attributable to outstanding stock options were excluded from the calculation of dilutive earnings (loss) per share because their inclusion would have been anti-dilutive:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Shares excluded from calculation of dilutive net earnings (loss) per share	363	—	663	—

      Liquidity
     As of June 30, 2008, cash and cash equivalents and accounts receivable were $5.3 million. Our working capital, which was negative at $2.7 million, was negatively impacted by the $1.1 million mediation settlement (Note 8) as well as an increase in short term financing related to our capital lease financing agreement (Note 7). Our operating activities provided net cash of approximately $380,000 for the six months ended June 30, 2008, compared to net cash used of approximately $1.3 million in the same period a year ago. As the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.
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
     As a result of our significant continuing involvement in the manufacturing of Thomas Kemper Soda under the Supply Agreement, the Sale does not qualify for presentation as a discontinued operation.

3. Merger with Independent Brewers United Inc.
     On June 27, 2008, we entered into an Agreement and Plan of Merger by and among Independent Brewers United, Inc. (“Independent Brewers”), Magic Hat Brewing Company & Performing Arts Center, Inc. (“Magic Hat”), a subsidiary of Independent Brewers, and PMID Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary formed by Independent Brewers to facilitate the transaction (“Merger Agreement”). The Merger Agreement provides for the acquisition of Pyramid by Independent Brewers in a two-step transaction, the first step being a tender offer by Merger Sub for the outstanding shares of Pyramid’s common stock (“Offer”) and the second step being a merger of Merger Sub with and into Pyramid, with Pyramid as the resulting entity (“Merger”). Following consummation of the Merger, Pyramid will be a wholly owned subsidiary of Independent Brewers.
     Effective midnight on August 1, 2008, Independent Brewers, through Merger Sub, completed the Offer for all of the outstanding common shares of Pyramid for $2.75 per share in cash, at which time a total of 7,803,922 shares of Pyramid common stock were validly tendered and not withdrawn, representing 85.2 % of the outstanding shares of Pyramid common stock being tendered in the Offer. All shares that were validly tendered and not withdrawn have been accepted for purchase in accordance with the terms of the Merger Agreement.
     Independent Brewers intends to acquire the remaining Pyramid shares by means of a merger under Washington law at the same price per share paid in the Offer. The Merger must be approved by at least 66 2/3% of the outstanding shares of Pyramid. A special shareholder meeting of the remaining Pyramid shareholders will be held to vote on the approval of the Merger Agreement. As a holder of 85.2% of the outstanding shares, Independent Brewers has assured Pyramid that it intends to vote in favor of the Merger. Pyramid anticipates that the merger will be effective during the first half of September 2008.
4. Stock-Based Compensation
     For the three and six months ended June 30, 2008, we recognized $40,000 and $25,000 compared to $67,000 and $104,000 during the same periods in 2007, in stock-based compensation expense for stock options, restricted stock awards, and employee stock plan purchases under SFAS No. 123(R), Share-Based Payment (Revised 2004). We use the Black-Scholes valuation model for estimating the grant-date fair value of awards.
     Due to the Letter of Intent that we entered into on April 28, 2008, and the subsequent Merger Agreement, we updated our unrecognized compensation cost expected weighted average remaining period to approximately two months, as well as the expected life of the non-qualified stock options granted to each non-employee director in May 2008.
     As of June 30, 2008, the total estimated unrecognized compensation cost related to stock options was approximately $93,000, expected to be recognized over a weighted average remaining period of 0.2 years. As of June 30, 2008, the total estimated unrecognized compensation cost related to restricted stock awards was approximately $256,000 expected to recognize over a weighted average remaining period of 0.2 years.
     In May 2008 and 2007, each non-employee director was granted 5,000 non-qualified stock options under the Non-Employee Director Stock Option Plan in conjunction with service provided to the Company. The grant date fair value of $15,000 and $52,000, respectively was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Expected life	0.2 yrs	6 yrs
Risk free interest rate	1.9%	4.8%
Expected volatility	113%	42%
Expected dividend yield	0%	0%
     In the three and six months ended June 30, 2008, we received $11,000 in cash proceeds from stock option exercises, respectively. We received $22,000 and $61,000 in cash proceeds from stock option exercises for the three and six months ended June 30, 2007, respectively.

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
     There were 3,155 shares issued to employees under the Purchase Plan for the six months ended June 30, 2007 to satisfy obligations under this plan for fourth quarter purchases in 2006.
     The weighed average estimated fair value of these purchase rights was $2.13 for the six months ended June 30, 2007.
5. Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$881	$829
Work in process	381	289
Finished goods	1,064	1,059

	$2,326	$2,177

     Raw materials primarily include ingredients, flavorings and packaging. Work in process includes beer held in fermentation prior to the filtration and packaging processes. Finished goods primarily include product ready for shipment, as well as promotional merchandise held for sale.
6. Line of Credit
     In February 2008, we renegotiated our line of credit agreement which makes available a $3.25 million line of credit, stepping down to $2.5 million effective September 2008 through the maturity on March 31, 2009. A portion of the line of credit, $995,000, has been reserved to support a standby letter of credit for the equipment financing agreements (Note 7). In conjunction with obtaining the bank’s consent to the merger, we agreed to reduce the line of credit to $995,000 effective upon the close of the merger. Based on the terms of the agreement, the availability to borrow on the line is 75% of eligible accounts receivable. Any borrowings are subject to an interest rate of prime plus 0.5%, fully floating, with a 0.8% commitment fee. We granted the Bank security interest in our property and assets as well as the proceeds and the products of the collateral, namely cash, accounts receivable, inventory and fixed assets. We have also agreed to adhere to certain financial performance covenants with a bank consent restriction on the payment of future dividends and must limit annual capital expenditures to $2.5 million. We were in compliance with these covenants as of June 30, 2008.
7. Capital Lease
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
8. Litigation and Contingencies
     A former alehouse employee commenced an action against us in California state court (Taylor v. Pyramid Breweries Inc., et al, Case No. 07AS02039, Sacramento California Superior Court) alleging that he and other employees were denied adequate opportunity to take meal and rest breaks as required by California law. The suit was filed as a potential class action, but no motion requesting certification of the case as a class action had been filed. We entered into mediation proceedings with the plaintiff on April 1, 2008, and on that date, entered into a Memorandum of Understanding as a result of such mediation. The parties stipulated to class certification for purposes of settlement only. The settlement is subject to final court approval, which is scheduled for consideration by the court on October 3, 2008, and provides for a settlement payment of not more than $1.3 million, including specified fees and costs. For the quarter ended March 31, 2008, we recognized approximately $1.1 million as a charge to earnings as a result of this settlement, which represents our current estimate of the amount that is probable to be paid pursuant to the settlement, but there can be no assurance that such amount will not be greater (up to $1.3 million) or less than the amount accrued. We anticipate that our current operating cash flows and other sources of liquidity will be sufficient to enable us to satisfy our payment obligation under the settlement agreement.
     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
9. Segment Information
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

     Segment information for the periods ended June 30, 2008 and 2007 is as follows (in thousands):

	Beverage
	Operations	Alehouse	Other	Total
Quarter ended June 30, 2008
Gross sales from external customers	$11,153	$4,301	$—	$15,454
Net sales from external customers	10,111	4,301	—	14,412
Intersegment revenues	177	(177)	—	—
Operating income (loss)	2,161	491	(1,933)	719
Capital expenditures	21	9	30	60
Total assets	22,886	4,050	9,037	35,973
Quarter ended June 30, 2007
Gross sales from external customers	$9,336	$4,199	$—	$13,535
Net sales from external customers	8,395	4,199	—	12,594
Intersegment revenues	142	(142)	—	—
Operating income (loss)	1,548	407	(1,772)	183
Capital expenditures	834	83	56	973
Total assets	21,139	4,712	8,726	34,577
Six months ended June 30, 2008
Gross sales from external customers	$19,505	7,664	—	27,169
Net sales from external customers	17,669	7,664	—	25,333
Intersegment revenues	285	(285)	—	—
Operating income (loss)	3,205	346	(4,759)	(1,208)
Capital expenditures	1,675	14	37	1,726
Total assets	22,886	4,050	9,037	35,973
Six months ended June 30, 2007
Gross sales from external customers	$17,127	7,388	—	24,515
Net sales from external customers	15,395	7,388	—	22,783
Intersegment revenues	250	(250)	—	—
Operating income (loss)	4,850	332	(3,696)	1,486
Capital expenditures	1,084	190	86	1,360
Total assets	21,139	4,712	8,726	34,577
10. Subsequent Events
     Effective midnight, Eastern time on August 1, 2008, PMID Merger Sub, Inc., a wholly owned subsidiary of Independent Brewers United, Inc. completed its tender offer for all of the outstanding common shares of Pyramid for $2.75 per share in cash. As a result of the Offer a total of 7,803,922 shares of Pyramid common stock have been validly tendered and not withdrawn, representing 85.2% of the outstanding shares of Pyramid common stock. All shares that were validly tendered and not withdrawn have been accepted for purchase in accordance with the terms of the Offer.
     Independent Brewers intends to acquire the remaining Pyramid shares by means of a merger under Washington law at the same price per share paid in the Offer. Upon completion of the Merger, Pyramid will become a wholly owned subsidiary of Independent Brewers and will no longer be traded on the Nasdaq Stock Market. Additionally, Pyramid will cease to be subject to the periodic reporting requirements of the Securities Exchange Act of 1934.

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
Overview
     We are engaged in the brewing, marketing and selling of craft beers under the Pyramid and MacTarnahan’s labels. We operate two alehouse restaurants adjacent to our full production breweries under the Pyramid Alehouse and MacTarnahan Taproom brand names in Berkeley, California and Portland, Oregon, respectively, and three alehouse restaurants located in Walnut Creek and Sacramento, California and Seattle, Washington. As of June 30, 2008, our products were distributed in approximately 38 states within the U.S. through a network of selected independent distributors and brokers.
     Effective August 1, 2008, Independent Brewers United, Inc., through is wholly owned subsidiary, PMID Merger Sub, Inc., completed a tender offer for all of the outstanding common shares of Pyramid common stock for $2.75 per share in cash, at which time a total of 7,803,922 shares, representing 85.2% of the outstanding shares of Pyramid common stock were validly tendered and accepted for purchase. Independent Brewers United intends to acquire the remaining Pyramid shares by means of a merger under Washington law at the same price per share paid in the offer. The merger must be approved by at least 66 2/3% of the outstanding shares of Pyramid. A special meeting of the remaining Pyramid shareholders is expected be held the first part of September to approve the merger. As a holder of 85.2% of Pyramid shares, Independent Brewers United has assured Pyramid that it intends to vote in favor of the merger. Following the merger, Pyramid will become a wholly owned subsidiary of Independent Brewers United.

Results of Operations
QUARTER ENDED JUNE 30, 2008 COMPARED TO QUARTER ENDED JUNE 30, 2007
     Gross Sales. Gross sales increased 14.2%, or $1.9 million, to $15.5 million in the quarter ended June 30, 2008, from $13.5 million in the same quarter in 2007 driven primarily by wholesale beverage segment sales which increased 19.5%, or $1.8 million, to $11.2 million in the second quarter as a result of increased volume as well as an average price increase for beer generally consistent with the craft category. Total beverage shipments increased 7.5% to 69,200 barrels and of the total beverage shipments, beer shipments increased 8.5% to 57,300 barrels for the quarter from 52,800 barrels in the same period in 2007, primarily due to increased Pyramid brand shipments. Pyramid brand shipments increased 8.2% to 51,200 barrels for the quarter, driven by Pyramid Hefeweizen, our top selling product, which was up 12.8% in shipment volume for the quarter. Increases in other beer brand shipments of 10.9% to 6,100 barrels during the quarter also contributed to the increase in beer shipments, primarily attributed to the MacTarnahan’s family which increased 7.7%. Contract manufactured shipments increased 300 barrels to 11,900 barrels for the quarter ended June 30, 2008. Alehouse sales increased 2.4% to $4.3 million in the second quarter of 2008 and showed sales growth in four locations.
     Excise Taxes. Excise taxes were 9.3% and 10.1%, respectively, of gross beverage sales for the quarters ended June 30, 2008 and 2007. Per beer barrel shipped excise taxes in the second quarter of 2008 increased to $17.93 per beer barrel as compared to $17.82 per beer barrel in the same period in 2007. Federal taxes paid on beer shipments are determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis.
     Gross Margin. Gross margin for the quarter ended June 30, 2008 increased 16.2% to $4.4 million from $3.8 million as compared to the same period in 2007, primarily as a result of top line growth driven by increased volume and increases in beer prices. Additionally, gross margin as a percentage of net sales increased to 30.3% in the quarter ended June 30, 2008, as compared to 29.8% in the same period in 2007.
     The following table represents gross margin comparisons and changes by segment for the three months ended June 30, 2008 and 2007 (in thousands):

		% of		% of
		Segment		Segment
Gross Margin	2008	Net Sales	2007	Net Sales	$ Change	% Change
Beverage Division	$3,876	38.3%	$3,351	39.9%	$525	15.7%
Alehouse Division	491	11.4%	407	9.7%	84	20.6%

Total	$4,367	30.3%	$3,758	29.8%	$609	16.2%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 2.0%, or $73,000, to $3.6 million for the quarter ended June 30, 2008, from $3.6 million in the same period in 2007. The increase in expense was primarily attributed to an increase in general and administrative expense of $222,000 to $1.4 million due primarily to professional fees associated with the Independent Brewers transaction. Selling and marketing expenses were $2.2 million for the quarter, a decrease of $149,000, from a year ago comprised of selling expenses which decreased $88,000 to $1.7 million primarily due to decreases in personnel related costs related to the major expense reduction initiative announced in the first quarter and by a decrease in marketing expenses of $61,000 to $527,000 due to a reduction in advertising.
     Other Expense, Net. Other expense, net, increased slightly to $247,000 in the second quarter of 2008 from $27,000 in the second quarter of 2007, primarily attributable to an increase in interest expense associated with our capital lease and a decrease in other miscellaneous income.
     Income Taxes. As of June 30, 2008, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

     Net Income. We reported net income of $472,000 for the quarter ended June 30, 2008 compared to a net income of $156,000 in the same quarter of 2007. The net income for the quarter ended June 30, 2008 is primarily as a result of top line growth driven by increased volume and increases in beer prices, offset by transaction costs.
SIX MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2007
     Gross Sales. Gross sales increased 10.8%, or $2.7 million, to $27.2 million for the six months ended June 30, 2008, from $24.5 million in the same period in 2007 driven primarily by wholesale beverage segment sales which increased 13.9%, or $2.4 million, to $19.5 million for the six months ended June 30, 2008 as a result of increased volume as well as an average price increase for beer generally consistent with the craft category. Total beverage shipments increased 4.2% to 122,700 barrels and of the total beverage shipments, beer shipments increased 6.5% to 102,300 barrels in the six months ended June 30, 2008 from 96,100 barrels in the same period in 2007, primarily due to increased Pyramid beer brand shipments. Pyramid brand shipments increased 5.8% to 90,700 barrels in the six months ended June 30, 2008, driven by Pyramid Hefeweizen, our top selling product, which was up 8.1% in shipment volume for the period. The increase in beer shipments was offset by a decline contract manufactured shipments of 1,300 barrels to 20,400 barrels for the six months ended June 30, 2008. Alehouse sales increased 3.7% to $7.7 million for the first six months of 2008 and showed sales growth in all locations.
     Excise Taxes. Excise taxes were 9.4% and 10.1%, respectively, of gross beverage sales for the six months ended June 30, 2008 and 2007. Per beer barrel shipped excise taxes in the first half of the year of 2008 increased slightly to $17.81 per beer barrel as compared to $17.78 per beer barrel in the same period in 2007. Federal taxes paid on beer shipments are determined by the level of shipments. For the first 60,000 barrels of production the federal excise tax rate for “small brewers” like Pyramid is $7 per barrel resulting in incremental volume being taxed at an $18 per beer barrel rate. State taxes per barrel vary on a state by state basis.
     Gross Margin. Gross margin for the six months ended June 30, 2008 increased 14.7% to $6.9 million from $6.0 million as compared to the same period in 2007, primarily as a result of top line growth driven by increased volume and increases in beer prices. Additionally, gross margin as a percentage of net sales increased to 27.3% in the six months ended June 30, 2008 as compared to 26.4% in the same period in 2007.
     The following table represents gross margin comparisons and changes by segment for the six months ended June 30, 2008 and 2007 (in thousands):

		% of		% of
		Segment		Segment
Gross Margin	2008	Net Sales	2007	Net Sales	$ Change	% Change
Beverage Division	$6,565	37.2%	$5,692	37.0%	$873	15.3%
Alehouse Division	346	4.5%	332	4.5%	14	4.2%

Total	$6,911	27.3%	$6,024	26.4%	$887	14.7%

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.4%, or $1.1 million, to $8.1 million for the six months ended June 30, 2008 from $7.0 million in the same period in 2007. The increase in expense was primarily attributed to an increase in general and administrative expense of $1.3 million to $3.9 million due primarily to the estimated amount of approximately $1.1 million recorded pursuant to the mediation settlement and to the professional fees associated with the Independent Brewers transaction. Selling and marketing expenses were $4.3 million for the six months ended June 30, 2008 a decrease of $175,000 from a year ago comprised of a decrease in marketing expenses of $257,000 to $901,000 due to a reduction in promotions and sponsorships and offset by selling expenses which increased $82,000 to $3.4 million primarily due to increases in sponsorships in conjunction with brand building efforts for our Pyramid brand.
     Gain on Sale. We recognized a gain on sale of $2.4 million in the first half of 2007 as the result of the sale of the TK Soda Assets.
     Other Expense, Net. Other expense, net, increased to $376,000 in the first six months of 2008 from $57,000 in the first six months of 2007, primarily attributable to an increase in interest expense associated with our capital lease and a decrease in other miscellaneous income.
     Income Taxes. As of June 30, 2008, we had deferred tax assets arising from deductible temporary differences and tax loss carryforwards offset against certain deferred tax liabilities. Realization of the deferred tax assets is dependent on our ability to generate future U.S. taxable income. We do not believe that our net deferred assets meet the “more likely than not” realization criteria and accordingly, a full valuation allowance has been established. We will continue to evaluate the ability to realize the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.
     Net (Loss)Income. We reported net loss of $1.6 million for the six months ended June 30, 2008 compared to a net income of $1.4 million in the same period of 2007. Net loss for the six months ended June 30, 2008 was negatively impacted by a one-time impact of $1.1 million relating to a mediation settlement as well as transaction costs while the net income in the same period a year ago was positively impacted by the one-time gain on the sale of the TK Soda Assets of $2.4 million.
Liquidity and Capital Resources and Commitments
     We had a $628,000 and $201,000 balance of cash and cash equivalents and a $4.6 million and $3.3 million accounts receivable balance at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, our working capital was negative at $2.7 million compared to negative $1.9 million at December 31, 2007. Our working capital was primarily impacted by the $1.1 million mediation settlement as well as an increase in short term financing related to our capital lease financing agreement.
     Net cash provided by operating activities for the six months ended June 30, 2008 was $380,000, compared to net cash used in operating activities of $1.3 million for the six months ended June 30, 2007. Excluding the effects of the non-cash gain related to the sale of the TK Soda Assets in 2007 and the estimated mediation settlement in 2008, the increase to net cash provided by operating activities is primarily attributed to profitable first half of 2008 versus the net loss in the same period of 2007 as a result of higher sales volumes combined with a price increase in beer and the expense reduction initiative taken in 2008. As the beverage segment operates with relatively short accounts receivable terms and the alehouse segment operates essentially as a cash business, as such we typically tend to collect within 30 days of a sale or immediately upon sale. Therefore, we generally do not require significant cash on hand to meet operating needs.
     Net cash used in investing activities totaled approximately $86,000 for the six months ended June 30, 2008 compared to net cash provided of $1.6 million for the same period of the prior year. The net cash provided by investing activities in the prior year primarily reflects the $2.4 million we received in conjunction with the sale of the TK Soda Assets offset by capital asset purchases in the first half of 2007, as compared to the first half of 2008.
     Net cash provided by financing activities totaled approximately $133,000 during the six months ended June 30, 2008, compared to net cash used of approximately $290,000 for the same period during 2007. The net cash provided by financing activities in the six months ending June 30, 2008 was primarily due to the proceeds received in conjunction with the capital lease agreement relating to assets acquired during 2007, and the first quarter of 2008, offset by payments on the line of credit.
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
     Additionally in February 2008, we renegotiated our line of credit agreement which makes available a $3.25 million line of credit, stepping down to $2.5 million effective September 2008 through the maturity on March 31, 2009. A portion of the line of credit, $995,000, has been reserved to support a standby letter of credit for the brewery equipment financing. In conjunction with obtaining the bank’s consent to the merger, we agreed to reduce the line of credit to $995,000 effective upon the close of the merger. Any borrowings are subject to an interest rate of prime plus 0.5%, fully floating, with a 0.8% commitment fee. Under the terms of the agreement, we must limit annual capital expenditures, annually, to $2.5 million and adhere to certain financial performance covenants with a restriction on the payment of future dividends.
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
Contractual Obligations
     As of March 31, 2008, we had obtained $2.4 million in connection with a capital lease agreement for the lease of up to $2.5 million in brewery equipment which includes previous purchases made during 2007, in addition to the new bottling line filler and other 2008 planned improvements. The debt is payable over a 30-month period, of which $780,000 is classified as current.
Contingencies
     A former alehouse employee had commenced an action against us in California state court (Taylor v. Pyramid Breweries Inc., et al, Case No. 07AS02039, Sacramento California Superior Court) alleging that he and other employees were denied adequate opportunity to take meal and rest breaks as required by California law. The suit was filed as a potential class action, but no motion requesting certification of the case as a class action had been filed. We entered into mediation proceedings with the plaintiff on April 1, 2008, and on that date, entered into a Memorandum of Understanding as a result of mediation. The parties stipulated to class certification for purposes of settlement only. The settlement is subject to final court approval, which is scheduled for consideration by the court on October 3, 2008, and provides for a settlement payment of not more than $1.3 million, including specified fees and costs. For the quarter ended March 31, 2008, we recognized approximately $1.1 million as a charge to earnings as a result of this settlement, which represents our current estimate of the amount that is probable to be paid pursuant to the settlement, but there can be no assurance that such amount will not be greater (up to $1.3 million) or less than the amount accrued. We anticipate that our current operating cash flows and other sources of liquidity will be sufficient to enable us to satisfy our payment obligation under the settlement agreement.
     In addition to the matter discussed above, we are involved from time to time in claims, proceedings and litigation arising in the ordinary course of business. We do not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position or results of operations.
Critical Accounting Policies
     See the information concerning our critical accounting policies included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2008.
ITEM 4. Controls and Procedures
Procedures
     Procedures
     (a) Evaluation of disclosure controls and procedure
     We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer and Treasurer, have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     (b) Changes in internal controls
     There were no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008 in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     A former alehouse employee commenced an action against us in California state court (Taylor v. Pyramid Breweries Inc., et al, case No. 07AS02039, Sacramento California Superior Court) alleging that he and other employees were denied adequate opportunity to take meal and rest breaks as required by California law. The suit was filed as a potential class action, but no motion requesting certification of the case as a class action had been filed. We entered into mediation proceedings with the plaintiff on April 1, 2008, and on that date entered into a Memorandum of Understanding as a result of such mediation. The parties stipulated to class certification for purposes of settlement only. The settlement is subject to final court approval, which is scheduled for consideration by the court on October 3, 2008, and provides for a settlement payment of not more than $1.3 million, including specified fees and costs. For the quarter ended March 31, 2008, we recognized approximately $1.1 million as a charge to earnings as a result of this settlement, which represents our current estimate of the amount that is probable to be paid pursuant to the settlement, but there can be no assurance that such amount will not be greater (up to $1.3 million) or less than the amount accrued. We anticipate that our current operating cash flows and other sources of liquidity will be sufficient to enable us to satisfy our payment obligation under the settlement agreement.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareholders was held on May 27, 2008. At the annual meeting, the shareholders elected two directors to hold office until the annual meeting of shareholders in 2011. The vote was as follows:

	Number
	of Shares
	For	Withheld
Term Expiring in 2011
George Hancock	6,172,470	1,457,856
Scott Barnum	6,170,596	1,459,730
     In addition, shareholders ratified the appointment of Moss Adams LLP. The vote was as follows:

	Number
	of Shares
	For	Against	Abstain
Ratify
Moss Adams LLP	7,188,216	116,924	325,186
     There were no broker non-votes.
ITEM 6. EXHIBITS

10.1	Employment Separation Agreement between the Company and Scott Barnum dated August 5, 2008.

10.2	Employment Separation Agreement between the Company and Michael O’Brien dated August 5, 2008.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: R. Martin Kelly, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Eric G. Peterson, Chief Financial Officer & Treasurer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: R. Martin Kelly, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Eric G. Peterson, Chief Financial Officer & Treasurer

SIGNATURE
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PYRAMID BREWERIES INC.
By:	/s/ R. MARTIN KELLY
R. Martin Kelly
Chief Executive Officer

By:	/s/ ERIC G. PETERSON
Eric G. Peterson
Chief Financial Officer and Treasurer (Principal Financial Officer)
DATE: August 11, 2008